Form 10-Q
period 2004-06-30
ATLANTIC COAST FEDERAL CORP
filed 2004-09-28
CIK 1284077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 333-113923

                       ATLANTIC COAST FEDERAL CORPORATION
             (Exact name of registrant as specified in its charter)

           FEDERAL                                        59-3764686
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

505 Haines Avenue
Waycross, Georgia                                           31501
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (912)284-2213

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     [ ]     NO    [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES     [ ]     NO    [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                                  Outstanding at August 31, 2004
Common Stock,  $.01 Par Value                                 1,000

                       ATLANTIC COAST FEDERAL CORPORATION

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I.

                                                                     Page Number

Item 1.      Financial Statements ..........................................  1
Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations................  8
Item 3.      Quantitative and Qualitative Disclosures About Market Risk..... 24
Item 4.      Controls and Procedures........................................ 24

                                    PART II.

Item 1.      Legal Proceedings.............................................. 25
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.... 25
Item 3.      Defaults Upon Senior Securities................................ 25
Item 4.      Submission of Matters to a Vote of Security Holders............ 25
Item 5.      Other Information.............................................. 25
Item 6.      Exhibits and Reports on Form 8-K............................... 25

Form 10-Q    Signature Page................................................. 26


                                                       Part I
                                         ATLANTIC COAST FEDERAL CORPORATION
                                            ITEM 1 - FINANCIAL STATEMENTS


                                         ATLANTIC COAST FEDERAL CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                      As of June 30, 2004 and December 31, 2003


                                                                                   June 30,           December 31,
                                                                                     2004                 2003
                                                                                     ----                 ----
                                                                                  (Unaudited)
ASSETS
Cash and due from financial institutions                                        $     9,102,735    $      6,674,213
Short-term interest-bearing deposits in other financial institutions                 20,520,582           2,303,756
                                                                                ---------------    ----------------
   Total cash and cash equivalents                                                   29,623,317           8,977,969

Other interest-bearing deposits in other financial institutions                               -             500,000
Securities available for sale                                                        21,861,078          26,038,755
Real estate mortgages held-for-sale                                                           -             487,183
Loans, net of allowance for loan losses of $ 3,817,736 at June 30, 2004
(unaudited) and $6,593,329 at December 31, 2003                                     499,422,659         435,613,584
Federal Home Loan Bank stock                                                          4,548,600           3,081,500
Accrued interest receivable                                                           1,821,664           2,040,953
Land, premises and equipment, net                                                    10,626,823          10,597,421
Bank owned life insurance                                                             4,839,274           4,750,300
Other real estate owned                                                                 291,463           1,078,986
Goodwill                                                                              2,661,190           2,661,190
Other assets                                                                          3,932,482           3,212,561
                                                                                ---------------    ----------------

   Total assets                                                                 $   579,628,550    $    499,040,402
                                                                                ===============    ================

LIABILITIES AND EQUITY
Deposits:
   Non-interest-bearing demand                                                  $    34,800,907    $     27,179,395
   Interest bearing demand                                                           27,720,789          14,955,497
   Savings and money market                                                         153,209,291         137,633,423
   Time                                                                             224,648,720         212,487,510
                                                                                ---------------    ----------------
     Total deposits                                                                 440,379,707         392,255,825
Federal Home Loan Bank advances                                                      90,971,429          60,971,429
Accrued expenses and other liabilities                                                3,258,285           2,594,773
                                                                                ---------------    ----------------
   Total liabilities                                                                534,609,421         455,822,027

Commitments and contingencies                                                                 -                   -

Preferred stock: $.01 par value; 1,000,000 shares authorized,
  none issued                                                                                 -                   -
Common stock: $.01 par value; 9,000,000 shares authorized;
  1,000 shares issued and outstanding as of June 30, 2004(unaudited)
  and December 31, 2003                                                                      10                  10
Retained earnings                                                                    44,915,184          43,220,688
Accumulated other comprehensive income(loss)                                            103,935              (2,323)
                                                                                ---------------    ----------------
   Total equity                                                                      45,019,129          43,218,375
                                                                                ---------------    ----------------

   Total liabilities and equity                                                 $   579,628,550    $    499,040,402
                                                                                ===============    ================


               The accompanying notes are an integral part of these consolidated financial statements.


                                       ATLANTIC COAST FEDERAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                        For the Three Months and Six Months Ended June 30, 2004 and 2003
                                                   (Unaudited)


                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                     ----------------------------   ---------------------------
                                                         2004           2003           2004            2003
                                                         ----           ----           ----            ----
INTEREST AND DIVIDEND INCOME
Loans                                                $  7,473,113    $  7,808,047   $ 14,826,174   $ 15,591,893
Securities and interest-bearing deposits
  in other financial institutions                         196,741         240,584        383,648        478,520
                                                     ------------    ------------   ------------   ------------
     Total interest and dividend income                 7,669,854       8,048,631     15,209,822     16,070,413

INTEREST EXPENSE
Deposits                                                1,922,402       2,569,360      3,908,423      5,120,985
Federal Home Loan Bank advances                           882,436         521,008      1,707,619      1,054,901
                                                     ------------    ------------   ------------   ------------
     Total interest expense                             2,804,838       3,090,368      5,616,042      6,175,886
                                                     ------------    ------------   ------------   ------------

NET INTEREST INCOME                                     4,865,016       4,958,263      9,593,780      9,894,527
Provision for loan losses                                 108,781       2,855,136      1,652,831      3,911,798
                                                     ------------    ------------   ------------    -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             4,756,235       2,103,127      7,940,949      5,982,729

NONINTEREST INCOME
Service charges and fees                                1,014,352         918,167      1,872,751      1,712,695
Gain on the sale of loans held for sale                     2,076          33,852        168,513        105,777
Gain(loss)on the sale of securities available
  for sale                                                      -            (590)         8,444          2,410
Gain(loss) on sale of foreclosed assets                    18,885         (46,147)        55,049        (37,143)
Commission income                                          81,968         181,610        168,256        245,716
Interchange fees                                          166,069         209,526        320,487        396,883
Other                                                      48,334          87,387         92,761        120,756
                                                     ------------    ------------   ------------   ------------
      Total noninterest income                          1,331,684       1,383,805      2,686,261      2,547,094

NONINTEREST EXPENSE
Compensation and benefits                               1,833,711       1,687,776      3,819,548      3,430,074
Occupancy and equipment                                   348,753         307,413        694,545        584,879
Data processing                                           265,228         328,615        554,573        694,317
Advertising                                                91,278         136,551        177,868        226,501
Outside professional services                             441,357         334,953        738,191        602,260
Interchange charges                                       176,473         213,411        432,577        398,838
Collection expense and repossessed asset losses            38,282          63,712         87,995        135,556
Telephone                                                 135,980         141,122        270,054        284,319
Other                                                     637,565         629,468      1,228,441      1,263,061
                                                     ------------    ------------   ------------   ------------
     Total noninterest expense                          3,968,627       3,843,021      8,003,792      7,619,805
                                                     ------------    ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                        2,119,292        (356,089)     2,623,418        910,018
Income tax expense                                        765,380        (207,149)       928,922        256,814
                                                     ------------    -------------  ------------   ------------
NET INCOME                                           $  1,353,912    $   (148,940)   $ 1,694,496   $    653,204
                                                     ============    ============   ============   ============

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                                       $    1,353.91   $    (148.94)   $  1,694.50   $     653.20
                                                     =============   ============   ============   ============


             The accompanying notes are an integral part of these consolidated financial statements.


                                             Atlantic Coast Federal CORPORATION
                                        Consolidated Statements of Changes in Equity
                              For the Three Months and Six Months Ended June 30, 2004 and 2003
                                                         (Unaudited)

                                                                                  Accumulated
                                                                                    Other
                                                 Common          Retained        Comprehensive         Total
                                                  Stock          Earnings        Income(loss)         Equity
                                                  -----          --------        ------------         ------
Balance at January 1, 2004                   $            10   $   43,220,688   $        (2,323)  $   43,218,375

  Comprehensive income:
     Net income for the three months
       ended March 31, 2004                                -          340,584                 -          340,584
     Changes in net unrealized gain on
       securities available for sale, net of
       tax of $26,378                                      -                -            43,038                -
     Change in fair value of cash flow hedge,
       net of income tax expense (benefit)
       of $(204,000)                                       -                -          (320,000)               -
                                                                                ---------------
     Other comprehensive income(loss)                      -                -          (276,962)        (276,962)
                                                                                                  --------------
       Total comprehensive income                          -                -                 -           63,622*
                                             ---------------   --------------   ---------------   ---------------
  Balance at March 31, 2004                               10       43,561,272          (279,285)      43,281,997

  Comprehensive income:
     Net income for the three months
       ended June 30, 2004                                 -        1,353,912                 -        1,353,912
     Change in net unrealized gain(loss) on
       securities available for sale, net of
       tax of $(91,512)                                    -                -          (149,309)               -
     Change in fair value cash flow hedge, net
       of income tax expense (benefit)
       of $330,259                                         -                -           532,529                -
                                                                                ---------------
     Other comprehensive income                            -                -           383,220          383,220
                                                                                                  --------------
       Total comprehensive income                          -                -                 -        1,737,132*
                                             ---------------   --------------   ---------------   ---------------

  Balance at June 30, 2004                   $            10   $   44,915,184   $       103,935   $   45,019,129
                                             ===============   ==============   ===============   ==============

  Balance at January 1, 2003                 $             -   $   38,853,464   $        71,014   $   38,924,478

  Common stock issuance 1,000 shares                      10              (10)                -                -

  Dividends declared and paid to MHC                       -          (50,000)                -          (50,000)

  Comprehensive income:
     Net income for the three months
       ended March 31, 2003                                -          802,144                 -          802,144
     Changes in net unrealized gain(loss)
       on securities available for sale, net
       of tax of $(15,983)                                 -                -           (25,409)               -
                                                                                ---------------
     Other comprehensive income(loss)                      -                -           (25,409)         (25,409)
                                                                                                  --------------
       Total comprehensive income                          -                -                 -          776,735*
                                             --------------    --------------   ---------------   ---------------

  Balance at March 31, 2003                               10       39,605,598            45,605       39,651,213

  Comprehensive income:
     Net loss for the three months
       ended June 30, 2003                                 -         (148,940)                -         (148,940)
     Changes in net unrealized gain on
       securities available for sale, net of
       tax of $68,624                                      -                -            92,437                -
                                                                                ---------------
     Other comprehensive income                            -                -            92,437           92,437
                                                                                                  ---------------
       Total comprehensive income(loss)                    -                -                 -          (56,503)*
                                             ---------------   --------------   ---------------   --------------

  Balance at June 30, 2003                   $            10   $   39,456,658   $       138,042   $   39,594,710
                                             ===============   ==============   ===============   ==============


*Total comprehensive income was $1,800,754 and $720,232 for the six months ended June 30,2004 and 2003, respectively.


              The accompanying notes are an integral part of these consolidated financial statements.


                                         ATLANTIC COAST FEDERAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Six Months Ended June 30, 2004 and 2003
                                                     (Unaudited)


                                                                                          2004            2003
                                                                                          ----            ----
Cash flows from operating activities:
   Net income                                                                       $   1,694,496    $      653,204
   Adjustments to reconcile net income to net cash
     from operating activities:
   Provision for loan losses                                                            1,652,831         3,911,798
   Gain on the sale of loans held for sale                                               (168,513)         (105,777)
   Loans originated for sale                                                          (10,328,352)       (6,523,817)
   Proceeds from loan sales                                                            10,826,788         9,076,941
   (Gain)loss on sale of other real estate owned                                          (55,049)           37,143
   Gain on the sale of securities available for sale                                       (8,444)           (2,410)
   Net depreciation and amortization                                                      631,682           686,454
   Net change in accrued interest receivable                                              219,289           (60,225)
   Increase in bank owned life insurance                                                  (88,974)         (109,994)
   Net change in other assets                                                            (442,258)        1,704,606
   Increase in accrued expenses and other liabilities                                     663,511            91,616
                                                                                    -------------    --------------
     Net cash from operating activities                                                 4,597,007         9,359,539
                                                                                    -------------    --------------

Cash flows from investing activities
   Proceeds from calls, maturities and payments
     of securities available for sale                                                   3,744,273         8,156,798
    Proceeds from sales of securities available for sale                               38,415,170         2,000,000
   Purchases of securities available for sale                                         (38,219,408)      (25,317,250)
   Net change in loans                                                                (65,437,771)      (30,684,972)
   Expenditures on land, premises and equipment                                          (586,403)         (756,899)
   Proceeds from the sale of other real estate owned                                      975,698            91,488
   Cash received for net liabilities assumed in acquisition of branches                         -         9,143,226
   (Purchase) redemption of Federal Home Loan Bank stock                               (1,467,100)           65,800
   Purchase of Bank owned life insurance                                                        -        (2,947,198)
   Net change in other investments                                                        500,000           839,939
                                                                                    -------------    --------------
     Net cash from investing activities                                               (62,075,541)      (39,409,068)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase in deposits                                                            48,123,882        31,763,539
   Federal Home Loan Bank advances                                                     30,000,000                 -
   Repayment of Federal Home Loan Bank advances                                                 -        (3,157,143)
   Dividends paid                                                                               -           (50,000)
                                                                                    -------------    --------------
     Net cash from financing activities                                                78,123,882        28,556,396
                                                                                    -------------    --------------

Net increase (decrease) in cash and cash equivalents                                   20,645,348        (1,493,133)

Cash and cash equivalents at beginning of the period                                    8,977,969        13,975,305
                                                                                    -------------    --------------

Cash and cash equivalents at end of the period                                      $  29,623,317    $   12,482,172
                                                                                    =============    ==============

Cash paid during the period for:
   Interest                                                                         $   5,549,972    $    6,182,164
                                                                                    =============    ==============
   Income taxes                                                                     $     950,000    $      754,000
                                                                                    =============    ==============

Loans transferred to other real estate                                              $     133,126    $      233,140
                                                                                    =============    ==============


               The accompanying notes are an integral part of these consolidated financial statements.

                       ATLANTIC COAST FEDERAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Atlantic Coast Federal Corporation (or the "Company") and its wholly owned subsidiary, Atlantic Coast Federal (the "Bank") and the Bank's wholly owned subsidiary First Community Financial Services, Inc. ("First Community"). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The 2003 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company's Form S-1 filed with the SEC on March 25, 2004, should be read in conjunction with these statements.

NOTE 2-USE OF ESTIMATES

The preparation of consolidated financial statements, in conformity with accounting principles generally acceptable in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reported periods. Actual results could differ from current estimates. Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets, including goodwill and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

NOTE 3-IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (EITF) has issued EITF Abstracts Issue No. 03-01(EITF No. 03-01) to provide application guidance for assessing when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The provisions of EITF No 03-01 are effective for the Company's applicable investments for reporting periods beginning after June 15, 2004. Management is presently evaluating the impact of implementing EITF No. 03-01 but does not expect a material impact on the Company's financial condition or results of operations upon adoption.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2004 the sum of individual advances from the Federal Home Loan Bank of Atlanta totaled $90,971,429 and had both variable and fixed interest rates. At June 30, 2004 these rates ranged from 1.23% to 6.93% with an average interest rate of 3.72%.

The advances mature as follows:

                               June 30,
                                 2004
                                 ----

        2005              $     1,314,300
        2006                   11,314,300
        2007                            -
        2008                            -
        2009                    5,000,000
        Thereafter             73,342,829
                          ---------------

                          $    90,971,429

The Company has a borrowing capacity of 30% of total assets with the Federal Home Loan Bank of Atlanta. The Company had mortgage loans pledged as collateral for FHLB advances of approximately $289,471,000 at June 30, 2004. At June 30, 2004, Atlantic Coast Federal Corporation owned $4,548,600 of FHLB stock, which also secures debts to the FHLB.

NOTE 5 -INTEREST RATE  SWAPS

Effective November 17, 2003 the Company entered into an interest rate swap agreement to make fixed payments in exchange for variable interest payments. The interest rate swap is used to mitigate overall risk to changes in interest rates during the life of the swap and is a component of the Company's asset liability management strategy to reduce the risk that changes in interest rates will change net interest margin. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the interest rate swap. The interest rate swap has a maturity date of November 14, 2005.

This interest rate swap has been designated as a cash flow hedge of a certain FHLB advance and was determined to be fully effective during 2003. The Company expects the hedge to remain fully effective during the remaining term of the swap.

                       ATLANTIC COAST FEDERAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE 5 -INTEREST RATE  SWAPS(Continued)

Summary information about the interest rate swap was as follows at December 31, 2003:

Notional amounts                                                $ 5,000,000
Weighted average pay rates                                            2.38%
Weighted average receive rates                                        1.23%
Maturity                                                          1.9 years

The estimated fair value of the interest rate swap was not material to the consolidated financial statements as of December 31, 2003.

                       ATLANTIC COAST FEDERAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE 5 -INTEREST RATE SWAPS (Continued)

During the six months ending June 30, 2004, the Company entered into additional interest rate swap agreements to make fixed interest payments in exchange for variable interest payments. These interest rate swaps have also been designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to fully effective since origination. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps are recorded in other liabilities with changes in fair value recorded in other comprehensive income(loss). The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about all interest rate swaps as of June 30, 2004 follows:

Notional amounts                                                 $ 20,000,000
Weighted average pay rates                                              3.16%
Weighted average receive rates                                          1.20%
Maturity                                                            7.5 years
Unrealized gain related to interest rate swaps                       $342,788

NOTE 6-EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six month periods ended June 30, 2004 and 2003 the weighted average number of common shares outstanding used in the computation of basic earnings per share was 1,000. There were no potential dilutive common shares.

NOTE 7-MINORITY STOCK OFFERING

On February 25, 2003, the Board of Directors of Atlantic Coast Federal Corporation adopted a resolution to sell common stock in an amount equal to 40% ("Minority Stock Offering") of the consolidated pro forma market value of the Company and the Bank after giving effect to the offering. A subscription offering of the shares of common stock of the Company will be offered initially to the Company's eligible deposit account holders and the Company's tax qualified employee benefit plan, then to the other members of the Bank. Any shares of the Company's common stock not sold in the subscription offering will be offered to the general public, giving preference to the Bank's market area.

Upon completion of the Minority Stock Offering, Atlantic Coast Federal, MHC(the "MHC") will own 60% of the outstanding stock of the Company, with the remaining 40% held by the public. The Company will continue to own 100% of the federal stock savings association. The federal stock savings association may not pay dividends to the

Company if the dividends would cause the federal stock savings association to fall below the "adequately-capitalized" capital threshold.

The Company intends to contribute approximately 50% of the proceeds of the Minority Stock Offering to the Bank. The Company will also lend its employee stock ownership plan cash to enable the plan to buy up to 8% of the shares issued in the Minority Stock Offering to persons other than the MHC. The balance will be retained as the Company's initial capitalization and may be used for general business purposes including investment in securities, repurchasing shares of its common stock, paying dividends, or pursuing acquisitions. The funds received by the Bank will be used for general business purposes including originating loans and purchasing securities and may also be used for growth through expansion of the branch office network or acquisitions.

Effective August 12, 2004, the Company received approval from the Office of Thrift Supervision to proceed with its planned Minority Stock Offering equal to 40% of the consolidated pro forma market value of the Company and its subsidiaries, after giving effect to the offering. The offering is expected to close in 2004 and net proceeds from the offering is anticipated to be approximately$56.8 million. Offering costs are deferred and will be deducted from the proceeds of the shares sold in the stock offering. If the offering is not completed, all costs will be charged to expense. At June 30, 2004 and December 31, 2003, $620,000 and $191,000 of costs had been incurred.

                                     Part 1

                       ATLANTIC COAST FEDERAL CORPORATION
         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND
                        CONDITION RESULTS OF OPERATIONS


                                  June 30, 2004


FORWARD-LOOKING STATEMENTS

        When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify, "forward looking statements." Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

        Atlantic Coast Federal Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect Atlantic Coast Federal Corporation's financial performance and could cause Atlantic Coast Federal Corporation's actual results for future periods to differ materially from those anticipated or projected.

        Atlantic Coast Federal Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

        On November 1, 2000, Atlantic Coast Federal converted its charter from a federally-chartered credit union to a federally-chartered thrift. On that date the name was changed from Atlantic Coast Federal Credit Union to Atlantic Coast Federal, and we became a taxable organization.

        On May 30, 2002, Atlantic Coast Federal adopted a plan of mutual holding company reorganization to reorganize into a three-tier mutual holding company. The reorganization became effective on January 1, 2003. Following the reorganization, Atlantic Coast Federal became a wholly-owned subsidiary of Atlantic Coast Federal Corporation, which became a wholly-owned subsidiary of Atlantic Coast Federal, MHC. The transaction was accounted for at historical cost.

        Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets. Atlantic Coast Federal Corporation is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of Atlantic Coast Federal Corporation include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. Atlantic Coast Federal Corporation's earnings are primarily dependent upon Atlantic Coast Federal Corporation's net interest income, the difference between interest income and interest expense.

        Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. Atlantic Coast Federal Corporation's earnings are also affected by Atlantic Coast Federal Corporation's provisions for loan losses, service charges, gains from sales of loans, commission income, interchange fees, other income, operating expenses and income taxes.

CRITICAL ACCOUNTING POLICIES

        Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of intangible assets including goodwill. Atlantic Coast Federal Corporation's accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Form S-1 filed on March 25, 2004.

        The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using the past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

        We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger dollar loans. The allowance for loan losses was $3.8 million at June 30, 2004 and $6.6 million at December 31, 2003. The decrease in the allowance for loan losses from December 31, 2003 to June 30, 2004 was primarily due to a $4.0 million charge-off occurring in the first quarter of 2004 on one impaired loan relationship. The allowance for loan losses as a percentage of total loans was 0.76% at June 30, 2004 and 1.49% as of December 31, 2003. Provision for loan losses totaled $109,000 and $2.9 million for the three months ended June 30, 2004 and 2003. Provision for loan losses totaled $1.7 million and $3.9 million for the six months ending June 30, 2004 and 2003, respectively. This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long term and short term periods. Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact our required level of allowance for loan losses in relatively short periods of time. The amount of allowance for loan losses allocated to individually evaluated loan relationships decreased $2.4 million to $1.7 million at June 30, 2004 from $4.1 million at December 31, 2003, primarily due to the charge-off of the impaired loan noted above. Management anticipates that large individual specific reserve allocations may continue to be required in future periods as changes in borrower conditions can change in relatively short time periods.

        Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income, net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income(loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation's available for sale securities portfolio totaled $(106,000) and $67,000 for the six months ended June 30, 2004 and 2003 respectively. Additionally, securities available for sale and held to maturity are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation's operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

        Atlantic Coast Federal Corporation assesses the carrying value of intangible assets including goodwill annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of Atlantic Coast Federal Corporation's community banking segment which is the Company's only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation's goodwill totaled $2.7 million as of June 30, 2004; therefore, if Atlantic Coast Federal Corporation's goodwill was determined to be impaired, Atlantic Coast Federal Corporation's financial results could be materially impacted.

        After converting to a federally-chartered savings association, Atlantic Coast Federal became a taxable organization. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since Atlantic Coast Federal's transition to a federally-chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management's interpretation of the applicable tax regulations. Positions taken by Atlantic Coast Federal Corporation in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements.

BUSINESS STRATEGY

        We have concentrated our lending efforts on the origination of one-to-four family mortgage loans along with various consumer loans and other secured commercial loans (including commercial real estate and construction lending) for portfolio retention. Our business strategy emphasizes retail deposits along with Federal Home Loan Bank (FHLB) advances as our principal sources of funds.

        Our primary objective is to remain an independent, community oriented financial institution serving customers in our primary market area. The board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves (i) emphasizing the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans and commercial construction loans, (ii) maintaining a portfolio of securities with various types of investments, (iii) controlling operating expenses while providing high quality customer service, (iv) purchasing residential mortgage loans for the purpose of interest rate risk management, and (v) increasing non-interest income through revisions to our service fee structure.

        In connection with the stock offering, we anticipate receiving approximately $56.8 million in net proceeds. We anticipate utilizing the net proceeds as described in "How We Intend to Use the Proceeds" on page 9 of Form S-1 filed with the SEC on March 25, 2004. We anticipate the proceeds will result in an immediate increase in assets, and we anticipate future growth through normal expansion of products and services into new and existing markets, although no specific plans exist at the time. Our results of operations may be significantly impacted by our ability to effectively utilize the proceeds from the stock offering. Should we not be able to invest a significant portion of the proceeds in assets with favorable yields our financial performance could be negatively impacted.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003.

        GENERAL. Total assets increased $80.6 million, or 16.2%, to $579.7 million at June 30, 2004 from $499.0 million at December 31, 2003. Asset growth was primarily comprised of $63.8 million in net loans and $20.7 million of cash and cash equivalents. Securities available for sale declined $4.2 million. The asset growth was funded by increased deposits of $48.1 million and additional Federal Home Loan Bank(FHLB) borrowings of $30.0 million.

        ASSETS. Our net loan portfolio increased $63.8 million, or 14.7%, to $499.4 million at June 30, 2004 from $435.6 million at December 31, 2003. New loans originations totaled $126.6 million in the first six months of 2004 of which $84.7 million or 66.9% was for one-to-four family mortgages or residential construction loans, $16.1 million or 12.7% for home equity and second mortgage loans and $11.9 or 9.4% for installment auto loans. We also sold approximately $10.0 million of residential mortgage loans, and we expect that we will continue to sell certain long term fixed rate mortgages in future periods as a part of our overall asset/liability management and liquidity strategies. We believe our lending strategy will continue to focus on the origination of residential mortgage loans and decreasing originations of consumer loans such as credit card and automobile loans. In addition, we anticipate increasing our commercial lending focus, particularly related to commercial real estate lending.

        Securities available for sale decreased $4.2 million, or 16.1%, to $21.9 million at June 30, 2004 from $26.0 million at December 31, 2003. The decrease is primarily due to the redemption of $3.0 million of FHLB bonds that were called prior to maturity and $1.7 million of state and county municipal bonds that either matured or were sold for liquidity purposes. Proceeds from these securities available for sale transactions were used to fund loan growth. Decisions about future investments in securities available for sale will continue to be made on the basis of liquidity and funding requirements. The Company currently anticipates that short-term investments may be utilized in the future as liquidity levels increase as a result of the proceeds from the stock offering until such funds can be redeployed into loans or other long-term investments.

        The investment in FHLB stock increased approximately $1.5 million in order to maintain required investment levels following the Company's additional borrowings (see Borrowings below).

        Our allowance for loan losses at June 30, 2004 was $3.8 million or .76% of loans, compared to the $6.6 million or 1.49% of loans at December 31, 2003. Net charge offs for the six months ended June 30, 2004 and June 30, 2003 were $4.4 million and $987,000. Net charge-offs for the six months ended June 30, 2004 consisted of gross charge-offs of $4.9 million and recoveries of $422,000. The remaining change in the balance of the allowance for loan losses from December 31, 2003 to June 30, 2004 is related to provision for loan losses of $1.7 million for the six months ending June 30, 2004. The increase in net charge-offs, the decline in the allowance for loan losses and the decline in the percentage of the allowance for loan losses to total loans were all primarily due to a charge-off totaling $4.0 million on an individual problem loan situation discussed below. Individual borrower conditions may change in a relatively short time period and thereby require changes in our loan loss allocations for such loans. In addition, as a loan is identified as a loss, it is then charged off. Identification of such changes necessary for loss allocations as well as charge-offs of loans may cause our allowance for loan losses to total loans ratio to fluctuate such as the change discussed above.

        During 2003 management identified significant concerns relative to the collectibility of a $4.8 million loan made to finance the acquisition of land and the construction of a water treatment plant for commercial and industrial customers. Based on estimates of expected cash flows and estimates of collateral value management allocated approximately $2.8 million of the allowance for loan losses to this loan relationship. During 2003, no portion of the loan relationship was charged-off as the borrower continued to perform under the terms of its agreement. In May 2004, management learned that key business permits had been revoked by the municipality where the borrower operated during the quarter ending March 31, 2004 and thus its operations ceased during the first quarter of 2004. Accordingly, management determined that it was appropriate to record additional provisions for loan losses totaling approximately $1.4 million for this loan relationship in the first quarter of 2004 and charge-off approximately $4.0 million of the relationship as of March 31, 2004. The additional provision for loan losses is primarily a result of there no longer being any expected future operating cash flows as the borrower is in the process of declaring bankruptcy. As of June 30, 2004, the remaining balance of this loan relationship is approximately $949,000, and management has allocated approximately $209,000 of the allowance for loan losses to this remaining balance. The remaining balance represents management's current estimate of the fair value of the underlying collateral; however, management determined that it was appropriate to provide an allowance for loan losses allocation to this balance in recognition of the uncertainty of the ultimate value that will be obtained from the collateral.

        The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Nonperforming loans totaled approximately $4.0 million and $7.6 million at June 30, 2004 and December 31, 2003, and total impaired loans were approximately $3.9 million and $11.4 million at June 30, 2004 and December 31, 2003, respectively. The decrease in impaired loans is primarily result of the loan charge-off discussed above and improved financial condition and performance of other loans totaling $3.9 million. As of June 30, 2004 and December 31, 2003, all nonperforming loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing as of June 30, 2004 and December 31, 2003. The decrease in nonperforming loans is primarily related to the $4.0 million charge-off discussed above. All non-performing loans, excluding small balance homogeneous loans, are also reported as impaired loans at June 30, 2004 and December 31, 2003.

        In August 2001, we entered into a sale and servicing agreement whereby a pool of leases totaling $2,011,000 was purchased. The leases are collateralized by small equipment and automobiles. In addition, each lease was backed by a surety bond obtained by the seller and provided as part of the purchase agreement for the pool of leases. The surety bonds obligated the insurance company to pay even in the event there was fraud. At December 31, 2001, the remaining balance on the pool of leases was $1,924,000. Scheduled payments have not been received since December 2001. We have filed claims with the surety on the surety bonds for past due payments. At December 31, 2001, management had not made any provision for loan losses with respect to these leases.

        During 2002, the surety did not perform on the claims made on it. Therefore, in early 2002, we placed the leases on nonaccrual status. The surety has alleged that most, if not all, of the leases sold by the seller were fraudulent or fictitious. The surety has filed a suit against the seller of the leases. Subsequent to the suit against the seller, the surety later named Atlantic Coast Federal Corporation as a defendant. The seller of the leases has since filed bankruptcy and we do not expect recovery from the seller. We have filed a suit against the surety, asserting, among other things, breach of contract and bad faith in issuing their bond surety and then failing to perform. In 2002, we were informed by, among other things the bankruptcy trustee that certain leases included in the lease pool purchased by Atlantic Coast Federal Corporation were fictitious. As a result, we charged-off approximately $260,000 during 2002. As of December 31, 2002, the remaining balance on these leases was approximately $1,664,000 and were classified as impaired. At December 31, 2002, management had allocated approximately $667,000 of the allowance for loan losses with respect to these leases.

        During 2003, management has continued to pursue collection on the surety bonds under the terms of those bonds. During December 2003, we charged-off an additional $664,000 of the leases. At June 30, 2004 and December 31, 2003, the remaining balance on these leases is approximately $1,000,000, and management has allocated approximately $150,000 of the allowance for loan losses with respect to these leases. Legal costs incurred on this matter for the six months ended June 30, 2004 and June 30, 2003 were $213,000 and $125,000. Management continues to vigorously pursue collection on the surety bonds under the terms of those bonds. There can be no assurance, however, that we will recover the balance of the lease payments of $1.9 million due as of December 2001. The previous charge-offs on these leases and the current level of allowance for loan loss allocation for the remaining balance of these leases are indicative of our best estimate of the probable losses incurred, based on consultation with legal counsel. Collection of any amount, including the $850,000 net amount included in our financial statements as of June 30, 2004, or the gross amount of $1.9 million, cannot be assured. We believe that there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $850,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.

        DEPOSITS. Total deposits increased by $48.1 million, or 12.3%, to $440.4 million at June 30, 2004 from $392.3 million at December 31, 2003. A portion of this growth was from new and existing depositors who were establishing or expanding subscription rights for the stock offering. Such deposits totaled approximately $76.9 million in the first quarter of 2004, and while the majority were withdrawn in the second quarter, approximately $18.6 million remained at the Company as of June 30, 2004. Normal deposit growth included growth of $13.2 million from a new tiered, interest checking product as well as certificate of deposit growth of $12.2 million. We expect future deposit growth as we expand our products and services in new and existing markets.

        BORROWINGS. Federal Home Loan Bank advances increased $30.0 million, or 49.2% to $91.0 million at June 30, 2004 from $61.0 million at December 31, 2003. The additional borrowings are 10-year notes. Two of the notes total $15 million and are at an average fixed rate of 3.69%. These notes convert to a LIBOR based variable rate if the three-month LIBOR reaches 7.0% for one note and 7.5% for the other, or are redeemable at our option. The remaining new borrowings total $15 million at a rate of LIBOR plus 22 basis points. These additional $15.0 million of borrowings have scheduled maturities occurring between January 21, 2014 and June 18, 2014. Approximately $10 million were used for liquidity purposes to replace a large block of maturing certificates of deposits that had been originated at premium rates during a deposit promotion program in 2003.

The remaining funds were used to fund loan growth during the first six months of 2004. Management expects that Federal Home Loan Bank advances will continue to provide the Company with a significant additional funding source to meet the needs of its lending activities.

        EQUITY. Total equity increased $1.8 million, or 4.2%, to $45.0 million at June 30, 2004 from $43.2 million at December 31, 2003. The increase in equity is primarily due to the Company's net income of $1.7 million. Equity was also impacted by other comprehensive income of $104,000 resulting from an increase in market value of interest rate swaps being used to hedge the cash flows of certain FHLB advances of $213,000, net of tax, partially offset by a decrease in the market value of securities available for sale of $109,000, net of tax. The equity to assets ratio was 7.77% at June 30, 2004 compared to 8.66% at December 31, 2003. The decrease was a result of strong loan growth as well as the noted deposit activity related to our stock offering that increased deposits and concurrently cash and short-term investments. As a result, our regulatory capital ratios declined, however, we remained in excess of all minimum capital requirements to be "well capitalized" as of June 30, 2004. Total risk based capital to risk weighted assets was 10.6%, tier 1 capital to risk weighted assets was 10.0% and Tier 1 capital to total adjusted total assets was 7.2% as of June 30, 2004. These ratios as of December 31, 2003 were 12.4%, 11.7% and 8.1%.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND
2003

        GENERAL. Net income for the six months ended June 30, 2004 was $1.7 million, which was $1.0 million higher than net income for the same period in 2003. Net interest income decreased compared to prior year primarily due to a lower interest rate environment. However, a lower provision for loan losses combined with higher non-interest income more than offset the decline in net interest income as well as the increased non-interest expenses.

        NET INTEREST INCOME. Net interest income decreased $301,000 for the six months ended June 30, 2004 compared to the same period in 2003. For the six months ended June 30, 2004, average interest-earning assets increased to $506.4 million from $451.4 million for the same period a year ago primarily as a result of loan growth. Offsetting this increase in average interest-earning assets was a 112 basis point decline in the yield on interest earning assets to 6.00% for the six months ending June 30, 2004 from 7.12% for the comparable period in 2003. This decline was partially offset by a decrease of 58 basis points in the cost of funds on interest bearing liabilities to 2.46% for the six months ending June 30, 2004 from 3.04% for the same period in 2003. Atlantic Coast Federal Corporation continues to utilize its asset/liability management strategy to reduce the impact of changes in interest rates on Atlantic Coast Federal Corporation's net interest income. Atlantic Coast Federal Corporation expects that its net interest margin may decline in the near future as a result of the continued low interest rate environment during recent periods. Increases in net interest income resulting from increases in average interest earnings assets are anticipated to partially offset the decline in net interest income resulting from decreases in our net interest margin; however, growth in average interest earning assets is not assured and the degree to which such growth will result in growth in net interest income cannot be assured.

        The following table details the relative interest rates and average balances of Atlantic Coast Federal Corporation's interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2004 and 2003:

                     DISTRIBUTION OF ASSETS AND LIABILITIES;
                    INTEREST RATES AND INTEREST DIFFERENTIALS
                            ( dollars in thousands )


                                                      AVERAGE YIELD/
           AVERAGE BALANCE                                RATE
---------------------------------------    -------------------------------------
       2004                  2003                 2004              2003
-----------------     -----------------    -----------------   -----------------


      $461,822             $397,484               6.43%             7.85%
        30,211               32,683               1.58%             2.10%
        14,405               18,742               2.01%             1.45%
-----------------     -----------------    -----------------   -----------------

       506,438              448,909               6.02%             7.16%
-----------------     -----------------    -----------------   -----------------


     $  92,970            $  73,948                .68%             1.12%
        68,999               65,873               1.21%             1.81%
       215,769              224,349               2.94%             3.67%

        79,296               42,992               4.31%             4.91%
-----------------     -----------------    -----------------   -----------------

     $ 457,034            $ 407,162               2.45%             3.03%
=================     =================    =================   =================

                                                  3.57%             4.13%
                                          ==================   =================


                                                  3.79%             4.38%
                                          ==================   =================


       110.81%              110.25%
=================     ================

                             INTEREST-EARNING ASSETS
                               Loans Receivable(1)
                                  Securities(2)
                             Other earning assets(3)


                          Total Interest earning assets


                          INTEREST BEARING LIABILITIES
                                Savings deposits
                              Money market accounts
                                  Time deposits
                             FHLB advances and other
                                   borrowings


                       Total interest bearing liabilities


                               Net Interest Spread



                                  Net Margin(4)


                       Average interest earning assets to
                      average interest bearing liabilities




                INTEREST                        VARIANCE ATTRIBUTABLE TO
       ---------------------------              --------------------------
            2004          2003       VARIANCE     VOLUME(5)       RATE
       -------------  -----------  -----------  -------------  -----------


         $  14,826     $  15,592    $    (766)  $     2,292    $ (3,058)
               239           343         (104)          (24)        (80)
               145           136            9           (36)         45
       -------------  -----------  -----------  -------------  -----------

            15,210        16,071         (861)        2,232      (3,093)
       -------------  -----------  -----------  -------------  -----------


         $     318     $     412    $     (94)  $        96    $   (190)
               419           595         (176)           27        (203)
             3,171         4,114         (943)         (153)       (790)

             1,708         1,055          653           796        (143)
       -------------  -----------  -----------  -------------  -----------

         $   5,616     $   6,176    $    (560)  $       766    $ (1,326)
       -------------  -----------  -----------  -------------  -----------

         $   9,594     $   9,895    $    (301)  $     1,466    $ (1,767)
       =============  ===========  ===========  =============  ===========


(1) Calculated net of deferred fees and allowance for loan losses. Nonaccrual loans included as loans carrying a zero yield
(2) Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3) Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4) Net interest income divided by average interest earning assets
(5) Variances not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

        INTEREST INCOME. Interest income decreased $860,000, or 5.4%, to $15.2 million for the six months ended June 30, 2004 from $16.1 million for the six months ended June 30, 2003 primarily due to a decline in interest income from loans. Although average loans outstanding were $63.5 million higher for the six months ended June 30, 2004 as compared to the same six months in 2003, interest income was $766,000 less as overall yields were lower. The weighted average yield on loans decreased from 7.72% for the six months ended June 30, 2003 to 6.37% for the six months ended June 30, 2004. This decline is primarily due to a historically low interest rate environment that caused the majority of our first mortgage customers to refinance mortgages to lower rates. Also contributing to the decrease in yields, although to a lesser extent, was the sale of the credit card portfolio in July of 2003 and a reduction in indirect automobile lending in 2004, both of which had higher rates due to their risk. Interest income on other interest-earning assets, including securities available for sale decreased $94,000 for the six months ended June 30, 2004 as compared to the same period for 2003. The weighted average yield on other interest-earning assets decreased from 1.9% for the first six months of 2003 to 1.8% for the first six months of 2004 due to the lower interest rates offered on short-term investments. We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated due to the proceeds from the stock offering as well as general growth from existing markets and possibly new markets. Our interest income could be adversely impacted by continued low interest rates or decreases in average interest earning assets.

        INTEREST EXPENSE. Interest expense decreased $559,000 to $5.6 million for the first six months of 2004 from $6.2 million for the first six months of 2003. The decrease in interest expense was due to a decrease in the Company's cost of funds during the first six months of 2004 resulting from the continued low interest rate environment partially offset by increased borrowings. The cost of funds was 2.46% for the six months ended June 30, 2004 compared to 3.04% for the six months ended June 30, 2003. Although average interest bearing deposits outstanding increased $13.7 million for the six months ended June 30, 2004 as compared to the same six months in 2003, interest expense on deposits was $1.2 million less due to the repricing of deposit accounts to lower interest rates consistent with the continued low interest rate environment.

        Interest expense on Federal Home Loan Bank advances increased $653,000 to $1.7 million for the six months ended June 30, 2004 from $1.1 million for the six months ended June 30, 2003. The increase resulted from an increase in average Federal Home Loan Bank advances of $36.1 million to $79.1 million for the six months ended June 30, 2004 from $43.0 million for the same period in 2003. This increase in interest expense due to increased levels of borrowings was partially offset by a 60 basis point decrease in the cost of Federal Home Loan Bank advances, from 4.91% for the first six months of 2003 to 4.31% for the first six months of 2004. We expect interest expense to increase as interest rates and average interest bearing liabilities increase.

        PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans such as commercial loans for which management has concerns about the borrowers' ability to repay are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

        Based on management's evaluation of these factors, provisions of $1.7 million and $3.9 million were made during the six months ended June 30, 2004 and the six months ended June 30, 2003. The majority of the provision expense for both six month periods is related to one problem loan relationship of which $4.0 million was charged-off during the quarter ending March 31, 2004. The provision expense for the six months ending June 30, 2003 included allowance for loan losses of $2.3 million for this problem loan situation, and management classified several other loan relationships totaling $12.2 million and provided specific allowance allocations totaling $1.6 million on these loan relationships. Consumer loan losses declined in the first six months of 2004 as a result of the sale of our credit card portfolio and the continued decline of our automobile loan portfolio. Accordingly, the amount of general allowance allocations made for smaller balance homogeneous loans decreased during the six months ended June 30, 2004 compared to the six months ending June 30, 2003.

        Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 is maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

        NON-INTEREST INCOME. Non-interest income increased $139,000 to $2.7 million for the six months ended June 30, 2004 from $2.5 million for the same period in 2003. The majority of the increase in non-interest income is from additional deposit service charges and fees of $160,000 and increased loan sale gains of $63,000 due to the sale of $10 million in 15 year fixed mortgages completed as part of the Company's asset/liability management strategy. Although, management anticipates sales of certain mortgage loans to continue as part of the asset/liability strategy, there can be no assurance that gains will continue to be realized on such sales. These increases were offset by declines of $77,000 in commissions earned from the sale of investment and insurance products to customers and $76,000 in credit card interchange fees resulting from the sale of the credit card portfolio in July 2003.

        We anticipate our non-interest income will be positively impacted by the future growth of the Company into new and existing markets. However, non-interest income for the year ending December 31, 2003 was positively impacted by the sale of our credit card loan portfolio, and we currently do not anticipate significant gains from the sale of assets.

        NON-INTEREST EXPENSE. Non-interest expense increased $383,000 million to $8.0 million for the six months ended June 30, 2004 compared to $7.6 million for the six months ended June 30, 2003. The increase in non-interest expense is primarily due to increases of $390,000 in compensation and benefits related to our overall growth and expansion including the acquisition of new branches and expenses associated with additional personnel needed to operate the new branches. We anticipate non-interest expense will increase in future periods as a result of additional growth and expansion.

        INCOME TAX EXPENSE. Income tax expense increased to $929,000 for the six months ended June 30, 2004 from $257,000 for the six months ended June 30, 2003. The increase is primarily due to an increase in income before income taxes when comparing the two periods. We anticipate that income tax expense will continue to vary as income before income taxes varies.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

        GENERAL. Net income for the three months ended June 30, 2004 was $1.4 million, which was $1.5 million higher than the net loss of $149,000 for the same period in 2003. A significantly lower provision for loan losses in the second quarter of 2004 compared to the same quarter in 2003 offset small declines in net interest income and non-interest income as well as higher non-interest expenses.

        NET INTEREST INCOME. Net interest income decreased $93,000 for the three months ended June 30, 2004 compared to the same period in 2003. For the three months ended June 30, 2004, average interest-earning assets increased to $522.0 million from $462.3 million for the same period a year ago primarily as a result of loan growth. Offsetting this increase in average interest-earning assets was a 108 basis point decline in the yield on interest earning assets to 5.88% for the three months ending June 30, 2004 from 6.96% for the comparable period in 2003. This decline was partially offset by a decrease of 56 basis points in the cost of funds on interest bearing liabilities to 2.36% for the three months ending June 30, 2004 from 2.92% for the same period in 2003. Atlantic Coast Federal Corporation continues to utilize its asset/liability management strategy to reduce the impact of changes in interest rates on Atlantic Coast Federal Corporation's net interest income. Atlantic Coast Federal Corporation expects that its net interest margin may decline in the near future as a result of the continued low interest rate environment during recent periods. Increases in net interest income resulting from increases in average interest earnings assets are anticipated to partially offset the decline in net interest income resulting from decreases in our net interest margin; however, growth in average interest earning assets is not assured and the degree to which such growth will result in growth in net interest income cannot be assured.

        The following table details the relative interest rates and average balances of Atlantic Coast Federal Corporation's interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2004 and 2003:

                     DISTRIBUTION OF ASSETS AND LIABILITIES;
                    INTEREST RATES AND INTEREST DIFFERENTIALS
                             (dollars in thousands )


                                                 AVERAGE YIELD/
               AVERAGE BALANCE                        RATE
      --------------------------------  --------------------------------
            2004             2003            2004             2003
      ---------------  ---------------  ---------------  ---------------


         $  475,318      $  401,648          6.29%            7.78%
             32,473          36,006          1.34%            1.90%
             14,170          24,652          2.47%            1.12%
      ---------------  ---------------  ---------------  ---------------

            521,961         462,306          5.88%            6.96%
      ---------------  ---------------  ---------------  ---------------


         $  101,814      $   75,624          0.55%            1.09%
             67,406          71,821          1.17%            1.68%
            220,285         231,374          2.88%            3.56%

             83,169          42,286          4.24%            4.93%
      ---------------  ---------------  ---------------  ---------------

         $  472,674      $  421,105          2.36%            2.92%
      ===============  ===============  ===============  ===============

                                             3.52%            4.04%

             49,287          41,201          0.21%            0.25%
      ---------------  ---------------  ---------------  ---------------

         $  521,961      $  462,306          3.73%            4.29%
      ===============  ===============  ===============  ===============


            110.43%          109.78%
      ===============  ===============

                             INTEREST-EARNING ASSETS
                               Loans Receivable(1)
                                  Securities(2)
                             Other earning assets(3)


                          Total Interest earning assets


                          INTEREST BEARING LIABILITIES
                                Savings deposits
                              Money market accounts
                                  Time deposits
                             FHLB advances and other
                                   borrowings


                       Total interest bearing liabilities


                               Net Interest Spread

                              Interest free source


                                  Net Margin(4)

                         Average interest earning assets
                     to average interest bearing liabilities


               INTEREST                           VARIANCE ATTRIBUTABLE TO
     ------------------------------               -------------------------
          2004            2003         VARIANCE     VOLUME(5)       RATE
     --------------  --------------  -----------  ------------  -----------


        $  7,473      $    7,808      $   (335)      $  1,29    $  (1,633)
             109             171           (62)          (15)         (47)
              87              69            18           (39)          57
     --------------  --------------  -----------  ------------  -----------

           7,669            8048          (379)        1,244       (1,623)
     --------------  --------------  -----------  ------------  -----------


        $    140      $      206      $    (66)      $    60    $    (126)
             197             302          (105)          (17)         (88)
           1,586           2,061          (475)          (95)        (380)

             882             521           361           442          (81)
     --------------  --------------  -----------  ------------  -----------

           2,805           3,090          (285)          390         (675)
     --------------  --------------  -----------  ------------  -----------

           4,864           4,958           (94)          854         (948)
     ==============  ==============  ===========  ============  ===========



        $  4,864      $    4,958      $    (94)      $   854    $    (948)
     ==============  ==============  ===========  ============  ===========


(1) Calculated net of deferred fees and allowance for loan losses. Nonaccrual loans included as loans carrying a zero yield
(2) Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3) Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4) Net interest income divided by average interest earning assets
(5) Variances not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

INTEREST INCOME. Interest income decreased $379,000, or 4.7%, to $7.7 million for the three months ended June 30, 2004 from $8.1 million for the three months ended June 30, 2003 primarily due to a decline in interest income from loans. Although average loans outstanding were $73.7 million higher for the three months ended June 30, 2004 as compared to the same three months in 2003, interest income was $335,000 less as overall yields were lower. The weighted average yield on loans decreased from 7.78% for the three months ended June 30, 2003 to 6.29% for the three months ended June 30, 2004. This decline is primarily due to a historically low interest rate environment that caused the majority of our first mortgage customers to refinance mortgages to lower rates. Also contributing to the decrease in yields, although to a lesser extent, was the sale of the credit card portfolio in July of 2003 and a reduction in indirect automobile lending in 2004, both of which had higher rates due to their risk. Interest income on other interest-earning assets, including securities available for sale decreased $44,000 for the three months ended June 30, 2004 as compared to the same period for 2003. The weighted average yield on other interest-earning assets increased slightly from 1.6% for the first three months of 2003 to 1.7% for the first three months of 2004 due to the increase in the mix to higher yielding other earning assets. We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated due to the proceeds from the stock offering as well as general growth from existing markets and possibly new markets. Our interest income could be adversely impacted by continued low interest rates or decreases in average interest earning assets.

        INTEREST EXPENSE. Interest expense decreased $285,000 to $2.8 million for the three months ending June 30, 2004 from $3.1 million for the same period in 2003. The decrease in interest expense was due to a decrease in the Company's cost of funds in the second quarter of 2004 resulting from the continued low interest rate environment partially offset by increased borrowings. The cost of funds was 2.36% for the three months ended June 30, 2004 compared to 2.92% for the three months ended June 30, 2003. Although average interest bearing deposits outstanding increased $10.7 million for the three months ended June 30, 2004 as compared to the same three months in 2003, interest expense on deposits was $646,000 less due to the repricing of deposit accounts to lower interest rates consistent with the continued low interest rate environment.

        Interest expense on Federal Home Loan Bank advances increased $361,000 to $882,000 for the three months ended June 30, 2004 from $521,000 for the three months ended June 30, 2003. The increase resulted from an increase in average Federal Home Loan Bank advances of $40.9 million to $83.2 million for the three months ended June 30, 2004 from $42.3 million for the same period in 2003. This increase in interest expense due to increased levels of borrowings was partially offset by a 69 basis point decrease in the cost of Federal Home Loan Bank advances, from 4.93% for the second quarter of 2003 to 4.24% for the same quarter in 2004. We expect interest expense to increase as interest rates and average interest bearing liabilities increase.

        PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans such as commercial loans for which management has concerns about the borrowers' ability to repay are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

        Based on management's evaluation of these factors, provisions of $109,000 and $2.9 million were made during the three months ended June 30, 2004 and for the same period in 2003. The provision expense for the second quarter of 2003 included $2.3 million for the problem loan relationship discussed in the "Comparison of Financial Condition at June 30, 2004 and December 31, 2003". Consumer loan losses declined in the second quarter of 2004 as compared to the same quarter in 2003 as a result of the sale of our credit card portfolio and the continued decline of our automobile loan portfolio. Accordingly, the amount of general allowance allocations made for smaller balance homogeneous loans decreased during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

        Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 is maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

        NON-INTEREST INCOME. Non-interest income decreased $52,000 to $1.3 million for the three months ended June 30, 2004 from $1.4 million for the same period in 2003. Service charges and fees increased $96,000 for the three months ended June 30,2004 as compared to the same period in 2003, primarily due to increases in transaction charges and the growth of service charges for commercial checking accounts as that deposit type continues to grow. This increase was offset by decreases in several non-interest income categories. Commission income decreased $100,000 for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to a non-recurring commission payment of

$105,000 the Company received in 2003. Also interchange fees earned from customer card transactions decreased $44,000 for the three months ended June 30, 2004 as compared to the same period in 2003 primarily due to the sale of the credit card portfolio in July of 2003. We expect interchange fees in 2004 will continue to lag 2003 as the full year impact from the sale of the credit card business is realized.

        NON-INTEREST EXPENSE. Non-interest expense increased $126,000 to $4.0 million for the three months ended June 30, 2004 compared to $3.8 million for the three months ended June 30, 2003. The increase in non-interest expense is due in part to increases of $146,000 in compensation and benefits, and $41,000 in occupancy and equipment costs, related to our overall growth and expansion including the acquisition of new branches and expenses associated with additional personnel and occupancy needed to operate the new branches. Outside professional service expenses increased $106,000 for the second quarter of 2004 as compared to the same period in 2003 primarily due to increased legal costs of $42,000 associated with the lease pool receivables discussed in "Comparison of Financial Condition at June 30, 2004 and December 31, 2003" and $25,000 for the outsourcing of document preparation for mortgage loan documents. Offsetting these increases was a decrease of $63,000 of data processing costs primarily due to reduced depreciation expense for computer equipment. The Company also had decreased costs in the second quarter of 2004 as compared to the same quarter in 2003 for expenses associated with the credit card business that was sold in July 2003. Namely interchange charges and collection expense decreased $37,000 and $25,000, respectively. Finally advertising expense decreased $45,000 for the three months ended June 30, 2004 as compared to the same period in 2003 due a change in the timing of when certain media promotions will be conducted. We anticipate non-interest expense will increase in future periods as a result of additional growth and expansion.

        INCOME TAX EXPENSE. Income tax expense increased to $765,000 for the three months ended June 30, 2004 compared to a tax benefit of $207,000 for the same period in 2003. The increase is due to an increase in income before income taxes when comparing the two periods. We anticipate that income tax expense will continue to vary as income before income taxes varies.

LIQUIDITY

        Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Atlantic Coast Federal Corporation relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

        In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2004 and December 31, 2003, Atlantic Coast Federal Corporation had additional borrowing capacity of $99.8 million and $88 million with the Federal

Home Loan Bank of Atlanta. Additionally, Atlantic Coast Federal Corporation has existing lines of credit available in excess of $20 million with other financial institutions. Atlantic Coast Federal Corporation has classified its entire securities portfolio as available for sale, providing an additional source of liquidity. Management believes that Atlantic Coast Federal Corporation's security portfolio is of high quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network. As of June 30, 2004 and December 31, 2003 the Atlantic Coast Federal Corporation had no certificates of deposits obtained through brokers but in August 2004 purchased broker deposits of $13.3 million to replace maturing branch originated certificates of deposits. These certificate of deposits have a weighted average maturity of 17.7 months and a weighted average rate of 2.56%. In addition, Atlantic Coast Federal Corporation has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity. The stock offering will increase our liquidity until such time that we deploy the net proceeds from cash and other short term investments to loans consistent with our business plan as well as increase our regulatory capital.

        In the first six months of 2004, cash and cash equivalents have increased $20.6 million from $9.0 million as of December 31, 2003 to $29.6 million as of June 30, 2004. Cash from operating activities of $4.6 million combined with cash from financing activities of $78.1 million exceeded cash used for investing activities of $62.1 million. Primary sources of cash were increases in deposits of $48.1 million and additional FHLB borrowings of $30.0 million. Deposit growth occurred in March 2004 principally from new or existing depositors who were establishing or expanding subscription rights for the stock offering. While the majority of these deposits were withdrawn in April 2004, approximately $18.6 million were retained. The remaining deposit growth occurred through normal operations. Primary uses of cash included net originations of portfolio loans of $65.4 million and purchases of securities available for sale of $38.2 million. Due to the short term nature of the acquired deposits other investing activities were limited.

        During first six months of 2003, cash and cash equivalents decreased $1.5 million from $14.0 million as of December 31, 2002 to $12.5 million as of June 30, 2003. Cash from operating activities of $9.4 million and cash from financing activities of $28.6 million were offset by cash used for investing activities of $39.4 million for the six months ending June 30, 2003. Primary sources of cash through June 30, 2003 included proceeds from sales of loans of $9.1 million, proceeds from sales and maturities of available for sale securities totaling $10.2 million, increases in deposits of $31.8 million, and cash received for net liabilities assumed in branch acquisitions of $9.1 million. Primary uses of cash included net originations of portfolio loans and originations of loans held for sale totaling $37.2 million, purchases of securities available for sale of $25.3 million, repayment of FHLB advances of $3.2 million and purchases of bank owned life insurance of $2.9 million.

        Our stock offering will provide significant additional liquidity and capital resources. As our liquidity positions have historically been maintained to provide for loan demand and deposit run-off, the stock offering proceeds may provide excess liquidity in the near term. The additional liquidity and capital resources from the stock offering will help provide for the future growth of Atlantic Coast Federal Corporation.

        As of June 30, 2004, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or reasonably likely to have a material adverse affect on the Atlantic Coast Federal Corporation's liquidity, capital resources or operations.

ITEM 4 - CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e)) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in our internal controls over financial reporting( as defined in Rules 13a-15(f) or 15(d)-15(f)) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                       ATLANTIC COAST FEDERAL CORPORATION

                                    FORM 10-Q

                                  June 30, 2004

                           Part II - Other Information

Item 1.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5.    OTHER INFORMATION

           None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.         Exhibits

                      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                      32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           b.         Reports on Form 8-K

                      None

                       ATLANTIC COAST FEDERAL CORPORATION

                                    FORM 10-Q

                                  June 30, 2004

                           Part II - Other Information

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ATLANTIC COAST FEDERAL CORPORATION
                                                   (Registrant)




Date: September 27, 2004             /s/ Robert J. Larison, Jr.
                                     -------------------------------------------
                                     Robert J. Larison Jr - President and Chief
                                     Executive Officer



Date:  September 27, 2004            /s/ Jon C. Parker
                                     -------------------------------------------
                                     Jon C. Parker - Chief Financial Officer