Form 10-Q
period 2004-09-30
ATLANTIC COAST FEDERAL CORP
filed 2004-11-15
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50962

ATLANTIC COAST FEDERAL CORPORATION

(Exact name of registrant as specified in its charter)

FEDERAL (State or other jurisdiction of incorporation or organization)	59-3764686 (I.R.S. Employer Identification Number)

505 Haines Avenue
Waycross, Georgia	31501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (912)284-2213

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     [X]     NO     [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     [  ]     NO     [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class Common Stock, $.01 Par Value	Outstanding at November 12, 2004 14,547,500

☐PAGE ☐1☐

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

☐PAGE ☐2☐

Part 1
ATLANTIC COAST FEDERAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2004(unaudited) and December 31,2003

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from financial institutions	$6,803,609	$6,692,068
Short-term interest-bearing deposits in other financial institutions	36,819,061	2,303,756

Total cash and cash equivalents	43,622,670	8,995,824
Other interest bearing deposits in other financial institutions	—	500,000
Securities purchased under agreement to resell	10,300,000	—
Securities available for sale	31,592,344	26,038,755
Real estate mortgages held for sale	—	487,183
Loans,net of allowance for loan losses of $4,116,654 at September 30, 2004(unaudited) and $6,593,329 at December 31, 2003	508,040,342	435,621,551
Federal Home Loan Bank stock	4,548,600	3,081,500
Accrued interest receivable	2,094,947	2,040,953
Land, premises and equipment, net	10,562,562	10,597,421
Bank owned life insurance	4,880,200	4,750,300
Other real estate owned	270,484	1,078,986
Goodwill	2,661,190	2,661,190
Other assets	4,505,533	3,149,661

Total assets	$623,078,872	$499,003,324

LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing demand	$36,320,929	$28,865,407
Interest bearing demand	27,206,552	13,907,287
Savings and money market	149,421,277	136,995,621
Time	231,578,317	212,487,510

Total deposits	444,527,075	392,255,825
Federal Home Loan Bank advances	90,314,286	60,971,429
Accrued expenses and other liabilities	4,031,273	2,557,695
Stock subscriptions received	38,326,522	—

Total liabilities	577,199,156	455,784,949
Commitments and contingencies
Preferred stock: $.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 9,000,000 shares authorized; 1,000 shares issued and outstanding as of September 30, 2004(unaudited) and December 31, 2003	10	10
Retained earnings	45,919,133	43,220,688
Accumulated other comprehensive income(loss)	(39,427)	(2,323)

Total equity	45,879,716	43,218,375

Total liabilities and equity	$623,078,872	$499,003,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

☐PAGE ☐3☐

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,762,489	$7,383,787	$22,588,663	$22,975,679
Securities and interest-bearing deposits in other financial institutions	333,291	220,888	716,937	699,409

Total interest and dividend income	8,095,780	7,604,675	23,305,600	23,675,088
INTEREST EXPENSE
Deposits	2,073,437	2,276,990	5,981,860	7,397,975
Federal Home Loan Bank advances	1,011,756	538,744	2,719,374	1,593,645

Total interest expense	3,085,193	2,815,734	8,701,234	8,991,620

NET INTEREST INCOME	5,010,587	4,788,941	14,604,366	14,683,468
Provision for loan losses	674,415	188,266	2,327,245	4,100,064

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,336,172	4,600,675	12,277,121	10,583,404
NONINTEREST INCOME
Service charges and fees	1,051,564	915,406	2,924,315	2,628,101
Gain(loss) on the sale of loans held for sale	6,027	(6,466)	174,540	99,311
Gain on sale of credit card portfolio	—	3,085,062	—	3,085,062
Gain(loss)on the sale of securities available for sale	(46,978)	56,607	(38,535)	59,017
Gain(loss) on sale of foreclosed assets	27,285	(19,122)	82,334	(56,265)
Commission income	63,988	82,427	232,245	328,143
Interchange fees	163,322	166,461	483,809	563,344
Other	42,808	60,037	135,568	180,793

Total noninterest income	1,308,016	4,340,412	3,994,276	6,887,506
NONINTEREST EXPENSE
Compensation and benefits	1,880,779	1,681,915	5,700,328	5,111,989
Occupancy and equipment	360,515	338,764	1,055,060	923,643
Data processing	276,810	296,017	831,383	990,334
Advertising	127,228	170,978	305,096	397,479
Outside professional services	424,254	563,170	1,162,444	1,165,430
Interchange charges	54,455	164,370	487,331	563,208
Collection expense and repossessed asset losses	61,528	65,456	149,523	201,012
Telephone	131,817	125,841	401,870	410,160
Other	741,399	739,395	1,969,540	2,002,456

Total noninterest expense	4,058,785	4,145,906	12,062,575	11,765,711

INCOME BEFORE INCOME TAX EXPENSE	1,585,403	4,795,181	4,208,822	5,705,199
Income tax expense	581,455	1,781,286	1,510,377	2,038,100

NET INCOME	$1,003,948	$3,013,895	$2,698,445	$3,667,099

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1,003.95	$3,013.90	$2,698.45	$3,667.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

☐PAGE ☐4☐

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

			Accumulated
			Other
			Comprehensive
	Common	Retained	Income(Loss)	Total
	Stock	Earnings	Net of Tax	Equity
Balance at December 31, 2003	$10	$43,220,688	$(2,323)	$43,218,375
Comprehensive income:
Net income for the nine months ended September 30, 2004	—	2,698,445	—	2,698,445
Other comprehensive income(loss),	—	—	(37,104)	(37,104)

Total comprehensive income	—	—	—	2,661,341

Balance at September 30, 2004	$10	$45,919,133	$(39,427)	$45,879,716

Balance at December 31, 2002	$—	$38,853,464	$71,014	$38,924,478
Common stock issuance 1,000 shares	10	(10)	—	—
Dividends declared and paid to MHC	—	(50,000)	—	(50,000)
Comprehensive income:
Net income for the nine months ended September 30, 2003	—	3,667,099	—	3,667,099
Other comprehensive income(loss)	—	—	(12,444)	(12,444)

Total comprehensive income	—	—	—	3,654,655

Balance at September 30, 2003	$10	$42,470,553	$58,570	$42,529,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

☐PAGE ☐5☐

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities
Net income	$2,698,445	$3,667,099
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,327,246	4,100,064
Gain on the sale of loans held for sale	(174,540)	(99,373)
Gain on the sale of credit card portfolio	—	(3,085,062)
Loans originated for sale	(10,636,272)	(6,660,683)
Proceeds from loan sales	11,120,165	9,077,003
(Gain)loss on sale of other real estate owned	(82,334)	(56,265)
(Gain)loss) on the sale of securities available for sale	38,535	(59,017)
Net depreciation and amortization	915,765	996,369
Net change in accrued interest receivable	(53,994)	(49,317)
Increase in bank owned life insurance	(129,900)	(164,150)
Net change in other assets	(1,329,463)	1,785,660
Increase in accrued expenses and other liabilities	1,467,711	1,320,538

Net cash from operating activities	6,161,364	10,772,866

Cash flows from investing activities
Securities purchased under agreement to resell	(10,300,000)	—
Proceeds from calls, maturities and payments of securities available for sale	5,349,963	13,033,082
Proceeds from sales of securities available for sale	36,063,129	20,869,894
Purchases of securities available for sale	(47,156,562)	(38,864,637)
Loans purchased	(6,437,739)	(23,327,179)
Proceeds from sale of credit card portfolio	—	15,939,487
Proceeds from sale of loans from portfolio	9,565,463	—
Net change in loans	(77,836,329)	(27,816,082)
Expenditures on land, premises and equipment	(779,932)	(1,130,375)
Proceeds from the sale of other real estate owned	1,023,962	747,445
Cash received for net liabilities assumed in acquisition of branches	—	9,143,226
(Purchase) of Federal Home Loan Bank stock	(1,467,100)	(294,300)
Purchase of Bank owned life insurance	—	(2,947,198)
Net change in other investments	500,000	339,939

Net cash from investing activities	(91,475,145)	(34,306,698)

Cash flows from financing activities
Net increase in deposits	52,271,249	20,357,141
Federal Home Loan Bank advances	55,000,000	20,000,000
Stock subscriptions received	38,326,522	—
Repayment of Federal Home Loan Bank advances	(25,657,144)	(13,814,286)
Dividends paid	—	(50,000)

Net cash from financing activities	119,940,627	26,492,855

Net increase in cash and cash equivalents	34,626,846	2,959,023
Cash and cash equivalents at beginning of the period	8,995,824	13,978,958

Cash and cash equivalents at end of the period	$43,622,670	$16,937,981

Cash paid during the period for:
Interest	$8,611,618	$8,965,555

Income taxes	$1,498,500	$950,000

Loans transferred to other real estate owned	$133,126	$233,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

☐PAGE ☐6☐

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Atlantic Coast Federal Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Federal (the “Bank”) and the Bank’s wholly owned subsidiary First Community Financial Services (“First Community”). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The 2003 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”), should be read in conjunction with these statements.

Certain accounts in the December 31, 2003 balance sheet have been reclassified to conform to current period presentation.

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

NOTE 3-IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (EITF) has issued EITF Abstracts Issue No. 03-01(EITF No. 03-01) to provide application guidance for assessing when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. Implementation of the provisions of EITF No. 03-01 have been delayed pending the issuance of implementation guidelines. Management is presently evaluating the impact of implementing EITF No. 03-01 without considering the

☐PAGE ☐7☐

NOTE 3- IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)

implication of guidelines but does not expect a material impact on the Company’s financial condition or results of operations upon adoption.

NOTE 4- SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired plus accrued interest.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2004 the sum of individual advances from the Federal Home Loan Bank of Atlanta totaled $90,314,286 and had both variable and fixed interest rates. At September 30, 2004 these rates ranged from 1.23% to 6.93% with an average interest rate of 3.70%.

As of September 30, 2004 the advances mature as follows:

2005	$—
2006	11,314,300
2007	—
2008	—
2009	5,000,000
Thereafter	73,999,986

$90,314,286

The Company has a borrowing capacity of 30% of total assets with the Federal Home Loan Bank of Atlanta. The Company had mortgage loans pledged as collateral for FHLB advances of approximately $321,019,000 at September 30, 2004. At September 30, 2004, Atlantic Coast Federal Corporation owned $4,548,600 of FHLB stock, which also secures debts to the FHLB.

NOTE 6 –INTEREST RATE SWAPS

Since November 17, 2003 the Company has entered into interest rate swap agreements to make fixed payments in exchange for variable interest payments. The interest rate swaps are used to mitigate overall risk to changes in interest rates during the life of the swaps and are a component of the Company’s asset liability management strategy to reduce the risk that changes in interest rates will change net interest margin. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

☐PAGE ☐8☐

NOTE 6 – INTEREST RATE SWAPS (Continued)

This interest rate swaps have been designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be fully effective during 2003 and 2004.

As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps are recorded in other liabilities with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about all interest rate swaps as of September 30, 2004 follows:

Notional amounts	$20,000,000
Weighted average pay rates	3.16%
Weighted average receive rates	1.20%
Maturity	7.5 years

The amount of unrealized loss related to interest rate swaps at September 30, 2004 was $9,468.

NOTE 7-EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common stock outstanding. For the three and nine month periods ended September 30, 2004 and 2003 the weighted average number of common shares , outstanding used in the computation of basic earnings per share was 1,000. There were no potential dilutive common shares.

As described in Note 9, on October 4, 2004 the Company completed a minority stock offering in which a total of 14,547,500 common shares were issued, which would have changed materially the number of common shares outstanding if this had occurred before the end of the period.

NOTE 8-COMPREHENSIVE INCOME (LOSS)

Atlantic Coast Federal Corporation’s comprehensive income includes all items which comprise net income, plus other comprehensive income(loss). For the three and nine months ended September 30, 2004 and 2003 Atlantic Coast Federal Corporation’s other comprehensive income (loss) was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net Income	$1,003,948	$3,013,895	$2,698,445	$3,667,099
Other comprehensive(loss)income, net of tax:
Unrealized(loss)gain on securities available for sale, net of income tax expense(benefit) of $28,765 and $(39,243) for the three months ended September 30, 2004 and 2003, respectively, and $(33,717) and $13,456 for the nine months ended September 30, 2004 and 2003, respectively.	45,286	(43,892)	(55,012)	25,492
Unrealized(loss) gain on cash flow hedges, net of income tax expense(benefit) of $(129,856) and $0 for the three months ended September 30, 2004 and 2003, respectively, and $(3,597) and $0 for the nine months ended September 30, 2004 and 2003, respectively.	(218,400)	0	(5,871)	0
Less reclassification adjustment for:
Realized gains(losses) on securities sold included in net income, net of tax expense( benefit) of $(17,226) and $21,024 for the three months ended September 30, 2004 and 2003, respectively, and $(14,574) and $21,081 for the nine months ended September 30, 2004 and 2003, respectively.	29,751	(35,583)	23,779	(37,936)

Total other comprehensive (loss)income, net of tax	(143,363)	(79,475)	(37,104)	(12,444)
Comprehensive income	$860,585	$2,934,420	$2,661,341	$3,654,655

NOTE 9-SUBSEQUENT EVENT

On February 25, 2003, the Board of Directors of Atlantic Coast Federal Corporation adopted a resolution to sell common stock in an amount equal to 40% (“the Minority Stock Offering”) of the consolidated pro forma market value of the Company and the Bank after giving effect to the offering.

☐PAGE ☐9☐

NOTE 9- SUBSEQUENT EVENT (Continued)

On October 4, 2004 the Company completed the Minority Stock Offering by selling 5,819,000 shares of common stock at $10 per share, and received proceeds of $51,734,800 net of conversion expenses of approximately $1,800,000 and net of unfunded ESOP proceeds of $4,655,200. The Company also issued 8,728,500 shares of common stock to its parent company Atlantic Coast Federal, MHC (the “MHC”). Accordingly the MHC holds 60%, or 8,728,500 shares, of the outstanding stock of the Company, with the remaining 40% held by the public. The Company holds 100% of the Bank and First Community. The Bank is generally prohibited by the Office of Thrift Supervision from paying dividends to the Company if the dividends would cause the Bank to fall below the “well capitalized’ capital threshold.

With the proceeds the Company loaned its employee stock ownership plan $4,655,200 to enable it to buy 8% of the shares issued in the offering to persons other than the MHC. The Company also contributed $28,195,000, which is 50% of the proceeds net of stock offering costs of approximately $1,800,000, to the Bank as a capital contribution. The balance will be retained as the Company’s initial capitalization and may be used for general business purposes including investment in securities, repurchasing shares of its common stock, paying dividends, or pursuing acquisitions. The funds received by the Bank will be used for general business purposes including originating loans and purchasing securities and may also be used for growth through expansion of the branch office network or acquisitions.

Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. At September 30, 2004, and December 31, 2003, $1,100,000 and $191,000 were deferred and included in other assets on the balance sheet.

☐PAGE ☐10☐

Part 1

ATLANTIC COAST FEDERAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation’s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

     Atlantic Coast Federal Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect Atlantic Coast Federal Corporation’s financial performance and could cause Atlantic Coast Federal Corporation’s actual results for future periods to differ materially from those anticipated or projected.

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

☐PAGE ☐11☐

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

     Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets. Atlantic Coast Federal Corporation is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of Atlantic Coast Federal Corporation include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. Atlantic Coast Federal Corporation’s earnings are primarily dependent upon Atlantic Coast Federal Corporation’s net interest income, the difference between interest income and interest expense.

     Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. Atlantic Coast Federal Corporation’s earnings are also affected by Atlantic Coast Federal Corporation’s provisions for loan losses, service charges, gains from sales of loans, commission income, interchange fees, other income, operating expenses and income taxes.

Critical Accounting Policies

     Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of intangible assets including goodwill. Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC.

     The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, whether the loan was

☐PAGE ☐12☐

originated through the Company’s retail network or through a broker, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

     The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

     We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger dollar loans. The allowance for loan losses was $4.1 million at September 30, 2004 and $6.6 million at December 31, 2003. The decrease in the allowance for loan losses from December 31, 2003 to September 30, 2004 was primarily due to a $4 million charge-off occurring in the first quarter of 2004 on one impaired loan relationship. The allowance for loan losses as a percentage of total loans was 0.80% at September 30, 2004 and 1.49% as of December 31, 2003. Provision for loan losses totaled $674,000 and $188,000 for the three months ended September 30, 2004 and 2003. Provision for loan losses totaled $2.3 million and $4.1 million for the nine months ending September 30, 2004 and 2003, respectively. This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long term and short-term periods. Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact our required level of allowance for loan losses in relatively short periods of time. The amount of allowance for loan losses allocated to individually evaluated loan relationships decreased $2.1 million to $2.0 million at September 30, 2004 from $4.1 million at December 31, 2003, primarily due to the charge-off of the impaired loan noted above. Management anticipates that large individual specific loss allocations may continue to be required in future periods as changes in borrower conditions can change in relatively short time periods.

     Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income(loss), net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(31,000) and $(12,000) for the nine months ended September 30, 2004 and 2003 respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

     Atlantic Coast Federal Corporation assesses the carrying value of intangible assets including goodwill annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of

☐PAGE ☐13☐

Atlantic Coast Federal Corporation’s community banking segment which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation’s goodwill totaled $2.7 million as of September 30, 2004; therefore, if Atlantic Coast Federal Corporation’s goodwill was determined to be impaired, Atlantic Coast Federal Corporation’s financial results could be materially impacted.

     After converting to a federally-chartered savings association, Atlantic Coast Federal became a taxable organization. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since Atlantic Coast Federal’s transition to a federally-chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by Atlantic Coast Federal Corporation in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements.

Business Strategy

     We have concentrated our lending efforts on the origination of one-to-four family mortgage loans along with various consumer loans and other secured commercial loans (including commercial real estate and construction lending) for portfolio retention. Our business strategy emphasizes retail deposits along with Federal Home Loan Bank (FHLB) advances as its principal sources of funds.

     Our primary objective is to remain an independent, community oriented financial institution serving customers in our primary market area. The board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves (i) emphasizing the origination of one-to-four family residential mortgage loans, multi-family loans, commercial real estate loans and commercial construction loans, (ii) maintaining a portfolio of securities with various types of investments, (iii) controlling operating expenses while providing high quality customer service, (iv) purchasing residential mortgage loans for the purpose of interest rate risk management, and (v) increasing non-interest income through revisions to our service fee structure.

     In connection with the stock offering, we anticipate receiving $56.4 million in net proceeds. We anticipate utilizing the net proceeds as described in “How We Intend to Use the Proceeds” on page 9 of the prospectus contained in the Company’s Registration Statement on
Form S-1, as amended, filed with the SEC. We anticipate the proceeds will result in an immediate increase in assets, and we anticipate future growth through normal expansion of products and services into new and existing markets, although no specific plans exist at this time. Our results of operations may be significantly impacted by our ability to effectively utilize the proceeds from the

☐PAGE ☐14☐

stock offering. Should we not be able to invest a significant portion of the proceeds in assets with favorable yields our financial performance could be negatively impacted.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003.

     General. Total assets increased $124.1 million, or 24.9%, to $623.1 million at September 30, 2004 from $499.0 million at December 31, 2003. Asset growth was primarily comprised of $72.4 million in net loans, $34.6 million of cash and cash equivalents, $10.3 million of securities purchased under agreement to resell, and $5.6 million of securities available for sale. The asset growth was funded by increased deposits of $52.3 million, additional Federal Home Loan Bank (FHLB) borrowings of $29.3 million and $38.3 million in stock subscriptions received in connection with Atlantic Coast Federal’s stock offering.

     Assets. Cash and cash equivalents increased $34.6 million or nearly 500% to $43.6 million at September 30, 2004 from $9.0 million at December 31, 2003. The increase is primarily due to a $34.3 increase in overnight investment account held with the bank used by Atlantic Coast Federal for check clearing. We purchased securities under agreement to resell for $10.3 million from another financial institution and under the terms of the agreement have the right to sell them back at our discretion. The source of these funds for these increases was stock subscriptions received held by Atlantic Coast Federal Corporation in connection with its stock offering.

     Our net loan portfolio increased $72.4 million, or 16.6%, to $508.0 million at September 30, 2004 from $435.6 million at December 31, 2003. New loan originations totaled $188.0 million in the nine months of 2004 of which $125.6 million or 66.8% was for one-to-four family mortgages or residential construction loans, $30.6 million or 16.2% for home equity and second mortgage loans and $27.1 or 14.4% for installment auto and other consumer loans. We also sold approximately $18.4 million of residential mortgage loans, and we expect that we will continue to sell certain long term fixed rate mortgages in future periods as a part of our overall asset/liability management and liquidity strategies. We believe our lending strategy will continue to focus on the origination of residential mortgage loans and decreasing originations of consumer loans such as automobile loans. In addition, we anticipate increasing our commercial lending focus, particularly related to commercial real estate lending.

     Securities available for sale increased $5.6 million, or 21.3%, to $31.6 million at September 30, 2004 from $26.0 million at December 31, 2003. The increase is primarily due to an $8.3 million increase in money market funds offset by the redemption of $3.0 million of FHLB bonds that were called prior to maturity and $1.7 million of state and county municipal bonds that either matured or were sold for liquidity purposes. The source of funds for the growth of available for sale securities was primarily from the stock subscriptions received by Atlantic Coast Federal as of September 30, 2004. Decisions about future investments in securities available for sale will continue to be made on the basis of liquidity and funding requirements. The Company currently anticipates that short-term investments may be utilized in the future as liquidity levels increase as a result of the proceeds from the stock offering until such funds can be redeployed into loans or other long-term investments.

     The investment in FHLB stock increased approximately $1.5 million in order to maintain required investment levels following the Company’s additional borrowings (see Borrowings below).

☐PAGE ☐15☐

     Our allowance for loan losses at September 30, 2004 was $4.1 million or.80% of loans, compared to the $6.6 million or 1.49% of loans at December 31, 2003. Net chargeoffs for the nine months ended September 30, 2004 and September 30, 2003 were $4.8 million and $1.4 million. Net charge-offs for the nine months ended September 30, 2004 consisted of gross charge-offs of $5.4 million and recoveries of $633,000. The remaining change in the balance of the allowance for loan losses from December 31, 2003 to September 30, 2004 is related to provision for loan losses of $2.3 million for the nine months ending September 30, 2004. The increase in net charge-offs, the decline in the allowance for loan losses and the decline in the percentage of the allowance for loan losses to total loans were all primarily due to a charge-off totaling $4.0 million on an individual problem loan situation discussed below. Individual borrower conditions may change in a relatively short time period and thereby require changes in our loan loss allocations for such loans. In addition, as a loan is identified as a loss, it is then charged off. Identification of such changes necessary for loss allocations as well as charge-offs of loans may cause our allowance for loan losses to total loans ratio to fluctuate such as the change discussed above.

     During 2003 management identified significant concerns relative to the collectibility of a $4.8 million loan made to finance the acquisition of land and the construction of a water treatment plant for commercial and industrial customers. Based on estimates of expected cash flows and estimates of collateral value management allocated approximately $2.8 million of the allowance for loan losses to this loan relationship. During 2003, no portion of the loan relationship was charged-off as the borrower continued to perform under the terms of its agreement. In May 2004, management learned that key business permits had been revoked by the municipality where the borrower operated during the quarter ended March 31, 2004 and thus its operations ceased during the first quarter of 2004. Accordingly, management determined that it was appropriate to record additional provisions for loan losses totaling approximately $1.4 million for this loan relationship in the first quarter of 2004 and charge-off approximately $4.0 million of the relationship as of March 31, 2004. The additional provision for loan losses is primarily a result of there no longer being any expected future operating cash flows as the borrower is in the process of declaring bankruptcy. As of September 30, 2004, the remaining balance of this loan relationship is approximately $710,000, and management has allocated approximately $209,000 of the allowance for loan losses to this remaining balance. The remaining balance represents management’s current estimate of the fair value of the underlying collateral; however, management determined that it was appropriate to provide an allowance for loan losses allocation to this balance in recognition of the uncertainty of the ultimate value that will be obtained from the collateral.

     The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $3.7 million and $7.6 million at September 30, 2004 and December 31, 2003, and total impaired loans were approximately $3.6 million and $11.4 million at September 30, 2004 and December 31, 2003. The decrease in impaired loans is primarily the result of the loan charge-off discussed above and improved financial condition and performance of other loans totaling $3.8 million. As of September 30, 2004 and December 31, 2003, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing as of September 30, 2004 and December 31, 2003. The decrease in non-performing loans is primarily

☐PAGE ☐16☐

related to the $4.0 million charge-off discussed above. All non-performing loans, excluding small balance homogeneous loans, are also reported as impaired loans at September 30, 2004 and December 31, 2003.

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

     During 2002, the surety did not perform on the claims made on it. Therefore, in early 2002, we placed the leases on non-accrual status. The surety has alleged that most, if not all, of the leases sold by the seller were fraudulent or fictitious. The surety has filed a suit against the seller of the leases. Subsequent to the suit against the seller, the surety later named Atlantic Coast Federal Corporation as a defendant. The seller of the leases has since filed bankruptcy and we do not expect recovery from the seller. We have filed a suit against the surety, asserting, among other things, breach of contract and bad faith in issuing their bond surety and then failing to perform. In 2002, we were informed by the bankruptcy trustee that certain leases included in the lease pool purchased by Atlantic Coast Federal Corporation were fictitious. As a result, we charged-off approximately $260,000 during 2002. As of December 31, 2002, the remaining balance on these leases was approximately $1,664,000 and was classified as impaired. At December 31, 2002, management had allocated approximately $667,000 of the allowance for loan losses with respect to these leases.

     During 2003, management continued to pursue collection on the surety bonds under the terms of those bonds. During December 2003, we charged-off an additional $664,000 of the leases. At September 30, 2004 and December 31, 2003, the remaining balance on these leases is approximately $1,000,000, and management has allocated approximately $150,000 of the allowance for loan losses with respect to these leases. Legal costs incurred on this matter for the nine months ended September 30, 2004 and September 30, 2003 were $405,000 and $269,000. Management continues to vigorously pursue collection on the surety bonds under the terms of those bonds. There can be no assurance, however, that we will recover the balance of the lease payments of $1.9 million due as of December 2001. The previous charge-offs on these leases and the current level of allowance for loan loss allocation for the remaining balance of these leases are indicative of our best estimate of the probable losses incurred, based on consultation with legal counsel. Collection of any amount, including the $850,000 net amount included in our financial statements as of September 30, 2004, or the gross amount of $1.9 million, cannot be assured. We believe that there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $850,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.

☐PAGE ☐17☐

     Deposits. Total deposits increased by $52.2 million, or 13.3%, to $444.5 million at September 30, 2004 from $392.3 million at December 31, 2003. A portion of this growth was from new and existing depositors who were establishing or expanding subscription rights for the stock offering. Such deposits totaled approximately $26 million as of September 30, 2004. Normal deposit growth included certificate of deposit growth of $19.1 million. We expect future deposit growth as we expand our products and services in new and existing markets.

     Borrowings. Federal Home Loan Bank advances increased $29.3 million, or 48.1% to $90.3 million at September 30, 2004 from $61.0 million at December 31, 2003. The additional borrowings are 10-year notes. Two of the notes total $15 million and are at an average fixed rate of 3.69%. These notes convert to a LIBOR based variable rate if the three-month LIBOR reaches 7.0% for one note and 7.5% for the other, or are redeemable at our option. The remaining new borrowings total $15 million at a rate of LIBOR plus 22 basis points. These additional $15.0 million of borrowings have scheduled maturities occurring between January 21, 2014 and June 18, 2014. Approximately $10 million were used for liquidity purposes to replace a large block of maturing certificates of deposits that had been originated at premium rates during a deposit promotion program in 2003. The remaining funds were used to fund loan growth during the first six months of 2004. Management expects that Federal Home Loan Bank advances will continue to provide the Company with a significant additional funding source to meet the needs of its lending activities.

     Equity. Total equity increased $2.7 million, or 6.2%, to $45.9 million at September 30, 2004 from $43.2 million at December 31, 2003. The increase in equity is primarily due to the Company’s net income of $2.7 million. Equity was also impacted by other comprehensive losses of $37,000 resulting from an decrease in market value of interest rate swaps being used to hedge the cash flows of certain FHLB advances of $6,000, net of tax, combined with a decrease in the market value of securities available for sale of $31,000, net of tax. The equity to assets ratio was 7.36% at September 30, 2004 compared to 8.66% at December 31, 2003. The decrease was a result of strong loan growth as well as the noted deposit activity related to our stock offering that increased deposits and concurrently cash and short-term investments. As a result, our regulatory capital ratios declined, however, we remained in excess of all minimum capital requirements to be “well capitalized” as of September 30, 2004. Total risk based capital to risk weighted assets was 10.5%, tier 1 capital to risk weighted assets was 9.9% and Tier 1 capital to total adjusted total assets was 6.9% as of September 30, 2004. These ratios as of December 31, 2003 were 12.4%, 11.7% and 8.1%.

Comparison of Results of Operation for the Nine Months Ended September 30, 2004 and 2003

     General. Net income for the nine months ended September 30, 2004 was $2.7 million, which was $969,000 less in net income for the same period in 2003. Net interest income slightly decreased compared to the prior year primarily due to a lower interest rate environment. The provision for loan loss expense is significantly lower in 2004, however this decline was more than offset by a decrease in non-interest income that included a gain on the sale of the credit card portfolio of approximately $3.1 million in the 3rd quarter of 2003. Non-interest expense increased during the first nine months of 2004 as compared to the same period in 2003 primarily due to higher compensation and benefit costs arising from branch additions in late 2003.

☐PAGE ☐18☐

     Net Interest Income. Net interest income decreased $79,000 for the nine months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, average interest-earning assets increased to $528.7 million from $453.0 million for the same period a year ago primarily as a result of loan growth. Offsetting this increase in average interest-earning assets was a 109 basis point decline in the yield on interest earning assets to 5.88% for the nine months ending September 30, 2004 from 6.97% for the comparable period in 2003. This decline reflects Atlantic Coast Federal’s continuing change in mix of interest earning assets, away from installment and credit card loans which have higher yields, but also have higher risk of loss, to first and second mortgages loans for one-to-four family dwellings which have lower yields but lower risk of loss. First and second mortgage loans on one-to-four family loans were 67.98%of total loans as of September 30, 2004 as compared to 61.46% as of September 30, 2003. The decline in yield on interest earning assets was partially offset by a decrease of 44 basis points in the cost of funds on interest bearing liabilities to 2.48% for the nine months ending September 30, 2004 from 2.92% for the same period in 2003. Net interest margin, which is net interest income compared to average interest earning assets, decreased 64 basis points to 3.68% for the nine months ended September 30, 2004 from 4.32% for the same period in 2003. Atlantic Coast Federal Corporation continues to utilize its asset/liability management strategy to reduce the impact of changes in interest rates on Atlantic Coast Federal Corporation’s net interest income. Atlantic Coast Federal Corporation expects that its net interest margin may decline in the near future as a result of the continued low interest rate environment during recent periods and a strategy to emphasis first and second mortgage lending on one-to-four family dwellings. Increases in net interest income resulting from increases in average interest earnings assets are anticipated to partially offset the decline in net interest income resulting from decreases in our net interest margin; however, growth in average interest earning assets is not assured and the degree to which such growth will result in growth in net interest income cannot be assured.

     The following table details the relative interest rates and average balances of Atlantic Coast Federal Corporation’s interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2004 and 2003:

☐PAGE ☐19☐

DISTRIBUTION OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES;
INTEREST RATES AND INTEREST DIFFERENTIALS
( dollars in thousands )

		Average Yield/
Average Balance		Rate			Interest			Variance attributable to
2004	2003	2004	2003		2004	2003	Variance	Volume(5)	Rate
				Interest-earning assets
$476,332	$400,491	6.32%	7.65%	Loans Receivable(1)	$22,589	$22,976	$(387)	$3,957	(4,344)
28,457	36,901	1.52%	1.72%	Securities(2)	325	477	(152)	(101)	(51)
23,910	15,638	2.19%	1.90%	Other earning assets(3)	392	222	170	131	39

528,699	453,030	5.88%	6.97%	Total Interest earning assets	23,306	23,675	(369)	3,987	(4,356)

				Interest bearing liabilities
$94,315	$74,402	.63%	1.09%	Savings deposits	$444	$602	$(158)	$145	(303)
68,516	68,615	1.33%	1.57%	Money market accounts	685	807	(122)	(1)	(121)
220,875	223,552	2.93%	3.57%	Time deposits	4,853	5,990	(1,137)	(71)	(1066)
				FHLB advances and other
83,606	43,222	4.34%	4.92%	borrowings	2,719	1,593	1,126	1,328	(202)

$467,312	$409,791	2.48%	2.92%	Total interest bearing liabilities	$8,701	$8,992	$(291)	$1,401	(1,692)

		3.40%	4.05%	Net Interest Spread	14,605	14,683	(78)	2,586	(2,664)

		3.68%	4.32%	Net Interest Margin(4)

				Average interest earning assets to
113.14%	111.27%			average interest bearing liabilities

(1) Calculated net of deferred fees and allowance for loan losses. Nonaccrual loans included as loans carrying a zero yield.

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

☐PAGE ☐20☐

     Interest Income. Interest income decreased $370,000, or 1.6%, to $23.3 million for the nine months ended September 30, 2004 from $23.7 million for the nine months ended September 30, 2003 primarily due to a decline in interest income from loans. Although average loans outstanding were $75.8 million higher for the nine months ended September 30, 2004 as compared to the same nine months in 2003, interest income was $387,000 less as overall yields were lower. The weighted average yield on loans decreased from 7.65% for the nine months ended September 30, 2003 to 6.32% for the nine months ended September 30, 2004. This decline is primarily due to a historically low interest rate environment that caused the majority of our first mortgage customers to refinance mortgages to lower rates. Also contributing to the decrease in yields is the change in loan portfolio mix away from higher yielding, but higher risk of loss consumer loans, to lower yielding but also lower risk of loss, first and second mortgages on one-to-four family dwellings. The loan volume from the credit card portfolio sold in July of 2003 and reductions in indirect automobile lending in 2004, both of which had higher rates due to their risk have been replaced with first and second mortgages on one-to-four family dwellings. In addition the majority of total loan growth has occurred in this type of loan. Interest income on other interest-earning assets, including securities available for sale increased $18,000 for the nine months ended September 30, 2004 as compared to the same period for 2003. The weighted average yield on other interest-earning assets was 1.8% for the first nine months of 2004 and 2003. We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated due to the proceeds from the stock offering as well as general growth from existing markets and possibly new markets. Our interest income could be adversely impacted by continued low interest rates or decreases in average interest earning assets.

     Interest Expense. Interest expense decreased $291,000 to $8.7 million for the first nine months of 2004 from $9.0 million for the same period in 2003. The decrease in interest expense was due to a decrease in the Company’s cost of funds for the nine months ending September 30, 2004 resulting from the continued low interest rate environment partially offset by increased borrowings. The cost of funds was 2.48% for the nine months ended September 30, 2004 compared to 2.92% for the same period in 2003. Although average interest bearing deposits outstanding increased $17.2 million for the nine months ended September 30, 2004 as compared to the same nine months in 2003, interest expense on deposits was $1.4 million less due to the re-pricing of deposit accounts to lower interest rates consistent with the continued low interest rate environment.

     Interest expense on Federal Home Loan Bank advances increased $1.1 million to $2.7 million for the nine months ended September 30, 2004 from $1.6 million for the nine months ended September 30, 2003. The increase resulted from an increase in average Federal Home Loan Bank advances of $40.6 million to $83.6 million for the nine months ended September 30, 2004 from $43.0 million for the same period in 2003. This increase in interest expense due to increased levels of borrowings was partially offset by a 58 basis point decrease in the cost of Federal Home Loan Bank advances, from 4.92% for the first nine months of 2003 to 4.34% for the same period in 2004. We expect interest expense to increase as interest rates and average interest bearing liabilities increase.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management

☐PAGE ☐21☐

considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans such as commercial loans for which management has concerns about the borrowers’ ability to repay are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

     Based on management’s evaluation of these factors, provisions of $2.3 million and $4.1 million were made during the nine months ended September 30, 2004 and the nine months ended September 30, 2003. The majority of the provision expense for both nine-month periods is related to one problem loan relationship of which $4.0 million was charged-off during the quarter ending March 31, 2004. For the nine months ended September 30, 2004, the provision expense for this one problem loan was $1.4 million. The provision expense for the nine months ending September 30, 2003 included allowance for loan losses of $2.3 million for this problem loan situation, and management classified several other loan relationships totaling $12.2 million and provided specific allowance allocations totaling $1.6 million on these loan relationships. Provisions for loan losses on loans collateralized by first and second mortgages have increased $248,000 during the nine months ended September 30, 2004 as compared to the same period in 2003. In part, this is due to the rising interest rate environment that causes monthly payments on variable rate loans to increase and could negatively impact the ability of some borrowers to repay their loans. Also in the first nine months of 2004 there has been an increasingly larger share of new first mortgage loan originations occurring through brokers. Management believes these loans have inherently more risk than loans originated through its retail branch network because the Company relies on the broker to perform certain underwriting procedures. Finally, management believes that the 2004 hurricane season and questions about future insurance coverage have destabilized the Florida and Georgia real estate markets, thus impacting the first and second mortgage collateral values. Consumer loan losses declined in the first nine months of 2004 as a result of the sale of our credit card portfolio and the continued decline of our automobile loan portfolio

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

     Non-interest Income. Non-interest income decreased $2.9 million to $4.0 million for the nine months ended September 30, 2004 from $6.9 million for the same period in 2003. Non-interest income in 2003 includes a gain on the sale of the credit card portfolio.

☐PAGE ☐22☐

On July 31, 2003, the Company sold its credit card portfolio with balances totaling $13.0 million to a third party for a gain of $3.1 million, net of estimated costs for closing and other settlement issues. Exclusive of this gain, non-interest income increased $207,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase results from additional deposit service charges and fees of $296,000 and gains on sales of foreclosed assets of $82,000 for the nine months ended September 30, 2004 as compared to a loss of $56,000 for the same period in 2003. Atlantic Coast Federal Corporation sold approximately $18.3 million of mortgage loans during the nine months ended September 30, 2004 for gains of $175,000. Although, management anticipates sales of certain mortgage loans to continue as part of the asset/liability strategy, there can be no assurance that gains will continue to be realized on such sales. These increases were offset by declines of $96,000 in commissions earned from the sale of investment and insurance products to customers and $80,000 in interchange fees resulting from the sale of the credit card portfolio. For the nine months ended September 30, 2004 net losses on sales of AFS securities was $39,000 compared to a gain of $59,000 for the same nine-month period in 2003.

     We anticipate our non-interest income will be positively impacted by the future growth of the Company into new and existing markets. However, non-interest income for the year ending December 31, 2003 was positively impacted by the sale of our credit card loan portfolio, and we currently do not anticipate significant gains from the sale of assets in 2004.

☐PAGE ☐23☐

     Non-interest Expense. Non-interest expense increased $297,000 to $12.1 million for the nine months ended September 30, 2004 compared to $11.8 million for the nine months ended September 30, 2003. The increase in non-interest expense is primarily due to increases of $588,000 in compensation and benefits related to our overall growth and expansion including the acquisition of new branches and expenses associated with additional personnel needed to operate the new branches. We anticipate non-interest expense will increase in future periods as a result of additional growth and expansion.

     Income Tax Expense. Income tax expense decreased to $1.5 million for the nine months ended September 30, 2004 from $2.0 million for the nine months ended September 30, 2003. The decrease is primarily due to a decrease in income before income taxes when comparing the two periods. We anticipate that income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operation for the Three Months Ended September 30, 2004 and 2003

     General. Net income for the three months ended September 30, 2004 was $1.0 million, which was $2.0 million less than the net income of $3.0 million for the same period in 2003. The third quarter of 2003 includes a $3.1 million gain on the sale of Atlantic Coast Federal Corporation’s credit card portfolio. Aside from this gain an increase in net interest income was offset by an increase in the provision for loan losses for the third quarter of 2004 as compared to the same period in 2003.

     Net Interest Income. Net interest income increased $222,000 for the three months ended September 30, 2004 compared to the same period in 2003. For the three months ended September 30, 2004, average interest-earning assets increased to $573.4 million from $462.4 million for the same period a year ago primarily as a result of loan growth. Offsetting this increase in average interest-earning assets was a 92 basis point decline in the yield on interest earning assets to 5.64% for the three months ending September 30, 2004 from 6.56% for the comparable period in 2003. This decline reflects Atlantic Coast Federal’s continuing change in mix of interest earning assets, away from installment and credit card loans which have higher yields, but also have higher risk of loss, to first and second mortgages loans for one-to-four family dwellings which have lower yields but lower risk of loss. First and second mortgages on one-to-four family loans were 67.98% of total loans as of September 30, 2004 as compared to 61.46% as of September 30, 2003. The decline in the yield on interest earning assets was partially offset by a decrease of 20 basis points in the cost of funds on interest bearing liabilities to 2.52% for the three months ending September 30, 2004 from 2.72% for the same period in 2003. The degree of change in the cost of funds as compared to the yield on interest earning assets is less due to Atlantic Coast Federal Corporation’s use of longer term borrowings from the Federal Home Loan Bank which are a better funding match than non-core deposits for the growth in first mortgages on one-to-four family dwellings. Atlantic Coast Federal Corporation continues to utilize its asset/liability management strategy to reduce the impact of changes in interest rates on Atlantic Coast Federal Corporation’s net interest income. Atlantic Coast Federal Corporation expects that its net interest margin may decline in the near future as a result of the continued low interest rate environment during recent periods and its strategy to emphasize first and second mortgage lending on one-to-four family dwellings. Increases in net interest income resulting from increases in average interest earnings assets are anticipated to partially offset the decline in net interest income resulting from decreases in our net interest margin;

☐PAGE ☐24☐

however, growth in average interest earning assets is not assured and the degree to which such growth will result in growth in net interest income cannot be assured.

     The following table details the relative interest rates and average balances of Atlantic Coast Federal Corporation’s interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2004 and 2003:

☐PAGE ☐25☐

DISTRIBUTION OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES;
INTEREST RATES AND INTEREST DIFFERENTIALS
(dollars in thousands )

		Average Yield/
Average Balance		Rate			Interest			Variance attributable to
2004	2003	2004	2003		2004	2003	Variance	Volume(5)	Rate
				Interest-earning assets
$507,712	$407,605	6.12%	7.25%	Loans receivable(1)	$7,763	$7,384	$379	$1,640	$(1,261)
22,606	38,065	1.52%	1.40%	Securities(2)	85	133	(48)	(58)	10
43,065	16,703	2.30%	2.09%	Other earning assets(3)	247	87	160	151	9

$573,383	$462,372	5.64%	6.56%	Total interest earning assets	8,095	7,604	491	1,733	(1,242)

				Interest bearing liabilities
$97,272	$75,747	0.52%	1.00%	Savings deposits	$125	$190	$(65)	$51	(116)
67,549	74,100	1.57%	1.14%	Money market accounts	266	212	54	(20)	74
231,088	221,956	2.91%	3.38%	Time deposits	1,682	1,875	(193)	75	(268)
				FHLB advances and other
91,958	43,643	4.40%	4.94%	borrowings	1,012	539	473	546	(73)

$487,867	$415,446	2.52%	2.72%	Total interest bearing liabilities	3,085	2,816	269	652	(383)

		3.12%	3.84%	Net Interest Spread	5,010	4,788	222	1081	(859)

		3.50%	4.29%	Net Interest Margin(4)

				Average interest earning assets
117.53%	111.30%			to average interest bearing liabilities

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

☐PAGE ☐26☐

Interest Income. Interest income increased $491,000, or 6.5%, to $8.1 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003 primarily due to an increase in interest income from loans. Average loans outstanding were $100.1 million higher for the three months ended September 30, 2004 as compared to the same three months in 2003, resulting in increased interest income of $379,000. As noted above, the change in the mix of loans impacted the yield on interest earning assets as the weighted average yield on loans decreased from 7.25% for the three months ended September 30, 2003 to 6.12% for the three months ended September 30, 2004. Interest income on other interest-earning assets, including securities available for sale increased $112,000 for the three months ended September 30, 2004 as compared to the same period for 2003 primarily due to the growth in average other interest earning assets of $26.4 million. This growth resulted from the receipt of cash in connection with the Company’s stock offering which was conducted during the third quarter of 2004. The cash was invested in short term liquid assets and the majority of it was returned in October 2004 to interested investors, as submitted orders far exceeded the planned stock issuance. We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated due to the proceeds from the stock offering as well as general growth from existing markets and possibly new markets. Our interest income could be adversely impacted by continued low interest rates or decreases in average interest earning assets.

     Interest Expense. Interest expense increased $269,000 to $3.1 million for the three months ending September 30, 2004 from $2.8 million for the same period in 2003. The increase in interest expense was due to increases in average outstanding interest bearing liabilities during the quarter. The cost of funds was 2.52% for the three months ending September 30, 2004 compared to 2.72% for the three months ended September 30, 2003. Although average interest bearing deposits increased $24.1 million for the three months ended September 30, 2004 as compared to the same period in 2003, interest expense on deposits was $204,000 less due to the re-pricing of certificate of deposit accounts to lower interest rates consistent with the continued low interest rate environment.

     Interest expense on Federal Home Loan Bank advances increased $473,000 to $1.0 million for the three months ended September 30, 2004 from $539,000 for the three months ended September 30, 2003. The increase resulted from an increase in average Federal Home Loan Bank advances of $48.4 million to $92.0 million for the three months ended September 30, 2004 from $43.6 million for the same period in 2003. This increase in interest expense due to increased levels of borrowings was partially offset by a 54 basis point decrease in the cost of Federal Home Loan Bank advances, from 4.94% for the third quarter of 2003 to 4.40% for the same quarter in 2004. We expect interest expense to increase as interest rates and average interest bearing liabilities increase.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans such as

☐PAGE ☐27☐

commercial loans for which management has concerns about the borrowers’ ability to repay are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

     Based on management’s evaluation of these factors, provisions of $674,000 and $188,000 were made during the three months ended September 30, 2004 and for the same period in 2003. As explained in “Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003” approximately $248,000 of the increase in the provision for the three months ended September 30, 2004 as compared to the same period in 2003 is due to management’s determination that the risk of loss for loans collateralized by first and second mortgages has increased. The lower provision for loan losses in the third quarter of 2003 is also a result of the sale of the credit card portfolio in the third quarter of 2003.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

     Non-interest Income. Non-interest income decreased $2.9 million to $1.3 million for the three months ended September 30, 2004 from $4.3 million for the same period in 2003. Non-interest income in 2003 includes a gain on the sale of the credit card portfolio. On July 31, 2003, the Company sold its credit card portfolio with balances totaling $13.0 million to a third party for a gain of $3.1 million, net of estimated costs for closing and other settlement issues. Exclusive of this gain, non-interest income increased $52,000 for the three months ended September 30, 2004 as compared to the same period in 2003. Service charges and fees increased $136,000 for the three months ended September 30, 2004 as compared to the same period in 2003, primarily due to increases in transaction charges and the growth of service charges for commercial checking accounts as that deposit type continues to grow. This increase was largely offset by losses on the sale of available for sale securities of $47,000 for the third quarter of 2004 compared to a gain of $57,000 for the same quarter in 2003.

     Non-interest Expense. Non-interest expense decreased $87,000 to $4.1 million for the three months ended September 30, 2004 compared to $4.2 million for the three months ended September 30, 2003. Compensation and benefits expense increased $199,000 to $1.9 million for the three months ended September 30, 2004 from $1.7 million for the same period in 2003 due to our overall growth and expansion including the acquisition of new branches and expenses associated with additional personnel and occupancy needed to operate the new branches. This increase was offset by decreased outside professional service expenses of $139,000 for the third quarter of 2004 as compared to the same period in 2003 primarily due to reduced legal costs. In addition, interchange charges decreased $110,000 in the third quarter of 2004 as compared to 2003 due to the sale of the credit card business in 2003. We anticipate non-interest expense will increase in future periods as a result of additional growth and expansion.

☐PAGE ☐28☐

     Income Tax Expense. Income tax expense decreased $1.2 million to $581,000 for the three months ended September 30, 2004 compared to $1.8 million for the same period in 2003. The decrease is due to a decrease in income before income taxes when comparing the two periods. We anticipate that income tax expense will continue to vary as income before income taxes varies.

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

     In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2004 and December 31, 2003, Atlantic Coast Federal Corporation had additional borrowing capacity of $100 million and $88 million with the Federal Home Loan Bank of Atlanta. Also, Atlantic Coast Federal Corporation has existing lines of credit available in excess of $20 million with other financial institutions. Atlantic Coast Federal Corporation has classified its entire securities portfolio as available for sale, providing an additional source of liquidity. Management believes that Atlantic Coast Federal Corporation’s security portfolio is of high quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network. As of September 30, 2004, Atlantic Coast Federal Corporation had $13.3 million certificates of deposits obtained through brokers that were purchased to replace maturing branch originated certificates of deposits. These certificates of deposits have a weighted average maturity of 14.7 months and a weighted average rate of 2.56%. As of December 31, 2003 Atlantic Coast Federal Corporation had no brokered deposits. In addition, Atlantic Coast Federal Corporation has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity. The stock offering will increase our liquidity until such time that we deploy the net proceeds from cash and other short-term investments to loans consistent with our business plan as well as increase our regulatory capital.

     In the first nine months of 2004, cash and cash equivalents have increased $34.6 million from $9.0 million as of December 31, 2003 to $43.6 million as of September 30, 2004. Cash from operating activities of $6.2 million combined with cash from financing activities of $119.9 million exceeded cash used for investing activities of $91.5 million. Primary sources of cash were increases in deposits of $52.3 million, additional FHLB borrowings of $55.0 million, $38.4 million of funds held for investors who subscribed for shares offered in Atlantic Coast Federal Corporation’s stock offering and sales of securities available for sale of $36.0 million. Deposit growth occurred in March 2004 principally from new or existing depositors who were establishing or expanding subscription rights for the stock offering. While the majority of these deposits were withdrawn in April 2004, approximately $26 million were retained. The remaining deposit growth occurred through normal operations. The funds retained from investors who subscribed for shares in the stock offering represent only a part of total funds received during the offering that ended on September 12, 2004. Total funds received were approximately $188.4 million of which $150 million was held for the potential investors by a third party escrow agent as of September 30, 2004. Upon the closing in

☐PAGE ☐29☐

October 2004, Atlantic Coast Federal expects net proceeds to be approximately $56.4 million. Primary uses of cash included originations of portfolio loans of $77.8 million, purchases of securities available for sale of $47.2 million and principal as payments on FHLB debt of $25.7 million. Due to the short-term nature of the acquired deposits other investing activities were limited to purchase and sale of short-term investments.

     During first nine months of 2003, cash and cash equivalents increased $3.0 million from $14.0 million as of December 31, 2002 to $16.9 million as of September 30, 2003. Cash from operating activities of $10.8 million and cash from financing activities of $26.5 million were nearly offset by cash used for investing activities of $34.3 million for the nine months ending September 30, 2003. Primary sources of cash through September 30, 2003 included proceeds from sales of loans, including the sale of the credit card portfolio, of $25.0 million, proceeds from sales and maturities of available for sale securities totaling $33.9 million, increases in deposits of $20.4 million, additional FHLB borrowings of $20.0 million and cash received for net liabilities assumed in branch acquisitions of $9.1 million. Primary uses of cash included net originations and purchases of portfolio loans and originations of loans held for sale totaling $57.8 million, purchases of securities available for sale of $38.9 million, repayment of FHLB advances of $13.8 million and purchases of bank owned life insurance of $2.9 million.

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

     As of September 30, 2004, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or reasonably likely to have a material adverse affect on the Atlantic Coast Federal Corporation’s liquidity, capital resources or operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The asset/liability management discussion contained in Atlantic Coast Federal Corporation’s prospectus contained in its Registration Statement on Form S-1, as amended, under “Managements Discussion and Analysis of Financial Condition and Results of Operations” provides detailed quantitative and qualitative disclosures about Atlantic Coast Federal Corporation’s market risk and should be referenced for information thereon.

The Company’s primary market risk exposure is interest rate risk. We are subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than our interest-earning assets.

In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee.

The Committee generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations. The Committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly.

A key element of Atlantic Coast Federal Corporation’s asset/liability plan is to protect net earnings by managing the maturity or re-pricing mismatch between its interest-earning assets and rate-sensitive liabilities. Historically, the Company has sought to reduce exposure to its earnings through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market, and by extending funding maturities through the use of FHLB advances. As part of its efforts to monitor and manage interest rate risk, the Company uses a Market Value of Portfolio Equity (“MVPE”) methodology that is similar to the Net Portfolio Value (“NPV”) methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities. Management and the Board of Directors review MVPE measurements on a quarterly basis to determine whether Atlantic Coast Federal Corporation’s interest rate exposure is within the limits established by the Board of Directors in the Atlantic Coast Federal Corporation’s interest rate risk policy.

Atlantic Coast Federal Corporation’s asset/liability management strategy dictates acceptable limits on the amounts of change in given certain changes in interest rates. For decreases in interest rates, in 100 basis point increments, Atlantic Coast Federal Corporation’s policy requires the MVPE ratio to be at least 8.0%. For interest rate increases of 100, 200 and 300 basis points, our policy dictates that our MVPE ratio should not fall below 7.0%, 6.0% and 5.0%, respectively. Our policy also dictates that for interest rate increases or decreases of 100, 200 or 300 basis points the percentage change in our MVPE ratio should not decrease by more than 7.5%, 15.0% and 25.0%, respectively. Based on the review of MVPE in the quarter ended September 30, 2004, Atlantic Coast Federal was in compliance with established limits of interest rate exposure.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

☐PAGE ☐30☐

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2004

Part II — Other Information

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

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2004

Part II — Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: November 15, 2004	/s/ Robert J. Larison Jr Robert J. Larison Jr – President and Chief
Executive Officer

Date: November 15, 2004	/s/ Jon C. Parker
Jon C. Parker – Chief Financial Officer

☐PAGE ☐32☐