Form 10-K
period 2004-12-31
ATLANTIC COAST FEDERAL CORP
filed 2005-03-30
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 000-50962

ATLANTIC COAST FEDERAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Federal	59-3764686

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Haines Avenue, Waycross, Georgia	31501

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (800) 342-2824

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $ .01 par value
(Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☑

As of March 30, 2005, there were outstanding 14,547,500 shares of the Registrant’s common stock, par value $.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2004 was $0.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant’s Definitive Proxy Statement for the 2005 Annual Shareholders Meeting (Part III).

ATLANTIC COAST FEDERAL CORPORATION
Annual Report on Form 10-K

ATLANTIC COAST FEDERAL CORPORATION
Annual Report on Form 10-K
Table of Contents, continued

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports	107
Form 10-K Signature Page	109
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	110
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	111
Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	112

Part I

Item 1. Business

General

     This Form 10-K contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation’s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

     Atlantic Coast Federal Corporation (or the Company) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (OTS). It was organized for the purpose of acquiring all of the capital stock that Atlantic Coast Federal, a federally chartered stock savings association, issued upon its mutual holding company reorganization from the mutual to stock form of ownership in January 2003. On October 4, 2004 the Company completed a minority stock offering in which it sold 5,819,000 shares or 40% of its common stock. The remaining majority of the 14,547,500 outstanding shares are owned by Atlantic Coast Federal, MHC (MHC), a federally chartered mutual holding company.

     Atlantic Coast Federal Corporation has not engaged in any significant business to date. Its primary activity is holding all of the stock of Atlantic Coast Federal. In January 2005, the board of directors of Atlantic Coast Federal Corporation voted to form a subsidiary for real estate development, subject to regulatory approval. The primary business purpose of this subsidiary will be the acquisition and development of properties for future locations of Atlantic Coast Federal branches. A secondary business purpose is envisioned as rehabilitating foreclosed properties to maximize the recoveries from charged- off loans. Management anticipates that operations will commence in the third or fourth quarter of 2005.

1.

     In the future, it may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current understandings or agreements for these activities. Atlantic Coast Federal Corporation does not maintain offices separate from those of Atlantic Coast Federal or utilize persons other than certain of Atlantic Coast Federal’s officers. Directors and officers of Atlantic Coast Federal Corporation are not separately compensated for their service.

     Atlantic Coast Federal was originally established in 1939 to serve the employees of the Atlantic Coast Line Railroad. At the time of the conversion from a federal credit union to a federal mutual savings association our field of membership consisted of about 125 various employee groups, residents of Atkinson, Bacon, Brantley, Charlton, Clinch, Coffee, Pierce and Ware counties in Georgia, and employees of CSX Transportation Inc. (“CSX”), which is headquartered in Jacksonville, Florida. However, as a credit union, we were legally restricted to serve only individuals who shared a “common bond” such as a common employer.

     After receiving the necessary regulatory and membership approvals, on November 1, 2000, Atlantic Coast Federal Credit Union converted to a federal mutual savings association known as Atlantic Coast Federal that serves the general public. The conversion has allowed us to diversify our customer base by marketing our products and service to individuals and businesses in our market area. Unlike a credit union, we may make loans to customers who do not have a deposit relationship with us. Following the conversion we began to emphasize residential mortgage lending and commercial real estate loans and to reduce our automobile and consumer lending. Automobile lending had become an unattractive line of business in the past few years due to delinquencies, charge-offs and competitive pressures from financing programs offered by the automobile manufacturers. Consumer lending, such as credit cards, also earned high delinquency and charge-offs rates. See “-Lending Activities.”

     Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and to a lesser extent, home equity loans, automobile and consumer loans, and commercial real estate loans. We also originate multi-family residential loans, commercial business loans and commercial construction and residential construction loans. We obtain loans through our staff, and through brokers, as well as through advertising in various publications.

     Our revenues are derived principally from interest on loans and investment securities. We also generate revenue from service charges and other income.

     We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years. We solicit deposits in our primary market area of southeastern Georgia and the Jacksonville metropolitan area.

2.

Market Area

     We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Waycross, Georgia, and have branches in Waycross, Douglas and Garden City, Georgia, as well as Jacksonville, Orange Park, Atlantic Beach, Fernandina Beach and Lake City, Florida. Waycross is located in Ware County, Georgia and the dominant employer in town is CSX Transportation, Inc., which operates a major railroad facility there. The market area of southeastern Georgia is marked by limited growth trends and is a largely agricultural-based economy. Based on the most recent data available, Atlantic Coast Federal’s approximate deposit market share in its Georgia markets was 4.26% and in its Florida markets was 1.33%. The Jacksonville market area has been historically tied to the military and defense industries, but has diversified and is a regional financial center in the southeastern United States. It also has a healthy tourism industry and is home to the 14th largest port in the United States.

Lending Activities

     General. We originate one- to four-family residential 1st and 2nd mortgage loans, and to a lesser extent we originate automobile and other consumer loans and commercial real estate loans. We also originate residential, multi-family and commercial construction loans. Our loans carry either a fixed or an adjustable rate of interest. Consumer loans are generally short term and amortize monthly or have interest payable monthly. Mortgage loans generally have a longer-term amortization, with maturities up to 35 years, with principal and interest due each month. At December 31, 2004, our net loan portfolio totaled $517.7 million, which constituted 81.2% of our total assets.

     At December 31, 2004, the maximum amount that we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was approximately $10.7 million. At December 31, 2004, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at December 31, 2004, were as follows: (1) a $3.8 million loan to provide permanent financing on a retail strip center, (2) a $2.5 million loan to provide permanent financing for a multi-family property, (3) a $2.3 million loan to provide permanent financing on a mini-storage facility, (4) a $2.2 million loan to provide permanent financing for a multi-family property, and (5) a $2.2 million loan to provide permanent financing on a assisted-living home facility.

3.

     The following table presents information concerning the composition of Atlantic Coast Federal’s loan portfolio in dollar amounts and in percentages of the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in Thousands)
Real estate loans:
One- to four-family	$303,544	58.44%	$236,959	53.73%	$177,295	46.13%	$150,139	44.54%	$122,456	41.98%
Multi-family	8,042	1.55	7,839	1.78	8,727	2.27	4,056	1.20	—	0.00
Commercial	57,178	11.01	56,228	12.75	36,161	9.41	14,537	4.31	1,270	0.44
Construction - one-to-four-family	14,275	2.75	11,913	2.70	7,552	1.97	10,456	3.10	—	0.00
Construction - multi-family	—	0.00	3,802	0.86	3,078	0.80	3,600	1.07	—	0.00
Construction – commercial	2,577	0.50	14,861	3.37	19,897	5.18	3,933	1.17	343	0.12

Total real estate loans	385,616	74.25	331,602	75.19	252,710	65.76	186,721	55.39	124,069	42.54

Other loans:
Consumer	57,893	11.14	60,925	13.81	88,071	22.92	114,060	33.84	139,475	47.81
Home equity	60,077	11.56	39,217	8.89	32,645	8.50	30,778	9.13	27,092	9.29
Land	12,078	2.33	5,729	1.30	2,775	0.72	2,047	0.61	—	0.00
Commercial	3,711	0.72	3,553	0.81	8,065	2.10	3,478	1.03	1,036	0.36

Total other loans	133,759	25.75	109,424	24.81	131,556	34.24	150,363	44.61	167,603	57.46

Total loans	519,375	100.00%	441,026	100.00%	384,266	100.00%	337,084	100.00%	291,672	100.00%

Less:
Net deferred loan origination(fees) costs	1,473		554		(231)		(204)		(123)
Premiums on purchased loans	819		635		435		542
Allowance for loan losses	(3,956)		(6,593)		(4,692)		(3,766)		(3,642)

Total loans, net	$517,711		$435,622		$379,778		$333,656		$287,907

4.

     The following table shows the composition of Atlantic Coast Federal’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
FIXED-RATE LOANS

Real estate loans:
One- to four-family	$118,515	22.82%	$136,155	30.87%	$120,162	31.27%	$117,506	34.86%	$100,787	34.55%
Multi-family	2,238	0.43	7,839	1.78	8,727	2.27	4,056	1.20	—	—
Commercial	33,568	6.46	29,662	6.73	36,161	9.41	14,537	4.31	1,270	0.44
Construction-one-to four-family	14,275	2.75	4,327	0.98	7,552	1.97	10,456	3.10	—	—
Construction-multi-family	—	—	2,573	0.58	3,078	0.80	3,600	1.07	—	—
Construction-commercial	600	0.12	9,148	2.07	19,897	5.18	3,933	1.17	343	0.12

Total real estate loans	169,196	32.58	189,704	43.01	195,577	50.90	154,088	45.71	102,400	35.11

Other loans:
Consumer	57,409	11.05	60,925	13.81	88,071	22.92	114,060	33.84	139,475	47.82
Home equity	7,994	1.54	8,257	1.87	11,287	2.94	12,149	3.60	9,869	3.38
Land	3,198	0.62	5,729	1.30	2,775	0.72	2,047	0.61	—	—
Commercial	2,370	0.46	3,553	0.81	8,065	2.10	3,478	1.03	1,036	0.36

Total other loans	70,971	13.67	78,464	17.79	110,198	28.68	131,734	39.08	150,380	51.56

Total fixed-rate loans	240,167	46.25	268,168	60.80	305,775	79.58	285,822	84.79	252,780	86.67

ADJUSTABLE-RATE

Real estate loans:
One- to four-family	185,029	35.62	100,804	22.86	57,133	14.86	32,633	9.68	21,669	7.43
Multi-family	5,804	1.12	—	—	—	—	—	—	—	—
Commercial	23,610	4.55	26,566	6.02	—	—	—	—	—	—
Construction-one-to four-family	—	—	7,586	1.72	—	—	—	—	—	—
Construction-multi-family	—	—	1,229	0.28	—	—	—	—	—	—
Construction-commercial	1,977	0.38	5,713	1.30	—	—	—	—	—	—

Total real estate loans	216,420	41.67	141,898	32.18	57,133	14.86	32,633	9.68	21,669	7.43

Other Loans:
Consumer	484	0.09	—	—	—	—	—	—	—	—
Home equity	52,083	10.02	30,960	7.02	21,358	5.56	18,629	5.53	17,223	5.90
Land	8,880	1.71	—	—	—	—	—	—	—	—
Commercial	1,341	0.26	—	—	—	—	—	—	—	—

Total other loans	62,788	12.08	30,960	7.02	21,358	5.56	18,629	5.53	17,223	5.90

Total adjustable loans	279,208	53.75	172,858	39.20	78,491	20.42	51,262	15.21	38,892	13.33

Total loans	519,375	100.00%	441,026	100.00%	384,266	100.00%	337,084	100.00%	291,672	100.00%

Less:
Net deferred loan origination (fees) costs	1,473		554		(231)		(204)		(123)
Premiums on purchased loans	819		635		435		542		—
Allowance for loan losses	(3,956)		(6,593)		(4,692)		(3,766)		(3,642)

Total loans, net	$517,711		$435,622		$379,778		$333,656		$287,907

5.

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in Atlantic Coast Federal’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

							Construction-One-to-
	One to Four Family		Multi-Family		Commercial – Real Estate		four-family (1)		Construction-Commercial		Consumer
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At December 31, 2004						(Dollars in Thousands)
1 year or less	$10	6.56%	$1	7.00%	$5,913	7.24%	$136	5.00%	$231	6.00%	$3,301	7.46%
Greater than 1 to 3 years	144	7.31	18	7.00	8,839	6.23	—	—	600	6.00	12,266	11.10
Greater than 3 to 5 years	2,026	4.52	90	6.50	10,584	7.00	—	—	—	—	30,229	10.52
Greater than 5 to 10 years	10,066	5.39	2,560	7.08	27,477	6.83	1,742	4.78	1,746	6.25	6,979	8.36
Greater than 10 to 20 years	74,693	5.30	4,365	7.20	4,244	6.32	1,013	5.27	—	—	2,957	8.49
More than 20 years	216,605	5.40	1,008	6.52	121	7.25	11,384	5.09	—	—	2,161	8.43

Total	$303,544		$8,042		$57,178		$14,275		$2,577		$57,893

	Home Equity		Land		Commercial		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At December 31, 2004				(Dollars in Thousands)
1 year or less	$—	—%	$546	6.25%	$941	6.48%	$11,079	7.15%
Greater than 1 to 3 years	923	6.12	7	7.00	1,409	8.32	24,206	8.82
Greater than 3 to 5 years	752	7.07	66	6.31	910	7.10	44,657	9.27
Greater than 5 to 10 years	2,557	7.02	209	6.45	451	6.69	53,787	6.69
Greater than 10 to 20 years	24,597	6.36	8,368	5.76	—	—	120,237	5.33
More than 20 years	31,248	5.27	2,882	5.56	—	—	265,409	5.34

Total	$60,077		$12,078		$3,711		$519,375

(1)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

6.

The following schedule illustrates the interest rate sensitivity of Atlantic Coast Federal’s loan portfolio at December 31, 2004. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not include scheduled payments or potential prepayments.

				Construction
	One- to Four-		Commercial –	One-to-four-	Construction
	Family	Multi-Family	Real Estate	family	Commercial	Consumer	Home Equity	Land	Commercial	Total
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
					(In Thousands)
1 year or less (1)	$10,010	$2,980	$16,391	$247	$2,577	$3,851	$44,613	$3,010	$972	$84,651
Greater than 1 to 3 years	40,612	2,581	12,397	1,232	—	13,929	7,694	1,463	1,829	81,737
Greater than 3 to 5 years	123,190	407	12,795	2,647	—	30,217	576	3,785	910	174,527
Greater than 5 to 10 years	21,291	1,593	14,270	5,139	—	6,588	1,067	866	—	50,814
Greater than 10 to 20 years	61,115	481	1,325	1,438	—	2,925	5,014	2,748	—	75,046
More than 20 years	47,326	—	—	3,572	—	383	1,113	206	—	52,600

Total	$303,544	$8,042	$57,178	$14,275	$2,577	$57,893	$60,077	$12,078	$3,711	$519,375

(1)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows repricing dates greater than one year.

7.

     Of the $519.4 million in total loans at December 31, 2004, approximately $240.2 million have fixed rates of interest and approximately $279.2 million have adjustable rates of interest.

     One- to Four-Family Residential Lending. At December 31, 2004, one-to four-family residential mortgage loans totaled $303.5 million, or 58.4%, of our gross loan portfolio. We generally underwrite our one-to-four-family loans based on the applicant’s employment, income, credit history and the appraised value of the subject property. Presently, we generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%. For high credit worthy loans, we may extend this ratio to 85%. Properties securing our one-to-four-family loans are generally appraised by independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. We currently originate one- to four-family mortgage loans on a fixed-rate and adjustable-rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable-rate loans are tied to a variety of indices including a rate based on U. S. Treasury securities adjusted to a constant maturity of one year. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our home mortgages are structured with a five to thirty-five year maturity, with amortizations up to a 35-year period. Substantially all of our one- to-four family loans originated or purchased are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area.

     We also originate residential construction loans as part of our residential loan programs. These loans are generally made for the construction of pre-sold builder homes as well as to individual borrowers. Loans made to builders are usually limited to approximately five homes at any one time. We generally limit construction loans to no more than an 80% loan to value ratio upon completion. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%. For exceptionally high credit worthy loans, we may extend this ratio to 85%. At December 31, 2004, we had $14.3 in residential construction loans.

     All of our residential real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws. The loans originated or purchased by us are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines. We sell approximately 10% to 30% of our loans to investors on the secondary market to fulfill customer demand for product that does not fit in our portfolio strategy.

     Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At December 31, 2004, multi-family residential loans totaled $8.0 million, or 1.6% of our gross loan portfolio.

8.

     Our multi-family residential loans are generally originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one-year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize over a period of up to 30 years. These loans are secured by properties located in southeastern Georgia and the Jacksonville metropolitan area. We use mortgage bankers and brokers to originate these loans as well as through our staff. We retain some of the multi-family loans we originate, while selling participations in others to manage our exposure to any one borrower. We also finance the construction of multi-family residences using similar underwriting standards.

     Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

     We also make multi-family construction loans. However, at December 31, 2004, there were no multi-family loans in the portfolio that consisted of construction loans. These loans would be made under the same general guidelines as permanent multi-family loans.

     Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “ Asset Quality – Non-Performing Assets.”

     Home-Equity Lending. We currently originate both fixed-term equity loans and open-ended home equity lines of credit. At December 31, 2004, our portfolio totaled $60.1 million, or 11.6%, of our gross loan portfolio. We generally underwrite our one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the appraised value less any prior liens. For highly credit worthy borrowers we may lend up to 100% of the appraised value less any prior liens. This ratio may be reduced in accordance to our guidelines given the risk and credit profile of the borrower. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors or by a qualified asset valuation model. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

9.

     Our home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest. All home equity loans have a maximum draw period of 10 years with a repayment period of 10 years following such draw period. We currently retain these loans in our portfolio.

     Commercial Real Estate Lending. We offer commercial real estate loans for both permanent financing and construction. These loans are typically secured primarily by small retail establishments, rental properties, storage facilities, and small office buildings located in our primary market area. At December 31, 2004, permanent commercial real estate loans totaled $57.2 million, or 11.0%, of our gross loan portfolio and commercial construction loans totaled $2.6 million or 0.5% of our gross loan portfolio. We generally originate commercial construction loans to finance the construction of retail stores, fast food outlets and small office buildings. Our largest commercial real estate loan at December 31, 2004, was a $3.8 million loan secured by a retail strip center.

     We originate both fixed-rate and adjustable-rate commercial real estate loans. The interest rate on adjustable- rate loans is tied to a variety of indices, including a rate based on the constant maturity of one-year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed-rate of interest for either three or five years, which then converts to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 30 years, generally have maturities of up to 10 years and carry pre-payment penalties.

     Loans secured by commercial real estate are underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state-licensed fee appraisers approved by the board of directors. The majority of the properties securing our commercial real estate loans are located in our market area.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality – Non-Performing Loans.”

10.

     Consumer Loans. We currently offer a variety of consumer loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2004, our consumer loan portfolio, exclusive of automobile loans, totaled $25.9 million, or 5.0%, of our gross loan portfolio. In recent years, our consumer loans, as a percentage of our loan portfolio, has continued to decrease as we have emphasized our real estate loan products.

     The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $31.4 million at December 31, 2004, or 6.2%, of our gross loan portfolio at December 31, 2004. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

     Consumer loans may entail greater risk than do one- to- four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Land Loans. We offer land loan financing to credit worthy borrowers who can support the debt service. Generally, these loans have adjustable rates and carry a higher rate of interest than do residential permanent loans. At December 31, 2004, our land loan portfolio totaled $12.1 million, or 2.33% of our gross loan portfolio. We generally underwrite land loans based on the applicant’s employment, income, credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price. Over the last five years our land loans have increased from .36% to 2.33% of our gross loan portfolio. This growth is attributed to the generally high real estate demand in our market of northeast Florida.

Loan Originations, Purchases and Sales

     We originate loans through our branch network, the internet and our call center. Referrals from our current customer base, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We also purchase loans, principally one–to-four–family residential mortgages, in the form of whole loans as well as participation interests, for interest rate risk management and portfolio diversification. In addition, we sell participations interests in some of our larger real estate loans.

11.

Asset Quality

     When a borrower fails to make a timely payment on a loan, contact is made initially in the form of a reminder letter sent at either 10 or 15 days, depending on the term of the loan agreement in the case of a commercial or consumer loan, or 15 days for other loans past due. If a response is not received within a reasonable period of time contact by telephone is made in an attempt to determine the reason for the delinquency and to request payment of the delinquent amount in full or establishment of an acceptable repayment plan to bring the loan current. If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured non-real estate loans and small claims or legal action for unsecured loans. Regarding real estate collateralized loans, a letter of intent to foreclose is sent to the borrower when an agreement for an acceptable repayment plan is not agreed upon. The letter of intent to foreclose allows the borrower up to 10 days to bring the account current. Once the loan becomes 75 days delinquent, and if an acceptable repayment plan has not been agreed upon, foreclosure action is initiated on the loan.

     Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. Contractually, third-party servicers are required to adhere to collection policies no less stringent than our policies. However, we track each purchased loan individually to ensure full payments are received as scheduled. Each month, third party servicers are required to provide delinquent loan status reports to our loan operations department, which are included in the month-end delinquent real estate report to management.

     Delinquent Loans. The following table sets forth our loans delinquent 60-to-89 days and over 89 days past due by type, number, amount and percentage of type at December 31, 2004.

		Loans Delinquent For:			Total
	60-89 Days		90 Days or More		Delinquent Loans
		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans
			(Dollars in Thousands)
One- to four-family	7	$1,199	14	$1,931	21	$3,130
Multi-family	—	—	—	—	—	—
Commercial	—	—	4	3,271	4	3,271
Construction-one-to four-family	—	—	—	—	—	—
Construction-multi-family	—	—	—	—	—	—
Construction-commercial	—	—	—	—	—	—

Other:
Consumer	26	252	56	290	82	542
Home equity	—	—	—	—	—	—
Commercial	—	—	2	1,166	2	1,166

Total	33	$1,451	76	$6,658	109	$8,109

Delinquent loans to total gross loans		0.28%		1.28%		1.56%

12.

     Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. At December 31, 2004, we had no loans delinquent 90 days or more that were accruing interest. For the year ending December 31, 2004, contractual gross interest income of $466,919 would have been recorded on non-performing loans if those loans had been current. Interest in the amount of $12,165 was included in income during 2004 on such loans. At December 31, 2004, the amount of the allowance for loan losses allocated to total non-performing loans was approximately $1.0 million.

     Foreclosed assets consist of real estate and other assets, which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

13.

			At December 31,
	2004	2003	2002	2001	2000
		(Dollars in Thousands)
Nonaccrual loans:
One- to four-family real estate	$1,931	$465	$365	$54	$133
Multi-family real estate	—	—	—	—	—
Commercial real estate	3,271	5,670	—	—	—
Construction-one-to four-family	—	—	—	153	—
Construction-multi-family	—	—	—	—	—
Construction-commercial	—	—	—	—	—
Consumer	290	267	868	984	796
Home equity	—	—	—	5	—
Land	—	—	—	—	—
Commercial	1,166	1,165	1,664	—	—

Total	6,658	7,567	2,897	1,196	929

Accruing delinquent 90 days or more:
One- to four-family real estate	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction-one-to four-family	—	—	—	—	—
Construction-multi-family	—	—	—	—	—
Construction-commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—
Land	—	—	—	—	—
Commercial	—	—	—	—	—

Total	—	—	—	—	—

Total non-performing loans	6,658	7,567	2,897	1,196	929
Foreclosed assets	323	1,079	1,141	475	211

Total non-performing assets	$6,981	$8,646	$4,038	$1,671	$1,140

Non-performing loans to total loans	1.28%	1.72%	0.75%	0.35%	0.32%

Non-performing assets to total assets	1.09%	1.73%	0.90%	0.44%	0.34%

     Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectable” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

14.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 11.3% of our equity capital and 1.8% of our total assets at December 31, 2004.

     The aggregate amount of our classified loans at the dates indicated were as follows:

	At December 31,
	2004	2003
	(In Thousands)
Loss	$—	$—
Doubtful	2,670	403
Substandard	8,464	13,884

Total	$11,134	$14,287

     At December 31, 2004, $8.5 million of our classified loans were impaired, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114 Accounting by Creditors for Impairment of a Loan. At December 31, 2004, $4.6 million of the loans classified as “substandard” and $2.0 million of the loans classified as “doubtful” are included under non-performing assets in the previous table. We classify loans as special mention when it is determined that a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms. At December 31, 2004 and 2003, special mention loans were $3.9 million and $5.7 million, respectively. One loan for $946,000, classified as special mention as of December 31, 2004, was non-performing.

15.

     Allowance for Loan Losses. We maintain an allowance for loan losses to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses incurred in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans. The allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

     The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that a specifically identifiable problem credit or portfolio segment as of the evaluation date evidences any of these conditions, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where a specifically identifiable problem credit or portfolio segment as of the evaluation date does not evidence any of these conditions, management’s evaluation of the loss related to this condition is reflected in the general allowance.

     Management also evaluates the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in our market area. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Atlantic Coast Federal will be unable to collect all amounts due according to the terms of the loan agreement, Atlantic Coast Federal determines impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

16.

     Because the allowance for loan losses is based on estimates of probable incurred losses in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses in the loan portfolio on a quarterly basis, we are able to adjust specific and general loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the OTS and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Atlantic Coast Federal.

     At December 31, 2004, our allowance for loan losses was $4.0 million or 0.76% of the total loan portfolio and 59.4% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2004.

17.

     The following table sets forth an analysis of our allowance for loan losses.

		Year Ended December 31
	2004	2003	2002	2001	2000
		(Dollars in Thousands)
Balance at beginning of period	$6,593	$4,692	$3,766	$3,642	$4,306

Charge-offs:
One-to four-family real estate	78	300	500	38	28
Multi-family real estate	—	—	—	—	—
Commercial real estate	4,637	—	—	—	—
Construction-one-to-four-family	—	—	—	—	—
Construction multi-family	—	—	—	—	—
Construction-commercial	—	—	—	—	—
Consumer	1,642	2,259	2,752	2,772	2,965
Home equity	63	25	—	—	—
Land	—	—	—	—	—
Commercial	—	664	251	—	—

Total charge-offs	6,420	3,248	3,503	2,810	2,993

Recoveries:
One-to four-family real estate	7	86	1	3	13
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction-one-to-four-family	—	—	—	—	—
Construction multi-family	—	—	—	—	—
Construction-commercial	—	—	—	—	—
Consumer	790	823	745	850	616
Home equity	11	2	—	—	—
Land	—	—	—	—	—
Commercial	—	—	—	—	—

Total recoveries	808	911	746	853	629

Net charge-offs	5,612	2,337	2,757	1,957	2,364

Provision for loan losses	2,975	4,238	3,683	2,081	1,700

Balance at end of period	$3,956	$6,593	$4,692	$3,766	$3,642

Net charge-offs to average loans during this period (1)	1.16. %	0.57%	0.76%	0.65%	0.84%

Net charge-offs to average non-performing loans during this period	122.10%	30.88%	95.17%	163.63%	254.47%

Allowance for loan losses to non performing loans	59.42%	87.13%	161.96%	314.88%	392.03%

Allowance as a % of total loans (end of period)(1)	0.76%	1.49%	1.22%	1.12%	1.25%

(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts

18.

     The distribution of the allowance for loan losses on loans at the dates indicated is summarized as follows.

	At December 31,
	2004			2003			2002
			Percent			Percent of
			of Loans			Loans in			Percent of
			in Each			Each			Loans in
		Loan	Category			Category			Each
	Amount of Loan	Amounts by	to Total	Amount of Loan Loss	Loan Amounts	to Total	Amount of Loan	Loan Amounts	Category to
	Loss Allowance	Category	Loans	Allowance	by Category	Loans	Loss Allowance	by Category	Total Loans
				(Dollars in Thousands)
One- to four-family	$494	$303,544	58.44%	$281	$236,959	53.73%	$55	$177,295	46.13%
Multi-family	32	8,042	1.55	26	7,839	1.78	15	8,727	2.27
Commercial- real estate	1,404	57,178	11.01	3,622	56,228	12.75	389	36,161	9.41
Construction - one-to-four-family	71	14,275	2.75	—	11,913	2.70	—	7,552	1.97
Construction - multi-family	—	—	0.00	250	3,802	0.86	53	3,078	0.80
Construction – commercial	179	2,577	0.50	799	14,861	3.37	198	19,897	5.18
Consumer	1,227	57,893	11.14	1,328	60,925	13.81	2,642	88,071	22.92
Home equity	332	60,077	11.56	45	39,217	8.89	512	32,645	8.50
Land	—	12,078	2.33	—	5,729	1.30	—	2,775	0.72
Commercial	217	3,711	0.72	240	3,553	0.81	828	8,065	2.10
Unallocated	—	—	0.00	2	—	0.00	—	—	0.00

Total	$3,956	$519,375	100.00%	$6,593	$441,026	100.00%	$4,692	$384,266	100.00%

	2001			2000
			Percent			Percent of
			of Loans			Loans in
			in Each			Each
		Loan	Category			Category
	Amount of Loan	Amounts by	to Total	Amount of Loan Loss	Loan Amounts	to Total
	Loss Allowance	Category	Loans	Allowance	by Category	Loans
			(Dollars in Thousands)
One- to four-family	$35	$150,139	44.54%	$77	$122,456	41.98%
Multi-family	21	4,056	1.20	—	—	0.00
Commercial- real estate	135	14,537	4.31	5	1,270	0.44
Construction - one-to-four-family	—	10,456	3.10	—	—	0.00
Construction - multi-family	171	3,600	1.07	—	—	0.00
Construction – commercial	39	3,933	1.17	—	343	0.12
Consumer	3,220	114,060	34.41	3,524	139,475	47.81
Home equity	21	30,778	9.13	16	27,092	9.29
Land	—	2,047	0.61	—		0.00
Commercial	39	3,478	0.46	20	1,036	0.36
Unallocated	85	—	0.00	—	—	0.00

Total	$3,766	$337,084	100.00%	$3,642	$291,672	100.00%

19.

Investment Activities

     General. We are required by federal regulations to maintain an amount of liquid assets, such as cash and short-term securities, for the purposes of meeting our operational needs. We are also permitted to make certain other securities investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments.” Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

     We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and government sponsored enterprises, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly. See “How We Are Regulated - Atlantic Coast Federal” for a discussion of additional restrictions on our investment activities.

     Our board of directors has adopted an investment policy which governs the nature and extent of our investment activities, and the responsibilities of management and the board. Investment activities are directed by the Treasurer and Chief Financial Officer in coordination with our asset/liability committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

     The current structure of our investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and maximizes earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.”

     Investment Securities. We invest in investment securities, for example United States government sponsored enterprises and state and municipal obligations, as part of our asset liability management strategy. All such securities are classified as available for sale.

     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity.

20.

     The following table sets forth the composition of our securities portfolio and other earning assets at the dates indicated.

	At December 31,
	2004		2003		2002
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
			(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises	$20,853	39.07%	$7,473	28.70%	$7,968	27.86%
State and municipal	11,930	22.36	15,201	58.38	5,139	17.97
Mortgage-backed securities	10,603	19.87	1,312	5.04	2,486	8.69
Corporate commercial paper	9,967	18.68	—	—	—	—
Mutual funds	10	0.02	2,053	7.88	13,006	45.48

Total	$53,363	100.00%	$26,039	100.00%	$28,599	100.00%

Other earning assets:
Interest-earning deposits with banks	$18,286	50.10%	$2,304	39.14%	$7,240	67.79%
Securities purchased under agreements to resell	11,800	32.33	—	—	—	—
FHLB stock	5,511	15.10	3,082	52.36	2,305	21.58
Other investments	900	2.47	500	8.50	1,135	10.63

Total	$36,497	100.00%	$5,886	100.00%	$10,680	100.00%

21.

     The composition and maturities of the debt securities portfolio, as of December 31, 2004, are as follows:

	At December 31, 2004
	Less Than		5 to 10	Over 10
	1 Year	1 to 5 Years	Years	Years	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized
	Cost	Cost	Cost	Cost	Cost	Fair Value
			(Dollars in Thousands)
Government-sponsored enterprises	$3,000	$17,000	$—	$963	$20,963	$20,853
State and municipal	6,489	5,433	—	—	11,922	11,930
Mortgage-backed securities	—	—	—	10,664	10,664	10,603
Corporate commercial paper	9,986	—	—	—	9,986	9,967

Total investment securities	$19,475	$22,433	$—	$11,627	$53,535	$53,353

Weighted average yield	1.90%	2.46%	—	4.67%	2.72%	2.72%

22.

Sources of Funds

     General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

     Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid attractive rates on our deposit accounts. We primarily rely on premium pricing policies, marketing and customer service to attract and retain these deposits. We also purchase time deposit accounts from brokers at costs and terms which are comparable to time deposits originated in our branch offices.

     The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits to be consistent with our asset/liability management, liquidity and profitability objectives. We consider numerous factors including (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by competitors in our markets for similar deposit products; (3) our current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank(FHLB). Interest rates are reviewed by senior management weekly. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2004			2003			2002
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
				(Dollars in Thousands)
Deposit type:
Non-interest bearing demand	$34,799	7.99%	—%	$28,865	7.36%	—%	$23,666	6.55%	—%
Savings	67,506	15.49	0.45	76,721	19.56	0.81	75,096	20.80	1.41
Interest bearing demand	30,582	7.02	1.22	13,907	3.54	0.85	13,582	3.75	1.46
Money market demand	56,753	13.03	2.00	60,275	15.37	1.20	39,559	10.96	1.69

Total transaction accounts	189,640	43.53	0.96	179,768	45.83	0.81	151,773	42.06	1.27

Certificates of deposit	246,042	56.47	2.98	212,488	54.17	3.19	209,107	57.94	4.03

Total deposits	$435,682	100.00%	2.10%	$392,256	100.00%	2.10%	$360,880	100.00%	2.87%

23.

     As of December 31, 2004, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $86.9 million. The following table sets forth the maturity of those certificates as of December 31, 2004.

At
December 31,
Maturity Period	2004
(Dollars In Thousands)
Three months or less	$13,839
Over three months through six months	12,527
Over six months through one year	17,848
Over one year to three years	30,200
Over three years	12,493

Total	$86,907

     Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to purchase loans or to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Atlanta. See Note 8 of the Notes to Consolidated Financial Statements.

     We may obtain advances from the FHLB of Atlanta upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2004, we had $100.3 million in Federal Home Loan Bank advances outstanding.

     The following table sets forth information as to our FHLB advances for the periods indicated.

	Years Ended December 31,
	2004	2003	2002
	(Dollars In Thousands)
Average balance outstanding	$87,390	$47,083	$41,177

Maximum month-end balance	$100,314	$61,629	$46,100

Balance at end of period	$100,314	$60,971	$45,443

Weighted average interest rate during the period	4.26%	4.80%	5.07%

Weighted average interest rate at end of period	3.67%	4.27%	4.91%

24.

Subsidiary and Other Activities

     At December 31, 2004, Atlantic Coast Federal Corporation did not have any subsidiaries other than Atlantic Coast Federal. The activities of First Community Financial Services, a subsidiary of Atlantic Coast Federal, were consolidated into Atlantic Coast Federal in the fourth quarter of 2003.

How We Are Regulated

     Set forth below is a brief description of certain laws and regulations, which are applicable to Atlantic Coast Federal Corporation and Atlantic Coast Federal. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect the operations of Atlantic Coast Federal Corporation and Atlantic Coast Federal. In addition, the regulations governing Atlantic Coast Federal Corporation and Atlantic Coast Federal may be amended from time to time by the Office of Thrift Supervision (OTS). Any such legislation or regulatory changes in the future could adversely affect Atlantic Coast Federal Corporation or Atlantic Coast Federal. No assurance can be given as to whether or in what form any such changes may occur.

     General. Atlantic Coast Federal, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. Atlantic Coast Federal also is subject to regulation by the Federal Deposit Insurance Corporation (FDIC), which insures the deposits of Atlantic Coast Federal to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders. The OTS regularly examines Atlantic Coast Federal and prepares reports for the consideration of Atlantic Coast Federal’s board of directors on any deficiencies that it may find in Atlantic Coast Federal’s operations. Atlantic Coast Federal’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Atlantic Coast Federal’s mortgage documents. Any change in such regulations, whether by the FDIC, the OTS, or Congress, could have a material adverse impact on Atlantic Coast Federal Corporation and Atlantic Coast Federal and their operations.

25.

Atlantic Coast Federal Corporation

     General. Atlantic Coast Federal Corporation is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners’ Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Atlantic Coast Federal Corporation and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Atlantic Coast Federal. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Atlantic Coast Federal Corporation.

     Activities Restrictions. Atlantic Coast Federal Corporation and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.

     If Atlantic Coast Federal fails the qualified thrift lender test, Atlantic Coast Federal Corporation must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See “- Qualified Thrift Lender Test.”

     Mergers and Acquisitions. Atlantic Coast Federal Corporation must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Atlantic Coast Federal Corporation to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of Atlantic Coast Federal Corporation and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

26.

     Waivers of Dividends by Atlantic Coast Federal Corporation. OTS regulations require Atlantic Coast Federal, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Atlantic Coast Federal Corporation. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association and its stock holding company; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

     We anticipate that Atlantic Coast Federal, MHC will waive dividends paid by Atlantic Coast Federal Corporation, if any. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Atlantic Coast Federal, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Atlantic Coast Federal, MHC converts to stock form.

     Conversion of Atlantic Coast Federal, MHC to Stock Form. The OTS regulations permit Atlantic Coast Federal, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Atlantic Coast Federal Corporation (the “New Holding Company”), Atlantic Coast Federal, MHC’s corporate existence would end, and certain depositors of Atlantic Coast Federal would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Atlantic Coast Federal, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Atlantic Coast Federal Corporation immediately prior to the Conversation Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by Atlantic Coast Federal, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), if Atlantic Coast Federal, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

27.

     A Conversion Transaction requires the approval of the OTS as well as a majority of the votes eligible to be cast by the members of Atlantic Coast Federal Corporation and a majority of the votes eligible to be cast by the stockholders of Atlantic Coast Federal Corporation other than Atlantic Coast Federal Corporation.

Atlantic Coast Federal

     The OTS has extensive authority over the operations of savings institutions. As part of this authority, Atlantic Coast Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require Atlantic Coast Federal to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution’s total assets, to fund the operations of the OTS.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Atlantic Coast Federal and Atlantic Coast Federal Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of Atlantic Coast Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. Atlantic Coast Federal is in compliance with the noted restrictions.

     Atlantic Coast Federal’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2004, Atlantic Coast Federal’s lending limit under this restriction was $10.7 million. Atlantic Coast Federal is in compliance with the loans-to-one-borrower limitation.

28.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution, which fails to comply with these standards, must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

     Atlantic Coast Federal is a member of the Savings Association Insurance Fund (SAIF), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

29.

     Since January 1, 1997, the premium schedule for Bank Insurance Fund (BIF) and SAIF-insured institutions has ranged from 0 to 27 basis points. However, SAIF- and BIF- insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

     Federally insured savings institutions, such as Atlantic Coast Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Atlantic Coast Federal meets the requirements to be considered adequately capitalized, as well as those required to be well capitalized. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2004, Atlantic Coast Federal had $3.1 million of intangible assets consisting of goodwill of $2.7 million and net core deposit intangible of $391,000.

     At December 31, 2004, Atlantic Coast Federal had tangible capital of $67.5 million, or 10.9% of adjusted total assets, which is approximately $58.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2004, Atlantic Coast Federal had $3.1 million of intangibles, which were subject to these tests. At December 31, 2004, Atlantic Coast Federal had core capital equal to $67.5 million, or 10.9% of adjusted total assets, which is $42.8 million above the minimum requirement of 4.0% in effect on that date.

30.

     The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets (“Tier 1”). At December 31, 2004, Atlantic Coast Federal had Tier 1 risk-based capital of $70.1 or 15.8% of risk-weighted assets, which is approximately $50.4 million above the minimum on such date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On December 31, 2004, Atlantic Coast Federal had total risk-based capital of $70.1 million and risk-weighted assets of $425.9 million; or total capital of 16.4% of risk-weighted assets. This amount was $35.9 million above the 8.0% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

31.

     Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS on and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on Atlantic Coast Federal may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

     OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as Atlantic Coast Federal, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Atlantic Coast Federal may pay dividends to Atlantic Coast Federal Corporation in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See “- Regulatory Capital Requirements.”

32.

Liquidity

     All savings institutions, including Atlantic Coast Federal, are required to maintain sufficient liquidity to ensure a safe and sound operation.

Qualified Thrift Lender Test

     All savings institutions, including Atlantic Coast Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2004, Atlantic Coast Federal was in compliance with the test.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter or become subject to the restrictions applicable to national banks, unless it re-qualifies as a qualified thrift lender within one year of failure and thereafter remains a qualified thrift lender. If such an institution has not yet re-qualified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not re-qualified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Community Reinvestment Act

     Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of Atlantic Coast Federal, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Atlantic Coast Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community

33.

Reinvestment Act in the past few years, Atlantic Coast Federal may be required to devote additional funds for investment and lending in its local community. Atlantic Coast Federal was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

Transactions with Affiliates

     Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital. Affiliates of Atlantic Coast Federal include Atlantic Coast Federal Corporation and any company, which is under common control with Atlantic Coast Federal. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

     In addition, the OTS regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Privacy requirements of the GLBA

     The Gramm-Leach-Bliley Act of 1999, provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act of 1999 requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institutions’ privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal information with unaffiliated third parties.

34.

Anti-Money Laundering

     On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA Patriot Act”). The USA Patriot Act significantly expands the responsibilities of financial institutions, including savings banks, in preventing the use of the U.S. financial system to fund terrorist activates. Title III of the USA Patriot Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial instructions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Federal Securities Law

     The stock of Atlantic Coast Federal Corporation is registered with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended. Atlantic Coast Federal Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

     Atlantic Coast Federal Corporation stock held by persons who are affiliates of Atlantic Coast Federal Corporation may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If Atlantic Coast Federal Corporation meets specified current public information requirements, each affiliate of Atlantic Coast Federal Corporation will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002, in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including Atlantic Coast Federal Corporation.

35.

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2004, Atlantic Coast Federal was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     Atlantic Coast Federal is a member of the Federal Home Loan Bank of Atlanta, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank (FHLB) serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Atlantic Coast Federal is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2004, Atlantic Coast Federal had $5.5 million in FHLB stock, which was in compliance with this requirement. In past years, Atlantic Coast Federal has received substantial dividends on its FHLB stock. Atlantic Coast Federal received dividends of $154,338 for the fiscal year ended December 31, 2004. Over the past two fiscal years such dividends have averaged 3.65% and were 3.51% for the fiscal year ended December 31, 2004.

36.

     Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Atlantic Coast Federal’s FHLB stock may result in a corresponding reduction in Atlantic Coast Federal’s capital.

Competition

     We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. We also face competition from other lenders and investors with respect to loans that we purchase.

     We attract the majority of our deposits through our branch and ATM network. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2004, we believe that we held 1.93% of the deposits in our primary market areas.

Employees

     At December 31, 2004, we had a total of 177 employees, including 22 part-time employees. Our employees are not represented by any collective bargaining group.

Available Information

     The Company makes available financial information, news releases and other information on the Company’s Web site at www.acfederal.net. There is a link to obtain all filings made by the Company with the Securities and Exchange Commission including the Company’s annual reports on Form 10-K, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The reports or amendments are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders of record may also contact Corporate Communications, Inc., 523 Third Avenue South, Nashville, Tennessee, 37210 or call (615)-254-3376 to obtain a copy of these reports without charge.

37.

Item 2. Properties

     At December 31, 2004, Atlantic Coast Federal had 12-full-service offices and one drive-up facility and three office condominiums. Atlantic Coast Federal owns all locations except the site located at 363-6 Atlantic Blvd., Atlantic Beach, FL and the one office condominium in Perimeter Park, unit #1004. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $9.9 million at December 31, 2004.

     The following table provides a list of our main and branch offices.

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date	December 31, 2004
			(In Thousands)
HOME AND EXECUTIVE OFFICE AND MAIN BRANCH 505 Haines Avenue Waycross, GA 31501	Owned	—	$1,400.1

MORTGAGE PROCESSING OFFICES 8833 Perimeter Park Blvd., #802 & #804 Jacksonville, FL 32216	Owned	—	307.6

8833 Perimeter Park Blvd., #1004 Jacksonville, FL 32216	Leased	May 2005	—

BRANCH OFFICES: Drive-up Facility 400 Haines Avenue Waycross, GA 31501	Owned	—	100.3

2110 Memorial Drive Waycross, GA 31501	Owned	—	499.2

1390 South Gaskin Avenue Douglas, GA 31533	Owned	—	727.6

213 Hwy 80 West Garden City, GA 31408	Owned	—	313.0

10328 Deerwood Park Blvd. Jacksonville, FL 32256	Owned	—	1,109.8

8048 Normandy Blvd. Jacksonville, FL 32221	Owned	—	1,204.6

1970 Solomon Street Orange Park, FL 32073	Owned	—	175.7

463 West Duval Street Lake City, FL 32055	Owned	—	156.3

930 University Avenue, North Jacksonville, FL 32211	Owned	—	1,192.2

1700 South Third Street Jacksonville Beach, FL 32200	Owned	—	1,572.0

363-6 Atlantic Blvd. Atlantic Beach, FL 32233	Leased	June 2005	35.5

715 Centre Street Fernandina Beach, FL 32034	Owned	—	1,193.6

38.

     Atlantic Coast Federal continuously reviews its branch locations in order to improve the visibility and accessibility of the locations. Atlantic Coast Federal is considering relocation of two offices in 2005, the Orange Park location and the Atlantic Beach location. We are also considering expanding our branch network in high growth areas. St. Johns County in Florida is one of the regions that fits this criteria and, consequently, as of December 31, 2004, we entered into a commitment to purchase a one- acre site in the northwest region of the county. This commitment is subject to completion of our due diligence.

     Atlantic Coast Federal has determined that there is a large potential for growth in the metropolitan Jacksonville area. To manage this growth as well as the current customer base, Atlantic Coast Federal is considering establishing a regional administration center in the Jacksonville area. As an interim step, Atlantic Coast Federal will lease office space for three years while a permanent location for the regional center can be successfully determined. The regional center will also contain the mortgage department, currently located in Perimeter Park, and various management positions that are currently located in Waycross, Georgia and various branch locations.

     Atlantic Coast Federal uses an in-house data processing system, with support provided by Open Solutions, a third-party vendor to maintain our database of depositor and borrower customer information. The net book value of our data processing and computer equipment at December 31, 2004, was approximately $527,000.

Item 3. Legal Proceedings

     From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of this litigation. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

39.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders’ Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the NASDAQ National Market under the symbol “ACFC.” As of December 31, 2004, there were 14,547,500 shares of common stock issued, and we had approximately 565 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

     Any dividend payments by Atlantic Coast Federal Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Federal. Under OTS regulations, the dollar amount of dividends that Atlantic Coast Federal may pay is dependent upon its capital position and recent earnings. Generally, if Atlantic Coast Federal satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OTS regulations. See Business -“How We Are Regulated-Limitations on Dividends and Other Capital Distributions”. Atlantic Coast Federal may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount prescribed by the OTS for adequately capitalized institutions.

     The following table sets forth the market price range of, and dividends paid on, the Company’s common stock for the year ended December 31, 2004. The Company began trading on the NASDAQ National Market on October 5, 2004. Accordingly, no information prior to this date is available. The following information was provided by the NASDAQ:

Fiscal 2004	High	Low	Dividends
October 5 – December 31	$14.91	$11.75	None

     Use of Proceeds. On October 4, 2004, the Company completed a minority offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

1.	The effective date of the registration statement on Form S-1, as amended, (File No. 333-113923) was August 12, 2004.

2.	The offering of the securities was not underwritten. Friedman Billings Ramsey acted as a marketing agent.

3.	The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 5,819,000 shares at an offering price of $10.00 per share. The offering terminated on September 16, 2004 with the sale of 5,819,000 shares at a price of $10.00 per share. In addition to the 5,819,000 shares issued to eligible depositors, the Company issued 8,728,500 additional shares to Atlantic Coast Federal MHC. As a result of the offering, purchasers in the offering own 40.0% of Atlantic Coast Federal Corporation’s common stock, and Atlantic Coast Federal, MHC owns 60.0%.

40.

4.	The total offering expenses incurred by the Company were approximately $1.9 million, none of which were paid directly or indirectly to directors or officers of the Company or their associates or any shareholder. A breakdown of the fees by type is as follows (dollars in thousands):

Legal and accounting	$830
Marketing agent commission and expenses	500
Other fees	570

Total Fees	$1,900

5.	Gross proceeds of the offering were $58.2 million. The Company loaned $4.7 million to its Employee Stock Ownership Plan to purchase stock in the offering and incurred $1.9 million of expenses associated with the offering resulting in net proceeds of $51.7 million. Approximately one-half of the proceeds were invested in the Atlantic Coast Federal, and the remaining amount was retained by the Company and invested in various interest earning assets. These uses of proceeds do not represent a material change in the use of proceeds described in the Company’s prospectus dated August 12, 2004.

Item 6. Selected Financial Data

     The following is a summary of selected consolidated financial data of Atlantic Coast Federal Corporation at and for the dates indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Selected Consolidated Balance Sheet Data:
Total assets	$637,678	$498,417	$447,721	$376,862	$334,231
Cash and cash equivalents	25,708	8,996	13,975	10,666	15,589
Securities available-for-sale	53,363	26,039	28,599	13,670	12,923
Loans receivable, net	517,711	435,622	379,778	333,656	287,907
FHLB stock	5,511	3,082	2,305	1,729	1,286
Deposits	435,682	392,256	360,880	305,541	274,513
Total borrowings	100,314	60,971	45,443	32,757	25,071
Total stockholders’ equity	98,700	43,218	38,924	35,694	33,380

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Selected Consolidated Statement of Income Data:
Total interest income	$31,772	$31,212	$30,813	$29,136	$27,013
Total interest expense	11,916	11,781	13,035	15,221	13,551

Net interest income	19,856	19,431	17,778	13,915	13,462
Provision for loan losses	2,975	4,238	3,683	2,081	1,700

Net interest income after provision for loan losses	16,881	15,193	14,095	11,834	11,762
Noninterest income	5,322	7,533	5,388	4,009	3,734
Noninterest expense	17,256	15,911	14,711	12,357	11,984

Income before income taxes	4,947	6,815	4,772	3,486	3,512

Income tax expense (benefit)(1), 2)	1,755	2,398	1,585	1,290	(2,062)

Net income(2),	$3,192	$4,417	$3,187	$2,196	$5,574

Earnings per share
Basic and diluted	$.32	$.51	$—	$—	$—

41.

Item 6. Selected Financial Data, continued

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Consolidated Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.55%	0.91%	0.76%	0.61%	1.68%
Return on equity (ratio of net income to average equity)	5.87%	10.77%	8.49%	6.38%	20.46%

Interest rate spread information:
Average during period	3.23%	4.06%	4.06%	3.79%	3.43%
Net interest margin(3)	3.59%	4.30%	4.45%	4.05%	4.31%
Ratio of operating expense to average total assets	2.95%	3.28%	3.50%	3.43%	3.62%
Efficiency ratio(4)	68.54%	59.01%	63.50%	68.94%	69.69%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.63%	109.27%	112.03%	105.90%	120.35%

Asset quality ratios:
Non-performing assets to total assets at end of period	1.09%	1.73%	0.90%	0.44%	0.34%
Allowance for loan losses to non performing loans	59.42%	87.13%	161.96%	314.88%	392.03%
Allowance for loan losses to total Loans	0.76%	1.49%	1.22%	1.12%	1.25%
Net charge-offs to average outstanding loans	1.16%	0.57%	0.76%	0.65%	0.84%
Non-performing loans to total Loans	1.28%	1.72%	0.75%	0.35%	0.32%

Capital Ratios:
Equity to total assets at end of period	15.48%	8.67%	8.69%	9.47%	9.99%
Average equity to average assets	9.29%	8.46%	8.93%	9.56%	9.90%

Other Data:
Number of full-service offices	12	12	10	9	9
Number of loans	15,840	15,378	16,558	19,172	21,536
Number of deposit accounts(5)	56,962	65,954	68,253	76,788	77,206

(1)	On November 1, 2000, Atlantic Coast Federal converted from a federally chartered credit union to a federally chartered thrift. Upon this conversion, Atlantic Coast Federal became a taxable organization. As a result, a net deferred tax asset of $2.0 million was recorded in November 1, 2000 due to temporary differences between the financial statements and tax basis of assets and liabilities. Accordingly, a tax benefit of $2.0 million was recorded through the income statement.

(2)	Had Atlantic Coast Federal been subject to federal and state income taxes for the period January 1, 2000 through October 31, 2000, additional income tax expense of approximately $1.4 million would have been incurred and net income would have been approximately $4.1 million.

(3)	Net interest income divided by average interest earning assets.

(4)	Efficiency ratio represents non-interest expense as a percentage of net interest income plus non-interest income.

(5)	Changes to the Company’s deposit system in 2004, enabled it to purge old account information that had existed since a system conversion in 2002. Approximately 7,000 accounts were affected.

42.

Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     On November 1, 2000, Atlantic Coast Federal converted its charter from a federally chartered credit union to a federally chartered thrift. On that date the name was changed from Atlantic Coast Federal Credit Union to Atlantic Coast Federal, and we became a taxable organization.

     On May 30, 2002, Atlantic Coast Federal adopted a plan of mutual holding company reorganization to reorganize into a three-tier mutual holding company. The reorganization became effective on January 1, 2003. Following the reorganization, Atlantic Coast Federal became a wholly owned subsidiary of Atlantic Coast Federal Corporation, which became a wholly owned subsidiary of Atlantic Coast Federal, MHC. The transaction was accounted for at historical cost.

     On October 4, 2004, Atlantic Coast Federal Corporation became a publicly traded company when we completed a minority stock offering by selling 40% of the shares of the common stock of Atlantic Coast Federal to eligible depositors and our Employee Stock Ownership Plan (ESOP), with the majority of the shares being retained by Atlantic Coast Federal, MHC. Proceeds from the sale of the shares resulted in proceeds of $56.3 million, net of conversion expenses of $1.9 million and proceeds loaned to the ESOP of $4.7 million. Current and planned use of the proceeds is discussed in the Business Strategy section of this Item.

     Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets. Atlantic Coast Federal Corporation is significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies and regulations concerning among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates the number and quality of lenders, and regional economic growth. Sources of funds for lending activities of Atlantic Coast Federal Corporation include deposits, borrowings, payments on loans, maturities of securities and income provided from operations, as well as proceeds obtained in the minority stock offering. Atlantic Coast Federal Corporation’s earnings are primarily dependent upon Atlantic Coast Federal Corporation’s net interest income, which is the difference between interest income and interest expense.

43.

     Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. Atlantic Coast Federal Corporation’s earnings are also affected by Atlantic Coast Federal Corporation’s provisions for loan losses, service charges, gains from sales of loans, commission income, interchange fees, other income, noninterest expenses and income taxes. Noninterest expenses consist of compensation and benefit expenses, occupancy and equipment costs, data processing costs, outside professional services, interchange fees, advertising expenses, telephone expense, and other expenses.

Critical Accounting Policies

     Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of intangible assets including goodwill. Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated value of any underlying collateral, whether the loan was originated through the Company’s retail network or through a broker, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

     The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and determined to be impaired. Loans individually evaluated are generally large balance and/or complex loans, such as multi-family and commercial real estate loans. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The general component relates to large groups of small balance homogeneous loans that are evaluated in the aggregate based on historical loss experience adjusted for current factors.

44.

     We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The allowance for loan losses was $4.0 million at December 31, 2004, and $6.6 million at December 31, 2003. The decrease in the allowance for loan losses from December 31, 2003 to December 31, 2004 was primarily due to a $4 million charge-off occurring in the first quarter of 2004 on one impaired loan relationship. The allowance for loan losses as a percentage of total loans was 0.76% at December 31, 2004, and 1.49% as of December 31, 2003. The provision for loan loss for each quarter of 2004 and 2003, and the total for the respective years is as follows:

	2004	2003
	(In Millions)
First quarter	$1.5	$1.0
Second quarter	0.1	2.9
Third quarter	0.7	0.2
Fourth quarter	0.7	0.1

Total	$3.0	$4.3

     This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long-term and short-term periods. Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact our required level of allowance for loan losses in relatively short periods of time. The amount of allowance for loan losses allocated to individually evaluated loan relationships decreased $2.4 million to $1.7 million at December 31, 2004, from $4.1 million at December 31, 2003, primarily due to the charge-off of the impaired loan noted above. Management anticipates that large individual specific loss allocations may continue to be required in future periods as changes in borrower conditions can change in relatively short time periods.

     Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(111,000) and $(73,000) for the years ended December 31, 2004 and 2003, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

45.

     Atlantic Coast Federal Corporation assesses the carrying value of intangible assets including goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of Atlantic Coast Federal Corporation’s community banking segment, which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation’s goodwill totaled $2.7 million as of December 31, 2004; therefore, if Atlantic Coast Federal Corporation’s goodwill was determined to be impaired, Atlantic Coast Federal Corporation’s financial results could be materially impacted.

     After converting to a federally chartered savings association, Atlantic Coast Federal became a taxable organization. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since Atlantic Coast Federal’s transition to a federally chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by Atlantic Coast Federal Corporation in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements.

Business Strategy

     We have concentrated our lending efforts on the origination of one-to-four-family mortgage loans along with various consumer loans and other secured commercial loans (including commercial real estate and small business lending) for portfolio retention. Our business strategy emphasizes retail deposits along with Federal Home Loan Bank (FHLB) advances as its principal sources of funds.

     Our primary objective is to remain an independent, community-oriented financial institution serving customers in its primary market area. The board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves (i) emphasizing the origination of one–to-four-family residential mortgage loans, multi-family loans, commercial real estate loans, and small business loans, (ii) maintaining a portfolio of securities with various types of investments, (iii) controlling operating expenses while providing high-quality customer service, (iv) purchasing one–to- four-family residential mortgage loans for the purpose of interest rate risk management, and (v) increasing non-interest income through revisions to our service fee structure.

46.

     After completing our stock offering, approximately one-half of the net proceeds were contributed to our subsidiary, Atlantic Coast Federal. The remaining funds were invested in mortgage-backed securities, FHLB bonds, short-term commercial paper, and short-term time deposits at Atlantic Coast Federal. Our subsidiary invested the contributed funds in short-term securities purchased with agreements to resell, short-term FHLB bonds, mortgage-backed securities, and residential one to four family mortgage loans. All of the investments mature and / or re-price within three years.

     We anticipate using the additional capital raised in the stock offering to support our expansion efforts in northeast Florida and southeast Georgia through normal expansion of products and services and the building or acquisition of new branches. At the end of the 2004, we committed to purchase a parcel of land in St. Johns County, the county just south of Jacksonville, Florida, where we intend to build a new branch. The results of our operations may be significantly impacted by our ability to effectively implement our plans for expansion. Should we be unable to attract significant new business through our expansion efforts, our financial performance could be negatively impacted.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

     General. Our total assets increased $139.3 million, or 27.9%, to $637.7 million at December 31, 2004 from $498.4 million at December 31, 2003. Gross loans increased $79.5 million, or 18.0% to $521.7 million from $442.2 million to lead the overall asset growth. Also, collectively, short-term interest bearing deposits, securities purchased under agreements to resell and securities available for sale grew $55.1 million as short-term investments were made principally from the net proceeds of $51.7 million received after completion of the stock offering on October 4, 2004. The demand for loans was funded with increased total deposits of $43.4 million and increased borrowings from the Federal Home Loan Bank of Atlanta of $39.3 million.

     Assets. Cash and cash equivalents increased $16.7 million over the December 31, 2003 balance of $9.0 million. The increase represents short-term investments, principally in overnight cash management accounts. We also purchased securities under agreements to resell of $11. 8 million from another financial institution and, under terms of the agreements have the right to resell them at our discretion. The securities purchased under these agreements consisted of shares of investment pools of Trust Preferred securities. Both the increase in the overnight cash management accounts and the securities purchased under agreements to resell resulted from proceeds available following the completion of our stock offering. We anticipate, consistent with our liquidity and asset liability policies, that the majority of these funds will be invested in higher yielding and more permanent assets as appropriate investments are identified.

47.

     Loans. Our net loan portfolio increased $82.1, million or 18.8%, to $517.7 million at December 31, 2004, from $435.6 million at December 31, 2003. New loan originations totaled $241.9 million for the year ended December 31, 2004, of which $131.7 million, or 54.4%, was for one-to-four-family residential mortgages or residential construction loans, $47.1 million, or 19.5%, was for home equity and second mortgages, and $37.5 million, or 15.5%, was for installment automobile and other consumer loans. The pace of origination of residential mortgages loans decreased in the fourth quarter compared to the previous three quarters, as demand lessened following increased interest rates on our primary variable rate products. We expect the growth rate of our loan portfolio to be much more moderate in the coming year, particularly residential mortgages, as demand for loans decline in what is expected to be an rising interest rate environment. Accordingly, the growth rate of interest income on loans is also expected to be more moderate. We also sold approximately $18.4 million of one–to-four-family mortgage loans during 2004, and we expect that we will continue to sell certain long- term, fixed- rate mortgages in future periods as a part of our overall asset/liability management and liquidity strategies. We believe our lending strategy will continue to focus on the origination of residential mortgage loans and decreasing originations of consumer loans, such as automobile loans. In addition, we anticipate increasing our commercial lending focus, particularly related to commercial real estate lending.

     Investments. Securities available for sale increased $27.3 million, or 105%, to $53.4 million at December 31, 2004, from $26.0 million at December 31, 2004. This increase was funded from proceeds of the stock offering. The increase was primarily due to purchases of $16.5 million of FHLB bonds, $10.0 in high-grade commercial paper and $8.0 million of mortgage-backed securities. The increases were offset by the redemption of $3.0 million of FHLB bonds that were called prior to maturity and $1.7 of state and county municipal bonds that either matured or were sold for liquidity purposes. Decisions about future investments in securities available for sale will continue to be made on the basis of liquidity and funding requirements.

     The investment in FHLB stock increased $2.4 million in order to maintain required levels of investment following the Company’s additional borrowings (see Borrowings below).

     Allowance for Loan Losses. Our allowance for loan losses at December 31, 2004, was $4.0 million, or 0.76% of loans, compared to the $6.6 million, or 1.49% of loans, at December 31, 2003. Net charge-offs for the years ended December 31, 2004, and December 31, 2003, were $5.6 million and $2.3 million, respectively. Net charge-offs for the year ended December 31, 2004, consisted of gross charge-offs of $6.4 million and recoveries of $808,000. The remaining change in the balance of the allowance for loan losses from December 31, 2003, to December 31, 2004, is related to provision for loan losses of $3.0 million for the year ending December 31, 2004. The increase in net charge-offs, the decline in the allowance for loan losses and the decline in the percentage of the allowance for loan losses to total loans were all primarily due to a charge-off totaling $4.0 million on an individual problem loan situation discussed below. Individual borrower conditions may change in a relatively short time period and thereby require changes in our loan loss allocations for such loans. In addition, as a loan is identified as a loss, it is then charged off. Identification of such changes necessary for loss allocations as well as charge-offs of loans may cause our allowance for loan losses to total loans ratio to fluctuate such as the change discussed above.

48.

     During 2003, management identified significant concerns relative to the collectibility of a $4.8 million loan made to finance the acquisition of land and the construction of a water treatment plant for commercial and industrial customers. Based on estimates of expected cash flows and estimates of collateral value, management allocated approximately $2.8 million of the allowance for loan losses to this loan relationship. During 2003, no portion of the loan relationship was charged-off as the borrower continued to perform under the terms of its agreement. In May 2004, management learned that key business permits had been revoked by the municipality where the borrower operated during the quarter ending March 31, 2004, and thus its operations ceased during the first quarter of 2004. Accordingly, management determined that it was appropriate to record additional provisions for loan losses totaling approximately $1.4 million for this loan relationship in the first quarter of 2004 and charge-off approximately $4.0 million of the relationship as of March 31, 2004. The additional provision for loan losses was necessary primarily because future operating cash flows were expected to cease as management was told by the borrower that they intended to file for bankruptcy protection. Management is uncertain as to when, or if, the customer will actually file for bankruptcy protection but as of December 31, 2004 no filing had occurred. As of December 31, 2004, the remaining balance of this loan relationship is approximately $700,000, and management has allocated approximately $308,000 of the allowance for loan losses to this remaining balance. The remaining balance represents management’s current estimate of the fair value of the underlying collateral; however, management determined that it was appropriate to provide an allowance for loan losses allocation to this balance in recognition of the uncertainty of the ultimate value that will be obtained from the collateral.

     The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $6.7 million and $7.6 million at December 31, 2004, and December 31, 2003, respectively and total impaired loans were approximately $8.5 million and $11.4 million at December 31, 2004, and December 31, 2003, respectively. The decrease in impaired loans was primarily the result of the loan charge-off discussed above, one other loan charge-off of $637,000 made for a loan secured by a medical office building, and improved financial condition and performance of other loans totaling $3.9 million; these decreases were offset by additional impaired loans of $5.5 million which have specific reserves of $616,000. As of December 31, 2004, and December 31, 2003, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing as of December 31, 2004, and December 31, 2003. All non-performing loans, excluding small balance homogeneous loans, are also reported as impaired loans at December 31, 2004, and December 31, 2003.

     In August 2001, we entered into a sale and servicing agreement whereby we purchased a pool of leases totaling $2,011,000. The leases were collateralized by small equipment and automobiles. In addition, each lease was backed by a surety bond obtained by the seller and provided as part of the purchase agreement for the pool of leases. The surety bonds obligated the insurance company to pay even in the event

49.

there was fraud. At December 31, 2001, the remaining balance on the pool of leases was $1,924,000. Scheduled payments have not been received since December 2001. We have filed claims with the surety on the surety bonds for past due payments. At December 31, 2001, management had not made any provision for loan losses with respect to these leases.

     During 2002, the surety did not perform on the claims made on it. Therefore, in early 2002, we placed the leases on non-accrual status. The surety has alleged that most, if not all, of the leases sold by the seller were fraudulent or fictitious. The surety has filed a suit against the seller of the leases. Subsequent to the suit against the seller, the surety later named Atlantic Coast Federal Corporation as a defendant. The seller of the leases has since filed bankruptcy and we do not expect recovery from the seller. We have filed a suit against the surety, asserting, among other things, breach of contract and bad faith in issuing their bond surety and then failing to perform. In 2002, we were informed by the bankruptcy trustee, among other things that certain leases included in the lease pool purchased by Atlantic Coast Federal Corporation were fictitious. As a result, we charged-off approximately $260,000 during 2002. As of December 31, 2002, the remaining balance on these leases was approximately $1,664,000 and was classified as impaired. At December 31, 2002, management had allocated approximately $667,000 of the allowance for loan losses with respect to these leases.

     During 2003, management continued to pursue collection on the surety bonds under the terms of those bonds and, in December 2003, we charged-off an additional $664,000 of the leases.

     During 2004, the Company reached a settlement in principle with the bankruptcy trustee and the seller. The trustee will forever give up claims against the Company and pay the Company all monies it collected on the leases, or approximately or $170,000. Management expects approval of the bankruptcy settlement during the first quarter of 2005, with receipt of the funds shortly thereafter. At December 31, 2004, and December 31, 2003, the remaining balance on these leases was approximately $1,000,000, and management has allocated $150,000 of the allowance for loan losses with respect to these leases. Legal costs incurred on this matter for the years ended December 31, 2004, 2003 and 2002 were $546,000, $500,000 and $447,000, respectively and are reported in outside professional services in the consolidated statements of income. Management continues to vigorously pursue collection on the surety bonds under the terms of those bonds. There can be no assurance, however, that we will recover the balance of the lease payments of $1.9 million due as of December 2001. The previous charge-offs on these leases and the current level of allowance for loan loss allocation for the remaining balance of these leases are indicative of our best estimate of the probable losses incurred, based on consultation with legal counsel. Collection of any amount, including the $850,000 net amount included in our financial statements as of December 31, 2004, or the gross amount of $1.9 million, cannot be assured. We believe there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $850,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.

50.

     Deposits. Total deposits increased by $43.4 million, or 11.1%, to $435.7 million at December 31, 2004, from $392.3 million at December 31, 2003. Savings and money market deposits decreased $12.7 million, or 9.3%, to $124.3 million from $137.0 million. This decrease was primarily due to the fact that the 2003 year-end balances had risen as a result of new or existing depositors who were establishing or expanding subscription rights in anticipation of our stock offering. When the stock offering was completed, the balances were used to pay for the shares purchased. Interest-bearing demand accounts (NOW) increased $16.7 million, or 120%, to $30.6 million at December 31, 2004, from $13.9 million at December 31, 2003. This increase is primarily due to the successful marketing of a new, large balance, interest-bearing demand product. Time deposits increased $33.6 million to $246.0 million at December 31, 2004, from $212.5 million at December 31, 2003. This increase was driven by the purchase of brokered deposits used to meet loan and investment demands totaling $23.8 million at December 31, 2004; we had no brokered deposits at December 31, 2003. Atlantic Coast Federal Corporation expects future deposit growth as Atlantic Coast Federal Corporation expands its products and services in new and existing markets, and we also anticipate purchasing brokered deposits to meet liquidity demands.

     Borrowings. FHLB advances increased $39.3 million, or 64.5%, to $100.3 million at December 31, 2004, from $61.0 million at December 31, 2003. Approximately $10.0 million of the additional borrowings were used for liquidity purposes to replace a large block of maturing time deposits that had been originated at premium rates during a promotion in 2003. The remaining new FHLB advances in 2004 were utilized to fund loan growth during the year and are at interest rates and durations that were better matches to the type of loan growth we experienced than did time deposits. Management expects that FHLB advances will continue to provide Atlantic Coast Federal Corporation with a significant additional funding source to meet the needs of its lending activities.

     Stockholders’ Equity. Stockholders’ equity increased $55.5 million, or 128.4%, to $98.7 million at December 31, 2004, from $43.2 million at December 31, 2003. The increase reflects the completion of the minority stock offering whereby the Company sold 5,353,480 shares to eligible depositors and 465,520 shares to its Employee Stock Ownership Plan (ESOP), for a total of 5,819,000 shares at $10 per share, representing 40% of the Company’s outstanding common stock. The remaining 60% of the Company’s outstanding common stock was retained by the Atlantic Coast Federal, MHC, its mutual holding company. The proceeds from the offering were $56.3 million net of conversion expenses of $1.9 million and proceeds loaned to the ESOP of $4.7 million. Stockholders’ equity also increased $3.2 million due to the recognition of net income and $624,000 for shares allocated to employees under the ESOP. Changes to stockholders equity from other comprehensive income were negligible. Gains resulting from an increase in market value of interest rate swaps being used to hedge the cash flows of certain FHLB advances were $112,000, net of tax. This was offset by losses from a decrease in the market value of securities available for sale of $111,000, net of tax. The equity to assets ratio increased to 15.48% at December 31, 2004, compared to 8.67% at December 31, 2003, primarily as a result of the stock offering. For the same reason, our regulatory capital ratios increased, and, therefore, we were well in excess of all minimum capital requirements to be “well capitalized” as of December 31, 2004. Total risk- based capital to risk-weighted assets was 16.4%, tier 1 capital to risk-weighted assets was 15.8% and Tier 1 capital to total adjusted total assets was 10.9% as of December 31, 2004. These ratios as of December 31, 2003 were 12.4%, 11.7% and 8.1%, respectively.

51.

Comparison of Results of Operation for the Years Ended December 31, 2004 and 2003

     General. Net income for the year ended December 31, 2004, was $3.2 million, which was $1.2 million less than net income for the same period in 2003 primarily due to the gain on the sale of the credit card portfolio of $2.6 million in 2003. Although average interest-earning assets as a percent of average interest-bearing liabilities increased to 116.63% for the year ended December 31, 2004, from 109.27% for year 2003, net interest income increased only $400,000, or 2.2%, compared to the prior year due to the low interest rate environment. The provision for loan loss expense was significantly lower in 2004, however, this decline was more than offset by a decrease in non-interest income that included a gain on the sale of our credit card portfolio in the 3rd quarter of 2003. Non-interest expense increased for the year ended December 31, 2004, compared to the same period in 2003 primarily due to higher compensation and benefit costs arising from branch additions in late 2003 and the implementation of an Employee Stock Ownership Plan (ESOP) in 2004.

     Interest Income. Interest income increased $500,000, or 1.8%, to $31.8 million for the year ended December 31, 2004, from $31.2 million for year ended December 31, 2003. This increase was primarily due to an increase in interest income from securities, interest bearing deposits, and securities purchased under agreements to resell, which collectively had an average outstanding balance increase of $24.9 million due primarily to increased liquidity following the stock offering. The weighted average yield on these other interest earning assets was 2.00% in 2004, unchanged from 2003. Although average loans outstanding were $76.9 million higher for the year ended December 31, 2004, compared to 2003, interest income was only $59,000 higher as the yield on loans fell 117 basis points to 6.27% for the year ended December 31, 2004, from 7.44% in 2003. This decline was primarily due to a historically low interest rate environment that caused the majority of our one–to-four-first mortgage customers to refinance mortgages to lower rates. Also contributing to the decrease in yields has been management’s intentional change in loan portfolio mix away from historically higher yielding, but higher risk- of- loss consumer loans, to lower yielding but also lower risk-of-loss, first and second mortgages on one–to-four-family dwellings. The loan volume from the credit card portfolio sold in July 2003 and reductions in indirect automobile lending in 2004, both of which historically had higher rates due to their risk, have been replaced with first and second mortgages on one–to-four-family dwellings. In addition the majority of total loan growth has occurred in this type of loan. To illustrate, first and second mortgages on one-to-four loans were an average of 68.5% of total average loans for the year ended December 31, 2004 compared to an average of 58.2% for 2003. On the other hand, average outstanding automobile loans constituted 7.26% of total average loans for the year ending December 31, 2004, and the combined average automobile loans and credit card loans as a percent of total average loans in 2003 was 12.10%. Management expects that automobile and other consumer lending will remain at current levels. We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated due to the utilization of the proceeds from the stock offering as well as general growth from existing markets and possibly new markets. Our interest income could be adversely impacted by continued low interest rates or decreases in average interest earning assets.

52.

     Interest Expense. Interest expense increased $136,000 to $11.9 million for the year ended December 31, 2004, from $11.8 million for the year ended December 31, 2003, as average interest bearing liabilities increased $61.2 million during 2004 compared to 2003. The increased expense from higher interest-bearing liabilities was nearly offset by a reduction in the cost of funds that was a weighted average of 2.51% for fiscal 2004 and which decreased 34 basis points from 2.85% in 2003. The decrease in cost of funds was due to the re-pricing of deposit accounts, primarily certificate of deposits, to lower interest rates consistent with the continued low interest rate environment. In 2003, the Company had paid premium rates to attract certificate of deposits funds to support the demand for loan growth. As these certificates of deposit matured they were replaced with longer-term FHLB advances and lower-rate certificates of deposit, including brokered deposits.

     Interest expense on FHLB advances increased $1.5 million to $3.7 million for the year ended December 31, 2004 from $2.3 million for the year ended December 31, 2003. The increase resulted from an increase in average FHLB advances of $40.5 million to $87.6 million for the year ended December 31, 2004,from $47.1 million for the same period in 2003. This increase in interest expense due to increased levels of borrowings was partially offset by a 54 basis point decrease in the cost of FHLB advances, from 4.80% for fiscal 2004 to 4.26% for fiscal 2004. We expect our interest expense to increase as interest rates and average interest bearing liabilities increase.

     Net Interest Income. Net interest income increased $351,000 to $19.8 million during 2004 from $19.4 million for the year ended December 31, 2003. Atlantic Coast Federal Corporation’s net interest spread was 3.23% for fiscal 2004 compared to 4.06% for the year ended December 31, 2003, while the net interest margin was 3.59% and 4.30%, respectively. The Company has experienced rapid growth in interest-earning assets, primarily one-to-four-family residential mortgages, as well as a near complete refinancing of its existing residential mortgage portfolio during a period of unprecedented low interest rates. The cost of funds, while also benefiting from the lower interest rate environment, however, has not declined as deeply as the yields on interest-earning assets because of the Company’s dependence on higher rate time deposits and FHLB advances to fund the loan growth. Management expects net interest income to continue to grow as the Company utilizes funds from the stock offering to expand its business. Net interest margins, however, will continue to decline in the near term until we are able to increase our growth of core deposits.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous

53.

loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

     Based on management’s evaluation of these factors, provisions of $3.0 million and $4.2 million were made during the years ended December 31, 2004 and 2003, respectively. A significant portion of the provision expense for both years was related to one problem loan relationship of which $4.0 million was charged-off during the quarter ending March 31, 2004. For the years ended December 31, 2004 and 2003, the provision expense for this one problem loan was $1.4 million and $2.6 million, respectively. Provisions for loan losses on loans collateralized by first and second mortgages have increased $318,000 during the year ended December 31, 2004, compared to the same period in 2003. In part, this is due to the rising interest rate environment that causes monthly payments on variable rate loans to increase and could negatively impact the ability of some borrowers to repay their loans. Also, in 2004, there was an increasingly larger share of new one–to-four–family residential first mortgage loan originations occurring through brokers. Management believes these loans have inherently more risk than loans originated through its retail branch network because the Company relies on the broker to perform certain underwriting procedures. Finally, management believes that the 2004 hurricane season and questions about future insurance coverage have destabilized the Florida and Georgia real estate markets, thus impacting the first and second mortgage collateral values.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

     Non-interest Income. Non-interest income decreased $2.2 million to $5.3 million for the year ended December 31, 2004, from $7.5 million for the same period in 2003. Non-interest income in 2003 included a gain on the sale of the credit card portfolio. On July 31 2003, the Company sold its credit card portfolio with a balance totaling $13.0 million to a third party for a gain of $2.6 million, net of estimated costs for closing and other settlement issues. Exclusive of this gain, non-interest income increased $400,000 for the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase results from additional deposit service charges and fees of $376,000 and gains on sales of foreclosed assets of $97,000 for the year ended December 31, 2004, compared to a loss of $93,000 for the same period in 2003. Atlantic Coast Federal Corporation sold approximately $18.3 million of one–to-four–family first mortgage loans during the year ended December 30, 2004, for gains totaling $185,000. Although, management

54.

anticipates sales of certain mortgage loans to continue as part of the asset/liability strategy, there can be no assurance that gains will continue to be realized on such sales. These increases were offset by a decline of $106,000 in commissions earned from the sale of investment and insurance products to customers. For the year ended December 31, 2004, the net loss on sales of available for sale securities was $39,000 compared to a gain of $36,000 for fiscal 2003.

     We anticipate our non-interest income will be positively impacted by the future growth of the Company into new and existing markets as well as internal initiatives to improve our realization on existing service charges collections and to identify new opportunities to expand service charges. However, non-interest income for the year ending December 31, 2003, was positively impacted by the sale of our credit card loan portfolio, and we currently do not anticipate such significant gains from the sale of assets in the future.

     Non-interest Expense. Non-interest expense increased $1.3 million to $17.3 million for the year ended December 31, 2004, compared to $15.9 million for the year ended December 31, 2003. The increase in non-interest expense is primarily due to increases of $1.5 million in compensation and benefits in fiscal 2004 compared to 2003. Approximately $750,000 of the increased compensation and benefits expense is related to our overall growth and expansion, including the acquisition of new branches in late 2003 and expenses associated with additional personnel needed to operate the new branches. Also, in 2004, the Company established an ESOP. As a part of the stock offering, the ESOP purchased 465,520 shares of the Company’s common stock at $10 per share in using a loan from the Company. Shares will be released for allocation to employees over the term of the loan, which is 10 years. The Company recognizes expense based on the weighted average market price of the stock allocated for release during the year. For 2004, compensation expense for allocated shares was approximately $624,000. The compensation and benefits expense increase also includes $100,000 of expense for relocation expenses associated with new management.

     We anticipate non-interest expense will increase in future periods as a result of additional growth and expansion.

     Income Tax Expense. Income tax expense decreased to $1.8 million for the year ended December 31, 2004, from $2.4 million for the year December 31, 2003. The decrease is primarily due to a decrease in income before income taxes when comparing the two years. We anticipate that income tax expense will continue to vary as income before income taxes varies.

55.

Comparison of Results of Operation for the Years Ended December 31, 2003 and 2002

     General. Net income for the year ended December 31, 2003, was $4.4 million, an increase of $1.2 million, or 38.6%, from $3.2 million for the year ended December 31, 2002. The increase in net income resulted primarily from the gain on the noted credit card portfolio sale and from an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense, provision for loan losses and income tax expense. Net income in future periods may decline as we do not anticipate significant gains on asset sales as occurred with the sale of our credit card portfolio in 2003. Additionally, as we anticipate increasing the origination of commercial real estate loans and other types of commercial loans in future periods, the levels of provision for loan losses may increase as such loans carry a higher risk of loss than other types of loans. We expect that future loan growth and overall business expansion will provide for additional revenue from growth in future periods. There is no assurance that the expected increase in revenue from such growth and expansion will exceed, or offset, potentially increased levels of provision for loan losses and the expected decline in non-interest income due to the lack of gains on asset sales such as the sale of our credit card portfolio.

     Interest Income. Interest income increased by $400,000 to $31.2 million for 2003 from $30.8 million for the year ended December 31, 2002. The primary reason for the increase in interest income was an increase in the average balance of loans receivable of $45.8 million. The increase in interest income related to the increase in the loan portfolio was significantly offset by lower rates earned on loans and other interest earning assets as a result of the historically low interest rate environment that continued through December 31, 2003. The weighted average yield on loans decreased from 8.21%, for the year ended December 31, 2002, to 7.44% for the year ended December 31, 2003. This decrease was due to market rates and, to a lesser extent, the sale of our credit card portfolio The weighted average yield on securities decreased from 3.71%, for fiscal 2002,to 2.12% for fiscal 2003, and the weighted average yield on other interest earning assets decreased from 2.11%, for 2002, to 1.77% for fiscal 2003. Total average interest earning assets increased $52.4 million from December 31, 2002 to December 31, 2003, and the weighted average yield on interest earning assets declined 81 basis points from 7.72%, to 6.91%. As we increase our emphasis on residential mortgage lending this trend may continue.

     Interest Expense. Interest expense decreased $1.2 million, to $11.8 million for fiscal 2003, from $13.0 million for fiscal 2002. The decrease in interest expense was primarily due to a decrease in Atlantic Coast Federal Corporation’s cost- of- funds during fiscal 2003 resulting from the continued low interest rate environment that led to the re-pricing of deposit accounts to lower interest rates. As interest rates stabilize, or increase, we expect interest expense will increase as our interest- bearing liabilities increase. Atlantic Coast Federal Corporation’s cost of funds was a weighted average of 2.85% for fiscal 2003, compared to 3.66% for fiscal 2002. Interest expense on deposits decreased $1.4 million, to $9.5 million for fiscal 2003, from $10.9 million for fiscal 2002. The decrease in interest expense attributable to declines in interest rates paid on deposit accounts was partially offset by additional interest expense incurred due to the increase in average interest- bearing deposits of $51.0 million for the year ended December 31, 2003, compared to the year ended December 31, 2002.

56.

     Interest expense on FHLB advances increased $170,000, to $2.3 million for the year ended December 31, 2003, from $2.1 million for the year ended December 31, 2002. The increase resulted from an increase in average FHLB advances of $5.9 million, to $47.1 million for the year ended December 31, 2003, from $41.2 million for the year ended December 31, 2002. This increase was partially offset by a 27 basis point decrease in the cost of FHLB advances, from 5.07% for 2002, to a weighted average of 4.80% for 2003.

     Net Interest Income. Net interest income increased $1.6 million, to $19.4 million during the year ended December 31, 2003, from $17.8 million for the year ended December 31, 2002. The increase in net interest income is primarily the result of overall growth in our balance sheet and the lower cost of funds resulting from the continued low interest rate environment as discussed above. Our net interest margin was 4.30% for the year ended December 31, 2003, compared to 4.45% for the year ended December 31, 2002.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller-balance homogeneous loans, such as residential real estate, small commercial real estate, home equity, and other consumer loans, are evaluated in the aggregate using historical loss factors, adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as commercial loans, for which management has concerns about the borrowers’ ability to repay are evaluated individually, and specific reserves are provided for such loans when necessary.

     Based on management’s evaluation of these factors, provisions of $4.2 million and $3.7 million were made during the years ended December 31, 2003 and 2002, respectively. The increase in provision for loan losses is primarily attributable to increased levels of specific reserves allocated to individual problem loans as previously discussed. The amount of general reserve allocations made for smaller-balance homogeneous loans decreased during the year ended December 31, 2003, primarily resulting from the sale of a significant portion of our credit card portfolio and the continued decline in the amount of automobile loans in our loan portfolio.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to provide reserves for all known and inherent losses that are probable and reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2003, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

57.

     Non-interest Income. Non-interest income increased $2.1 million, to $7.5 million for the year ended December 31, 2003, from $5.4 million for the year ended December 31, 2002. The overall increase in non-interest income is primarily due to an increase in gain on sales of loans of $2.6 million primarily due to the previously discussed sale of a significant portion of our credit card portfolio. The increase in gain on sales of loans was partially offset by losses on the sale of foreclosed assets of $93,000 resulting in a decrease in non-interest income of $727,000 when considering the prior year gains totaling $634,000. Gains from sales of foreclosed assets of $634,000 for the year ending December 31, 2002, were primarily the result of the sale of property acquired in the settlement of a legal action we had been pursuing for several years, resulting in a gain of $612,000. As discussed below, we incurred approximately $251,000 of legal expenses during 2002 in connection with the resolution of this matter.

     Commission income increased by $118,000, to $406,000 for the year ended December 31, 2003, compared to $288,000 for the year ended December 31, 2002. The increase in commission income during the year ended December 31, 2003, was primarily due to increased sales and commissions received by our wholly owned subsidiary, First Community Financial Services, for insurance sales prior to its ceasing operations when its activities were consolidated into Atlantic Coast Federal. Interchange fees consisting of ATM transaction fees charged to non-deposit customers using our ATM machines have declined slightly during the past year as consumers have been decreasing the use of ATM cards and increasing their use of debit cards.

     Non-interest Expense. Non-interest expense increased $1.2 million, to $15.9 million for the year ended December 31, 2003, compared to $14.7 million for the year ended December 31, 2002. The increase in non-interest expense is primarily due to an increase of $554,000 in compensation and benefits, an increase of $218,000 in occupancy and equipment expenses, an increase in data processing expense of $206,000, and an increase in other expenses of $290,000. These increases are primarily related to our overall growth and expansion, including the acquisition of new branches and expenses associated with additional personnel needed to operate the new branches. These increases in non-interest expense were partially offset by declines in outside professional services expense and interchange charges of $124,000 and $195,000 when comparing 2003 to 2002. The decline in interchange charges, consisting of ATM and credit card transaction processing expenses, is due to the decline in Atlantic Coast Federal Corporation’s credit card portfolio and related decline in credit card transactions primarily related to the credit card loan sale previously discussed. We expect that interchange charges will continue to decrease during future periods as our credit card portfolio declines.

     Total outside professional service expenses totaled approximately $1.6 million for the year ending December 31, 2003. As previously discussed, we incurred approximately $500,000 of legal expenses in connection with collection efforts being pursued relative to the fraudulent pools of leases purchased during 2001. The slight decline in professional service expenses during fiscal 2003, compared to 2002,is partially due to legal expenses totaling $251,000 incurred during fiscal 2002 in connection with acquisition of the foreclosed asset discussed above.

58.

     Income Tax Expense. Income tax expense increased to $2.4 million during 2003 from $1.6 million for 2002. The increase was primarily a result of an increase in income before income taxes. Atlantic Coast Federal Corporation’s effective tax rate was 35.2% and 33.2% for 2003 and 2002. The increase in Atlantic Coast Federal Corporation’s effective tax rate during 2003 was primarily due to a non-taxable gain on the sale of a foreclosed asset that occurred in 2002 and such a non-taxable event did not occur in 2003.

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

     In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2004, and December 31, 2003, Atlantic Coast Federal Corporation had additional borrowing capacity of $91 million and $88 million, respectively, with the FHLB of Atlanta. Also, Atlantic Coast Federal Corporation has existing lines of credit available in excess of $20 million with other financial institutions. Atlantic Coast Federal Corporation has classified its entire securities portfolio as available for sale, providing an additional source of liquidity. Management believes that Atlantic Coast Federal Corporation’s security portfolio is of investment grade quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network. As of December 31, 2004, Atlantic Coast Federal Corporation had $23.6 million of certificates of deposits obtained through brokers that were purchased to replace maturing branch originated certificates of deposits or to help meet loan demands. These certificates of deposits have a weighted average maturity of 25.0 months and a weighted average rate of 3.02%. As of December 31, 2003, Atlantic Coast Federal Corporation had no brokered deposits. In addition, Atlantic Coast Federal Corporation has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity.

     During 2004, cash and cash equivalents increased $16.7 million from $9.0 million as of December 31, 2003, to $25.7 million as of December 31, 2004. Cash from operating activities of $9.9 million, combined with cash from financing activities of $134.4 million, exceeded cash used for investing activities of $127.6 million. Primary sources of cash were additional FHLB borrowings of $65.0 million, net proceeds from our stock offering of $51.7 million, increases in deposits of $43.4 million, and sales of loans originated for sale and from portfolio totaling $21.4 million. The additional borrowings from the FHLB borrowings were used to replace maturing FHLB debt of $25.7 million and the remainder was used to fund loan growth. Total funds received from potential investors during the stock offering registration was approximately $188.4 million. Due to the demand for subscriptions, 5,819,000 shares were sold at $10 per share to depositors and the ESOP. Proceeds received were net of offering costs of $1.9 million. The ESOP

59.

received a 10-year term loan from the Company for $4.7 million to purchase its shares. Subscription proceeds in excess of shares issued of $140.1 million were returned to subscribers shortly after the completion of the stock offering. Primary uses of cash included originations of portfolio loans of $88.1 million, purchases of securities available for sale of $36.7 million, principal payments on FHLB debt of $25.7 million and originations of loans held for sale of $11.5 million.

     During 2003, cash and cash equivalents decreased $5.0 million from $14.0 million as of December 31, 2002, to $9.0 million as of December 31, 2003. Cash from operating activities of $11.1 million and cash from financing activities of $30.6 million were more than offset by cash used for investing activities of $46.7 million for the year ending December 31, 2003. Primary sources of cash for 2003 included net income from operations of $4.4 million, proceeds from sales of loans of $25.2 million, proceeds from sales and maturities of available for sale securities totaling $33.8 million, increases in deposits of $15.1 million, increases in FHLB borrowings of $58.9 million, and cash received for net liabilities assumed in branch acquisitions of $9.1 million. Primary uses of cash included net originations of portfolio loans and originations of loans held for sale totaling $42.5 million, purchases of loans from other financial institutions totaling $34.9 million, purchases of securities available for sale of $31.5 million, repayment of FHLB advances of $43.3 million, and purchases of bank-owned life insurance of $2.9 million.

     The Company completed its minority stock offering on October 4, 2004, resulting in net proceeds of $51.7 million. Approximately 50% of the proceeds were invested in Atlantic Coast Federal as an additional capital contribution with the remainder retained by the Company. Initially the proceeds have been invested by the Company and Atlantic Coast Federal in short duration securities, purchased securities under agreements to resell and interest earning deposits providing significant additional liquidity and capital resources. As our liquidity positions have historically been maintained to provide for loan demand and deposit run-off, the stock offering proceeds may provide excess liquidity in the near term. The additional liquidity and capital resources from the stock offering will help provide for the future growth of Atlantic Coast Federal Corporation.

     As of December 31, 2004, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or reasonably likely to have a material adverse affect on the Atlantic Coast Federal Corporation’s liquidity, capital resources or operations.

60.

Contractual Obligations And Commitments

     The following table presents Atlantic Coast Federal Corporation’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to our borrowers and purchase commitments, in aggregate and by payment due dates.

	December 31, 2004
	Less Than	1 Through	4 Through	After 5
	1 Year	3 Years	5 Years	Years	Total
			(In Thousands)
FHLB advances	$11,314	$10,000	$5,000	$74,000	$100,314
Operating leases (premises)	245	535	—	—	780

Borrowings and operating leases	11,559	10,535	5,000	74,000	101,094

Undisbursed portion of loans closed	—	—	—	—	7,566
Unused lines of credit	—	—	—	—	34,885

Total loan commitments	—	—	—	—	42,451

Loan purchase commitment	9,300	—	—	—	9,300

Security purchase commitment	8,000	—	—	—	8,000

Total purchase commitments	17,300	—	—	—	17,300

Total contractual obligations and loan commitments	$28,859	$10,535	$5,000	$74,000	$160,845

     At December 31, 2004, the Company had separate agreements, cancelable pending our completion of due diligence, to purchase land for future branch sites. The total purchase price if both purchase transactions are completed, is approximately $2.3 million. Due diligence is expected to be completed during the first quarter of 2005.

Capital Resources

     At December 31, 2004, equity totaled $98.7 million. Management monitors the capital levels of Atlantic Coast Federal to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Following completion of the minority stock offering, the Company contributed additional capital of $28.2 million to Atlantic Coast Federal.

61.

     Atlantic Coast Federal is required by the OTS to meet minimum capital adequacy requirements. Atlantic Coast Federal’s actual and required levels of capital as reported to the OTS at December 31, 2004, are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Millions)
As of December 31, 2004
Total capital (to risk-weighted assets)	$70.1	16.4%	$34.2	8.0%	$42.7	10.0%
Tier 1 (core) capital (to risk-weighted assets)	$67.5	15.8%	$17.1	4.0%	$25.6	6.0%
Tier 1 (core) capital (to adjusted total assets)	$67.5	10.9%	$24.7	4.0%	$30.8	5.0%

     At December 31, 2004, Atlantic Coast Federal exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2004, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on our liquidity, capital resources or operations.

     Under regulations of the OTS, limitations have been imposed on all “capital distributions” by savings institutions, including cash dividends. See Business- “How We Are Regulated-Limitations on Dividends and Capital Distributions”. At January 1, 2005, $10.9 million of Atlantic Coast Federal’s retained earnings were available for distribution to Atlantic Coast Federal Corporation, without obtaining prior regulatory approval.

Inflation

     The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets and the Company’s profitability, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more components of the CPI may fluctuate considerably and thereby influence the overall CPI without having corresponding affect on interest rates or upon the cost of those goods and services normally purchased by Atlantic Coast Federal Corporation. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

62.

Future Accounting Pronouncements

     Emerging Issues Task Force (EITF) Abstracts Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” provides application guidance for assessing when an investment is impaired, whether the impairment is other-than-temporary, and the measurements of impairment loss. Implementation of the provisions of EIFT No. 03-01 have been delayed pending the issuance of implementing guidelines. Management is currently evaluating the impact of implementing EITF No. 03-01, but does not expect a material impact on the Company’s consolidated financial condition or results of operations upon adoption.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153 “Exchanges of Non-monetary Assets, an amendment of APB No. 29.” Under the new standard, exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, applies for fiscal years beginning after June 15, 2005. The effect of this new standard on the Company’s financial position or results of operations is not expected to be material upon or after adoption.

     In December 2004, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-03 requires that a valuation allowance for loans acquired in a transfer, including a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect of this new standard on the Company’s financial position or results of operations is not expected to be material upon or after adoption.

     Statement of Financial Accounting Standard No. 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The scope of the standard would not include the Company’s ESOP. Presently, the Company does not have stock-based compensation programs. However, such programs may be adopted in the future.

63.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

     The following tables sets forth certain information for the years ended December 31, 2004, 2003, and 2002 , respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	At December	For the years ended December 31,
	31, 2004	2004			2003			2002
	Average	Average		Average	Average		Average	Average		Average
	Yield/Cost	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	6.13%	$484,977	30,399	6.27%	$408,064	30,340	7.44%	$362,301	29,756	8.21%
Securities(2)	2.73	29,815	623	2.09	29,319	623	2.12	17,490	649	3.71
Other interest-earning assets(3)	2.42	38,524	750	1.95	14,152	250	1.77	19,353	408	2.11

Total interest-earning assets	5.61%	553,316	31,772	5.74	451,535	31,213	6.91	399,144	30,813	7.72

Non-interest earning assets		31,541			33,051			21,133

Total assets		$584,857			$484,586			$420,277

INTEREST-BEARING LIABILITIES
Savings deposits	0.45%	$77,334	386	0.50%	$75,365	772	1.02%	$76,624	1,354	1.77%
Interest bearing demand accounts	1.22	26,191	254	.97	14,566	168	1.15	12,146	266	2.19
Money market accounts	2.00	58,293	928	1.59	55,187	856	1.55	42,797	991	2.32
Time deposits	2.98	224,966	6,617	2.94	221,014	7,725	3.50	183,527	8,334	4.54
FHLB advances	3.67	87,638	3,732	4.26	47,102	2,260	4.80	41,199	2,090	5.07

Total interest-bearing liabilities	2.56%	474,422	11,917	2.51	413,234	11,781	2.85	356,293	13,035	3.66

Non-interest bearing liabilities		56,083			30,349			14,294

Total liabilities		530,505			443,583			370,587
Stockholders’ equity		54,352			41,003			37,545

Total liabilities and stockholders’ equity		$584,857			$484,586			$408,132

Net interest income			$19,855			$19,432			$17,778

Net interest spread	3.05%			3.23%			4.06%			4.06%

Net earning assets		$78,894			$38,301			$42,851

Net interest margin(4)				3.59%			4.30%			4.45%

Average interest-earning assets to average interest-bearing liabilities			116.63%			109.27%			112.03%

(1)	Calculated net of deferred fees and loss reserves. Nonaccrual loans included as loans carrying a zero yield.

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

64.

Rate/Volume Analysis

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In Thousands)
Interest-Earning Assets
Loans receivable	$5,229	$(5,170)	$59	$3,555	$(2,971)	$584
Securities	10	(10)	—	324	(350)	(26)
Other interest-earning assets	472	28	500	(99)	(59)	(158)

Total interest-earning assets	5,711	(5,152)	559	3,780	(3,380)	400

Interest-Bearing Liabilities:
Savings deposits	20	(406)	(386)	(22)	(560)	(582)
Interest bearing demand	116	(30)	86	46	(144)	(98)
Money market accounts	49	23	72	243	(378)	(135)
Time deposits	136	(1,244)	(1,108)	1,518	(2,127)	(609)
FHLB advances	1,751	(279)	1,472	288	(118)	170

Total interest-bearing liabilities	2,072	(1,936)	136	2,073	(3,327)	(1,254)

Net interest income	$3,639	$(3,216)	$423	$1,707	$(53)	$1,654

65.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets.

     In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee.

     The purpose of this Committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

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

     As part of its efforts to monitor and manage interest rate risk, the Company uses a Market Value of Portfolio Equity (“MVPE”) methodology that is similar to the Net Portfolio Value (“NPV”) methodology adopted by the OTS as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities. Management and the Board of Directors review measurements MVPE on a quarterly basis to determine whether the Atlantic Coast Federal Corporation’s interest rate exposure is within the limits established by the Board of Directors in the Atlantic Coast Federal Corporation’s interest rate risk policy.

66.

     Atlantic Coast Federal Corporation’s asset/liability management strategy dictates acceptable limits on the amounts of change in given certain changes in interest rates. For decreases in interest rates, in 100 basis point increments, Atlantic Coast Federal Corporation’s policy requires the MVPE ratio to be at least 8.0%. For interest rate increases of 100, 200 and 300 basis points, our policy dictates that our MVPE ratio should not fall below 7.0%, 6.0% and 5.0%, respectively. As illustrated by the table below, we are in compliance with this aspect of our asset/liability management policy.

     Our policy also dictates that for interest rate increases or decreases of 100, 200 or 300 basis points the percentage change in our MVPE ratio should not decrease by more than 7.5%, 15.0% and 25.0%, respectively. As illustrated by the table below, we are in compliance with this aspect of our asset/liability management policy as well.

     The table presented below, as of December 31, 2004, is an analysis of Atlantic Coast Federal Corporation’s interest rate risk as measured by changes in MVPE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

     As illustrated in the table below, Atlantic Coast Federal Corporation’s MVPE would have a moderate benefit from an increase in interest rates. Atlantic Coast Federal Corporation’s MVPE would be negatively impacted by decreases in interest rates of 100, 200 and 300 basis points as the current interest rate environment limits Atlantic Coast Federal Corporation’s ability to significantly reduce interest rates on many of Atlantic Coast Federal Corporation’s deposit products and borrowings from the FHLB.

Change in
Interest Rates				MVPE as % of Portfolio
In Basis	December 31, 2004			Value of Assets
Points	Market Value of Portfolio Equity			MVPE
(Rate Shock) (1)	$ Amount	$ Change	% Change	Ratio	Change (1)
		(Dollars in Thousands)
+300	$125,480	$2,250	1.83%	20.55%	+142	bp
+200	125,130	1,900	1.54	20.13	+100	bp
+100	124,720	1,490	1.21	19.70	+57	bp
0	123,230	—	—	19.13	—
(100)	118,400	(4,830)	(3.92)	18.14	(99	) bp
(200)	108,030	(15,200)	(12.33)	16.46	(267	) bp
(300)	95,870	(27,360)	(22.20)	14.54	(459	) bp

(1) Expressed in basis points (bp).

67.

     Specifically, the preceding table indicates that Atlantic Coast Federal Corporation’s MVPE was $123.2 million, or 19.13%, of the market value of portfolio assets as of December 31, 2004. Based upon the assumptions utilized, an immediate 100 basis point increase in market interest rates would result in a $1.5 million increase in Atlantic Coast Federal Corporation’s MVPE and would result in a 57 basis point increase in Atlantic Coast Federal Corporation’s MVPE ratio to 19.70%. An immediate 100 basis point decrease in market interest rates would result in a $4.8 million decrease in Atlantic Coast Federal Corporation’s MVPE and a 99 basis point decrease in Atlantic Coast Federal Corporation’s MVPE ratio to 18.14%.

     In addition to monitoring selected measures of MVPE, management also monitors effects on net interest income resulting from increases or decreases in rates. This process is used in conjunction with MVPE measures to identify excessive interest rate risk. In managing its asset/liability mix, the Company, depending on the relationship between long and short-term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that Atlantic Coast Federal Corporation’s level of interest rate risk is acceptable under this approach.

     In evaluating Atlantic Coast Federal Corporation’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages (ARM’s), have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Atlantic Coast Federal Corporation considers all of these factors in monitoring its exposure to interest rate risk.

     The Board of Directors and management of Atlantic Coast Federal Corporation believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one-to-four family real estate loans. During 2003, we entered into an interest rate swap agreement as a part of our asset/liability management strategy. The agreement reduces interest rate risk for $5,000,000 of our FHLB advances. We have determined that the fair value of this interest

68.

rate swap was approximately $21,743 as of December 31, 2004. During 2004, we entered into two additional interest rate swap agreements to further promote our asset/liability management strategy. These swaps were entered into as hedges of $15,000,000 of FHLB advances. The estimated fair value of these swap agreements was approximately $158,849 as of December 31, 2004.

     Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.

Item 8.  Financial Statements and Supplementary Data

69.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Atlantic Coast Federal Corporation
Waycross, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic Coast Federal Corporation (“Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Atlantic Coast Federal Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois
March 14, 2005

70

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from financial institutions	$7,422,031	$6,692,068
Short-term interest-bearing deposits	18,285,854	2,303,756

Total cash and cash equivalents	25,707,885	8,995,824
Other interest bearing deposits in other financial institutions	900,000	500,000
Securities purchased under agreements to resell	11,800,000	—
Securities available for sale	53,363,310	26,038,755
Real estate mortgages held for sale	80,545	487,183
Loans, net of allowance for loan losses of $3,956,230 in 2004 and $6,593,329 in 2003	517,711,074	435,621,551
Federal Home Loan Bank stock	5,511,400	3,081,500
Accrued interest receivable	2,277,147	2,040,953
Land, premises and equipment, net	10,515,101	10,597,421
Bank owned life insurance	4,923,555	4,750,300
Other real estate owned	306,679	1,040,501
Goodwill	2,661,190	2,661,190
Other assets	1,919,999	2,601,622

Total assets	$637,677,885	$498,416,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$34,798,817	$28,865,407
Interest bearing demand	30,581,713	13,907,287
Savings and money market	124,259,438	136,995,621
Time	246,042,229	212,487,510

Total deposits	435,682,197	392,255,825
Federal Home Loan Bank advances	100,314,286	60,971,429
Accrued expenses and other liabilities	2,981,139	1,971,171

Total liabilities	538,977,622	455,198,425

Commitments and contingencies	—	—

Preferred stock: $.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 14,547,500 shares authorized, issued and outstanding at December 31, 2004; 9,000,000 authorized; 1,000 shares issued and outstanding as of December 31, 2003	145,475	10
Additional paid in capital	56,332,850	—
Unearned employee stock ownership plan (ESOP) shares, 418,968 shares	(4,189,680)	—
Retained earnings	46,412,522	43,220,688
Accumulated other comprehensive income (loss)	(904)	(2,323)

Total stockholders’ equity	98,700,263	43,218,375

Total liabilities and stockholders’ equity	$637,677,885	$498,416,800

The accompanying notes are an integral part of these consolidated financial statements.

71.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ending December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest and dividend income
Loans, including fees	$30,399,014	$30,339,950	$29,756,130
Securities and interest-bearing deposits in other financial institutions	1,300,362	872,574	1,056,546
Securities purchased under agreements to resell	72,418	—	—

Total interest and dividend income	31,771,794	31,212,524	30,812,676

Interest expense
Deposits	8,184,631	9,520,352	10,944,331
Federal Home Loan Bank advances	3,731,654	2,260,398	2,090,408

Total interest expense	11,916,285	11,780,750	13,034,739

Net interest income	19,855,509	19,431,774	17,777,937

Provision for loan losses	2,974,933	4,237,947	3,683,505

Net interest income after provision for loan losses	16,880,576	15,193,827	14,094,432

Noninterest income
Service charges and fees	3,945,472	3,569,047	3,529,981
Gain on sale of real estate mortgages held for sale	185,489	113,732	125,724
Gain on the sale of credit card portfolio	—	2,583,427	—
Gain (loss) on sale of securities available for sale	(38,535)	36,059	—
Gain (loss) on sale of foreclosed assets	96,705	(92,629)	634,398
Commission income	300,694	406,288	287,555
Interchange fees	663,460	678,429	720,584
Other	168,300	238,263	89,941

	5,321,585	7,532,616	5,388,183

Noninterest expense
Compensation and benefits	8,528,831	7,052,341	6,498,721
Occupancy and equipment	1,417,833	1,282,449	1,064,524
Data processing	1,088,250	1,289,691	1,083,973
Advertising	439,903	571,881	424,352
Outside professional services	1,796,765	1,616,602	1,740,907
Interchange charges	636,872	709,399	904,663
Collection expense and repossessed asset losses	200,126	267,708	181,969
Telephone	535,568	541,826	523,090
Other	2,611,358	2,579,022	2,288,730

	17,255,506	15,910,919	14,710,929

Income before income tax expense	4,946,655	6,815,524	4,771,686

Income tax expense	1,754,821	2,398,290	1,584,830

Net income	$3,191,834	$4,417,234	$3,186,856

Earnings per share:
Basic and diluted	$0.32	$0.51	$—

The accompanying notes are an integral part of these consolidated financial statements.

72.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ending December 31, 2004, 2003, and 2002

					Accumulated
		Additional	Unearned		Other
	Common	Paid In	ESOP	Retained	Comprehensive	Total
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balance at January 1, 2002	$—	$—	$—	$35,666,608	$27,276	$35,693,884

Comprehensive income:
Net income	—	—	—	3,186,856	—	3,186,856
Change in net unrealized gain on securities available for sale, net of tax of $26,807	—	—	—	—	43,738	—

Other comprehensive income					43,738	43,738

Total comprehensive income	—	—	—	—	—	3,230,594

Balance at December 31, 2002	—	—	—	38,853,464	71,014	38,924,478

Common stock issuance 1,000 shares	10	—	—	(10)	—	—

Dividends declared	—	—	—	(50,000)	—	(50,000)

Comprehensive income:
Net income	—	—	—	4,417,234	—	4,417,234
Change in net unrealized gain (loss) on securities available for sale, net of tax of $(44,949)	—	—	—	—	(73,337)	—

Other comprehensive income					(73,337)	(73,337)

Total comprehensive income	—	—	—	—	—	4,343,897

Balance at December 31, 2003	10	—	—	43,220,688	(2,323)	43,218,375

Common stock issued to Atlantic Coast Federal Mutual Holding Company, 8,728,500 shares	87,275	(87,275)	—	—	—	—

Common stock issued in initial public offering, net of issuance costs, 5,819,000 shares	58,190	56,261,383	(4,655,200)	—	—	51,664,373

ESOP shares earned, 46,552 shares	—	158,742	465,520	—	—	624,262

Comprehensive income:
Net income	—	—	—	3,191,834	—	3,191,834
Changes in net unrealized gain (loss) on securities available for sale, net of tax of $(67,755)	—	—	—	—	(110,547)	—
Change in fair value of cash flow hedge, net of tax of $68,625	—	—	—	—	111,966	—

Other comprehensive income	—	—	—	—	1,419	1,419

Total comprehensive income	—	—	—	—	—	3,193,253

Balance at December 31, 2004	$145,475	$56,332,850	$(4,189,680)	$46,412,522	$(904)	$98,700,263

The accompanying notes are an integral part of these consolidated financial statements.

73.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ending December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$3,191,834	$4,417,234	$3,186,856
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,974,933	4,237,947	3,683,505
Gain on sale of real estate mortgages held for sale	(185,489)	(113,732)	(125,724)
Gain on the sale of credit card portfolio	—	(2,583,427)	—
Loans originated for sale	(11,485,564)	(7,617,436)	(13,782,511)
Proceeds from loan sales	11,896,215	9,692,147	12,904,357
(Gain) loss on sale of other real estate owned	(96,705)	92,629	(634,398)
(Gain) loss on the sale of securities available for sale	38,535	(36,059)	—
ESOP compensation expense	624,262	—	—
Net depreciation and amortization	1,465,273	1,404,142	1,206,868
Net change in accrued interest receivable	(236,194)	(6,406)	(144,590)
Increase in bank owned life insurance	(173,255)	(216,739)	(86,363)
Net change in other assets	861,345	2,324,273	144,178
Net change in accrued expenses and other liabilities	1,009,969	(503,276)	(395,743)

Net cash from operating activities	9,885,159	11,091,297	5,956,435

Cash flows from investing activities
Net change in securities purchased under agreements to resell	(11,800,000)		—
Proceeds from maturities and payments of securities available for sale	6,031,032	19,498,787	5,383,558
Proceeds from the sales of securities available for sale	3,013,881	14,306,859	—
Purchase of securities available for sale	(36,700,384)	(31,473,161)	(20,280,000)
Loans purchased	(6,437,739)	(34,679,588)	(15,822,726)
Proceeds from the sale of credit card loans	—	15,536,061	—
Proceeds from sale of loans from portfolio	9,565,464	—	—
Net change in loans	(88,069,691)	(34,837,028)	(26,812,412)
Expenditures on premises and equipment	(984,159)	(1,535,358)	(2,696,588)
Proceeds from the sale of other real estate owned	604,796	449,306	1,075,979
Cash received for net liabilities assumed in acquisition of branches	—	9,143,226	9,568,741
Purchase of FHLB stock	(2,429,900)	(776,500)	(576,400)
Purchase of bank owned life insurance	—	(2,947,198)	—
Net change in other investments	(400,000)	634,939	(295,005)

Net cash from investing activities	(127,606,700)	(46,679,655)	(50,454,853)

(Continued)

74.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ending December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from financing activities
Net increase in deposits	$43,426,372	$15,130,305	$35,122,438
FHLB advances	65,000,000	58,845,000	15,000,000
Proceeds from sale of common stock, net of issuance costs	51,664,373	—	—
Repayment of FHLB advances	(25,657,143)	(43,316,428)	(2,314,286)
Dividends paid	—	(50,000)	—

Net cash from financing activities	134,433,602	30,608,877	47,808,152

Net change in cash and cash equivalents	16,712,061	(4,979,481)	3,309,734

Cash and cash equivalents at beginning of period	8,995,824	13,975,305	10,665,571

Cash and cash equivalents at end of period	$25,707,885	$8,995,824	$13,975,305

Supplemental information:
Interest paid	$11,790,349	$11,716,316	$12,968,758
Income taxes paid	950,000	2,523,500	2,416,080
Supplemental noncash disclosures:
Loans transferred to other real estate	$222,395	$511,978	$1,300,606
Receivable transferred to bank owned life insurance	—	—	$1,500,000
Other real estate exchanged for loans	448,126	31,816	192,817

The accompanying notes are an integral part of these consolidated financial statements.

75.

ATLANTIC COAST FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The accompanying consolidated financial statements include Atlantic Coast Federal Corporation and its wholly owned subsidiary, Atlantic Coast Federal (“Atlantic Coast”) together referred to as (“the Company”). Also included in the consolidated financial statements is First Community Financial Services Inc. (“FCFS”), an inactive wholly owned subsidiary of Atlantic Coast. All significant intercompany transactions and balances are eliminated in consolidation. Atlantic Coast Federal Corporation is a majority owned (60%) subsidiary of Atlantic Coast Federal Mutual Holding Company. These financial statements do not include the transactions and balances of the mutual holding company.

Atlantic Coast provides a broad range of banking services to individual and corporate customers primarily in southern coastal Georgia and northern coastal Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of business. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. FCFS was originally formed to provide insurance and investment products and services for Atlantic Coast’s customers and surrounding communities. At December 31, 2003, the operations of FCFS were consolidated into Atlantic Coast.

On May 30, 2002, Atlantic Coast adopted a Plan of Reorganization into a three-tier mutual holding company. The Plan of Reorganization became effective on January 1, 2003. Following the reorganization, Atlantic Coast became a wholly owned subsidiary of Atlantic Coast Federal Corporation (“the Stock Company”), which became a wholly owned subsidiary of Atlantic Coast Federal Mutual Holding Company (“the Mutual Company”). The transaction was accounted for at historical cost. The expense incurred during 2002 for the Plan of Reorganization was approximately $209,000. The principal activity of the Stock Company is the ownership of Atlantic Coast Federal. The principal activity of the Mutual Company is the ownership of the Stock Company.

Execution of Minority Stock Offering: On March 12, 2004, and amended on May 11, 2004, the Board of Directors of the Stock Company adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of Atlantic Coast and its employee stock ownership plan in a subscription offering, with the Mutual Company retaining ownership of the majority of the common stock. The plan was accomplished on October 4, 2004 through the sale to eligible depositors of 5,353,480 shares and to the employee stock ownership plan of 465,520 for a total of 5,819,000 total shares sold at $10 per share, representing 40% of the Stock Company’s stock.

(Continued)

76.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The issued shares resulted in proceeds of $56,319,573, net of conversion expenses of $1,870,427. With the proceeds the Stock Company loaned its employee stock ownership plan $4,655,200 to enable it to buy 8% of the shares issued to persons other than the Mutual Holding Company. The Stock Company also contributed $28,195,000, which is approximately 50% of the proceeds net of stock offering costs of $1,870,427, to Atlantic Coast as a capital contribution. The balance of the net proceeds were retained as the Stock Company’s initial capitalization and was invested in time deposits at Atlantic Coast Federal and investment securities. Future uses of the proceeds may be for general business purposes including investment in additional securities, repurchasing shares of its common stock, paying dividends, or pursuing acquisitions. The funds received by Atlantic Coast were principally invested in securities purchased under agreements to resell, short-term interest bearing deposits at financial institutions, and investment securities. Future uses of these funds may be for general banking business purposes and may also be used for growth through expansion of the branch office network or acquisitions.

After the sale of the stock, the Mutual Holding Company owns 60%, or 8,728,500 shares, of the outstanding stock of the Company, with the remaining 40%, or 5,819,000 shares held by persons other than the Mutual Holding Company. The Company holds 100% of Atlantic Coast Federal’s outstanding common stock.

Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets including goodwill and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, cash due from financial institutions and short-term interest-earning deposits in both financial institutions and other investment companies. The Company reports net cash flows for customer loan transactions, deposit transactions, other interest bearing deposits made with other financial institutions, and securities purchased under agreements to resell.

Securities Purchased Under Agreements to Resell: The Company enters into purchases of securities under agreements to resell substantially identical securities. These agreements are classified as secured loans. Securities purchased under agreements to resell consist of an

(Continued)

77.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest in a pool of trust preferred securities. Each security in the pool is periodically reviewed for credit worthiness. The amounts advanced under these agreements are reflected as assets, and the fair value is approximately equal to the carrying value due to the short term and market level interest rates. The securities are delivered by appropriate entry into the Company’s account maintained at its correspondent bank or into a third-party custodian’s account designated under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At December 31, 2004, these agreements are scheduled to mature within 60 days.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated comprehensive income (loss), net of tax. Securities are classified as trading when held for short-term periods in anticipation of market gains, and are carried at fair value.

Gains and losses resulting from sales of securities are determined using the specific identification of amortized cost. Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in earnings.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Real Estate Mortgages Held for Sale: The Company originates real estate mortgages for sale in the secondary market. Real estate mortgages held for sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. Sales in the secondary market are recognized when full acceptance and funding has been received. Loans are generally sold servicing released.

Loans: Loans that management has the intent and ability to hold until maturity or payoffs are reported at the principal balance outstanding, net of unearned loan fees and costs, premiums on loans purchased, and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs, and premiums on loans purchased over the loan term. Net deferred loan fees and costs and premiums on loans purchased are amortized on the interest method over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the

(Continued)

78.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest due in accordance with the terms of the loan agreement. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to

(Continued)

79.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis and subsequently carried at the lower of carrying value or fair value less selling costs. Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

Federal Home Loan Bank Stock: The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding mortgage loans or 4.7% of advances from the FHLB. The stock is not readily marketable and is carried at cost.

Land, Premises, and Equipment: Land is carried at cost. Buildings and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Premises and equipment are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets. Buildings and related components have useful lives ranging from 20 to 39 years. Furniture, fixtures, and equipment have useful lives ranging from 1 to 15 years.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Earnings Per Common Share: Basic earnings per common share, is net income divided by the weighted average number of common shares outstanding during the period less unearned ESOP shares. There were no potentially dilutive securities for any periods presented. Earnings per share has been restated from prior presentations to reflect the conversion of 1,000 shares of Company stock into 8,728,500 shares of Company stock representing 100% ownership of the Company prior to the minority stock offering. There were no common shares outstanding prior to January 1, 2003.

Goodwill and Other Intangible Assets: Goodwill resulted from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of core deposit arising from branch acquisitions. Core deposit intangibles are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, ranging from four to ten years.

(Continued)

80.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Benefit Plans: Profit-sharing and 401k plan expense is the amount contributed as determined by Board decision. Deferred compensation plan expense is allocated over years of service.

Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable or the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders’ equity. As shares are released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that will have a material effect on the consolidated financial statements.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments including commitments to make loans and unused lines of credit, issued to meet customers’ financing needs. The face amount for these items represents the exposure to loss, before considering collateral or ability to repay. Such financial instruments are recorded when they are funded.

(Continued)

81.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in unrealized appreciation and depreciation on securities available for sale, net of tax, and the fair value of cash flow hedges, net of tax, which are also recognized as separate components of equity.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve of $614,000 and $352,000 was required to meet regulatory reserve and clearing requirements at year end 2004 and 2003. These balances do not earn interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

New Accounting Pronouncements: The Emerging Issues Task Force (EITF) has issued EITF Abstracts Issue No. 03-01 to provide application guidance for assessing when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. Implementation of the provisions of EITF No. 03-01 have been delayed pending the issuance of implementation guidelines. Management is currently evaluating the

(Continued)

      82.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impact of implementing EITF No. 03-01 without considering the implications guidelines but does not expect a material impact on the Company’s consolidated financial condition or results of operations upon adoption.

Statement of Financial Accounting Standard No. 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The scope of the standard would not include the Company’s ESOP. Presently, the Company does not have stock-based compensation programs. However, such programs may be adopted in the future.

In December 2004 the FASB issued Statement on Financial Accounting Standard No. 153 “Exchanges of Nonmonetary Assets an amendment of APB No. 29”. Under the new standard, exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, applies for fiscal years beginning after June 15, 2005. The effect of this new standard on the Company’s financial position or results of operations is not expected to be material upon or after adoption.

In December 2004 the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-03 requires that a valuation allowance for loans acquired in a transfer, including a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect of this new standard on the Company’s financial position or results of operations is not expected to be material upon or after adoption.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

(Continued)

      83.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 — SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
December 31, 2004

Government-sponsored enterprises	$20,852,939	$6,250	$(116,493)
State and municipal	11,930,903	32,140	(23,379)
Mortgage-backed	10,602,548	13,345	(75,153)
Mutual funds	9,889	—	(111)
Corporate commercial paper	9,967,031	—	(18,649)

	$53,363,310	$51,735	$(233,785)

December 31, 2003

Government-sponsored enterprises	$7,473,100	$—	$(26,900)
State and municipal	15,200,940	76,980	(21,519)
Mortgage-backed	1,311,878	4,825	(8,501)
Mutual funds	2,052,837	—	(28,632)

	$26,038,755	$81,805	$(85,552)

Sales of securities available for sale for the years ended December 31 were as follows:

	2004	2003	2002
Proceeds	$3,013,881	$14,306,859	$—
Gross gains	8,443	82,615	—
Gross losses	(46,978)	(46,556)	—

The tax benefit (provision) related to these net realized gains and losses was $14,643, $(13,702), and $0, respectively.

(Continued)

      84.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

The fair value of debt securities segregated by contractual maturity as of December 31, 2004, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or property penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and mutual funds, are shown separately.

2004
Due in one year or less	$19,431,052
Due in one to five years	22,409,821
After ten years	910,000

42,750,873
Mortgage-backed securities	10,602,548
Mutual funds	9,889

$53,363,310

At December 31, 2004 and 2003, there were no holdings of securities of any one issuer, other than the Government-sponsored enterprises, in an amount greater than 10% of equity.

Securities with unrealized losses at December 31, 2004 and 2003 not recognized in income are as follows:

	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2004
Government- sponsored enterprises	$2,980,313	$(19,687)	$13,866,376	$(96,806)	$16,846,689	$(116,493)
State and municipal	4,334,209	(8,442)	2,972,533	(14,937)	7,306,742	(23,379)
Mortgage-backed	5,230,305	(75,153)	—	—	5,230,305	(75,153)
Mutual funds	9,889	(111)	—	—	9,889	(111)
Corporate commercial paper	9,967,031	(18,649)	—	—	9,967,031	(18,649)

Total temporarily impaired	$22,521,747	$(122,042)	$16,838,909	$(111,743)	$39,360,656	$(233,785)

2003
Government- sponsored enterprises	$7,473,100	$(26,900)	$—	$—	$7,473,100	$(26,900)
State and municipal	3,142,395	(21,519)	—	—	3,142,395	(21,519)
Mortgage-backed	—	—	505,652	(8,501)	505,652	(8,501)
Mutual funds	—	—	1,958,331	(28,632)	1,958,331	(28,632)

Total temporarily impaired	$10,615,495	$(48,419)	$2,463,983	$(37,133)	$13,079,478	$(85,552)

(Continued)

85.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Interest income earned from securities exempt from federal income tax was $261,169, $256,263, and $81,692 for the years 2004, 2003, and 2002, respectively.

NOTE 3 — LOANS, NET

Loans at December 31 are summarized as follows:

	2004	2003
Commercial – nonmortgage	$3,711,373	$3,553,525
Commercial real estate and multifamily	65,219,848	64,066,682
Construction loans	16,852,503	30,576,228
One to four family residential mortgage	303,543,788	236,958,848
Consumer and other loans
Automobile	31,384,685	35,606,428
Unsecured	18,870,894	17,795,949
Home equity	60,076,613	39,216,854
Land	12,077,681	5,729,196
Credit card	—	334,760
Other	7,638,221	7,187,584

	519,375,606	441,026,054
Allowance for loan losses	(3,956,230)	(6,593,329)
Net deferred loan (fees) costs	1,472,918	553,729
Premiums on purchased loans	818,780	635,097

Loans, net	$517,711,074	$435,621,551

(Continued)

86.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 — LOANS, NET (Continued)

     Activity in the allowance for loan losses was as follows:

	Years Ended
	December 31,
	2004	2003	2002
Beginning balance	$6,593,329	$4,691,767	$3,765,676
Provision for loan losses	2,974,933	4,237,947	3,683,505
Loans charged-off	(6,420,137)	(3,247,968)	(3,503,207)
Recoveries	808,105	911,583	745,793

Ending balance	$3,956,230	$6,593,329	$4,691,767

The charge-offs in 2004 include a $4 million charge-off on one lending relationship that has been previously classified as an impaired loan relationship. During the first quarter of 2004, the operations of the borrower ceased when key business permits necessary for the borrower to conduct ongoing operations were revoked by the municipality where the borrower operated. Accordingly, management recorded additional provision for loan losses on this lending relationship in the first quarter of 2004 as well as the $4 million charge-off. At December 31, 2004, the outstanding balance is $704,000 and a specific loss allocation of $308,000 remains on that amount. Upon liquidation, management believes the available collateral will provide sufficient cash flow to repay the remaining net carrying value of $396,000. The lending relationship continues to be reported as an impaired loan relationship.

Impaired loans as of December 31, 2004 and 2003 were as follows:

	2004	2003
Year-end loans with no allocated allowance for loan losses	$915,000	$—
Year-end loans with allocated allowance for loan losses	7,543,000	11,439,000

Total	$8,458,000	$11,439,000

Amount of the allowance for loan losses allocated to impaired loans	$1,483,000	$4,059,000

(Continued)

87.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 — LOANS, NET (Continued)

	Years Ended
	December 31,
	2004	2003	2002
Average of impaired loans during the period	$7,018,000	$13,104,000	$1,852,000
Interest income recognized during impairment	—	536,000	—
Cash-basis interest income recognized	11,000	536,000	—

Nonperforming loans were as follows:

	Years Ended
	December 31,
	2004	2003	2002
Loans past due over 90 days still on accrual	$—	$—	$—
Non-accrual loans	6,658,000	7,567,000	2,897,000

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans. For the years ended December 31, 2004 and 2003 contractual gross interest income of $466,919 and $ 508,533 would have been recorded on non-performing loans if those loans had been current. Actual interest recorded on such loans in 2004 was $12,165 and $0 in 2003.

In August 2001, the Company entered into a sale and servicing agreement whereby a pool of leases totaling $2,011,000 was purchased. The leases are collateralized by small equipment and automobiles. In addition, each lease is backed by a surety bond, obtained by the seller and provided as a part of the purchase agreement for the pool of leases. The surety bonds obligate the insurance company to pay even in the event there was fraud. When payments were not received in December 2001 the Company filed claims with the insurance company on the surety bonds for past due payments. At December 31, 2001, the remaining balance on the pool of leases was $1,924,000. At December 31, 2001, management had not made any provision for loan losses with respect to these leases.

During 2002, the insurance company did not perform on the claims made on it. Therefore, in early 2002, the Company placed the leases on nonaccrual status. The insurance company alleged that most, if not all, of the leases sold by the seller were fraudulent or fictitious. The insurance company has filed a suit against the seller of the leases. Subsequent to the suit against the seller, the insurance company later named the Company as a defendant. The seller of the leases has since filed bankruptcy and the Company does not expect significant recovery

(Continued)

88.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 — LOANS, NET (Continued)

from the seller or the bankruptcy trustee. The Company filed a suit against the insurance company, asserting, among other things, breach of contract and bad faith in issuing their surety even in the case of fraud, and then failing to perform. In 2002, the Company was informed by the bankruptcy trustee that certain leases owned by the Company were fictitious. As a result, the Company charged-off approximately $251,000 during 2002. As of December 31, 2002, the remaining balance on these leases was approximately $1,664,000 and was classified as impaired. Management is vigorously pursuing collection on the surety bonds under the terms of those bonds. At December 31, 2002, management had allocated approximately $667,000 of the allowance for loan losses with respect to these leases.

During 2003, management continued to pursue collection on the surety bonds. In December 2003, the Company charged-off an additional $664,000 of the leases. At December 31, 2003, the remaining balance on these leases was approximately $1,000,000, and management has allocated approximately $150,000 of the allowance for loan losses with respect to these leases.

During 2004, the Company reached a settlement in principle with the bankruptcy trustee and the seller. The trustee will forever give up claims against the Company and pay the Company all monies it collected on the leases, approximately $170,000. Management expects approval of the bankruptcy settlement agreement during the first quarter of 2005 with receipt of the funds shortly thereafter. As of December 31, 2004, management continues to vigorously pursue collection on the surety bonds from the insurance company. Legal costs incurred on this matter were $546,000, $500,000, and $447,000 for 2004, 2003, and 2002 and are reported in outside professional services in the consolidated statements of income.

The previous charge-offs on these leases and the current level of allowance for loan losses allocation for the remaining balance of these leases are indicative of the Company’s best estimate of the probable losses incurred, based on consultation with legal counsel. Although management continues to vigorously pursue collection on the surety bonds, collection of any amount, including the $850,000 ($1,000,000 remaining balance less $150,000 allocation of the allowance for loan losses) net amount included in the Company’s financial statements as of December 31, 2004, or the gross amount of $1.9 million, cannot be assured. The Company believes that there is a possibility that no amount will be collected in the future; therefore, the Company may incur additional losses up to the $850,000. Collection of the full $1.9 million claim may also occur, although this is not considered likely as the Company likely will need to settle at some lower amount, and may not collect any amount, as noted above.

(Continued)

89.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 — LOANS, NET (Continued)

The Company has originated loans in the ordinary course of business with directors and executive officers and their associates. These loans totaled approximately $1,267,000 and $1,286,000 at December 31, 2004 and 2003. The activity on these loans for 2004 was as follows:

Beginning balance	$1,286,000
New loans	153,000
Effect of changes in related parties	—
Repayments	(172,000)

Ending balance	$1,267,000

On July 31, 2003, the Company sold its credit card portfolio with balances totaling $12,953,000 to a third party. As a result of the sale a gain of $2,583,000 was recorded. At December 31, 2003, a liability for final settlement of the sale in the amount of $265,000 was recorded in the consolidated balance sheet. The liability was established by an offset to the gain on sale. The liability was settled in the first quarter of 2004. In conjunction with the sale, the Company entered into an alliance agreement with an initial term of five years. The alliance agreement permits the purchaser the rights to market credit cards to the Company’s customers. In addition, it restricts the Company from providing credit cards to its customers for a five-year period.

NOTE 4 — ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

	2004	2003
Loans	$1,950,893	$1,875,126
Securities available for sale	257,096	143,657
Securities purchased under agreements to resell	27,812	—
FHLB stock dividend	41,346	22,170

Total	$2,277,147	$2,040,953

(Continued)

90.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 5 — LAND, PREMISES, AND EQUIPMENT

Land, premises, and equipment at December 31 are summarized as follows:

	2004	2003
Land	$3,405,323	$3,405,323
Buildings and leasehold improvements	9,823,776	9,511,085
Furniture, fixtures, and equipment	6,591,010	6,413,759
Equipment in process	88,807	123,094

	19,908,916	19,453,261
Accumulated depreciation and amortization	(9,393,815)	(8,855,840)

	$10,515,101	$10,597,421

Depreciation expense was $1,066,479, $1,263,000, and $1,164,318 for 2004, 2003, and 2002.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the periods ending December 31 is as follows:

	2004	2003
Beginning of period	$2,661,190	$1,413,090
Increases in goodwill	—	1,248,100

End of period	$2,661,190	$2,661,190

The Company determined that goodwill was not impaired during the years ended December 31, 2004 and 2003.

Core Deposit Intangible Assets

Core deposit intangible assets included in other assets in the consolidated balance sheets as of December 31, 2004 and 2003 were as follows:

	2004		2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$611,023	$(220,067)	$611,023	$(137,769)

Aggregate amortization expense was $82,298, $73,831, and $63,938 for the years 2004, 2003, and 2002.

(Continued)

91.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS (Continued)

Estimated amortization expense for each of the next five years ending December 31:

2005	$82,832
2006	81,407
2007	43,785
2008	37,585
2009	35,369

The goodwill and intangible assets discussed above resulted from the following branch acquisitions:

2003 Branch Purchases

During 2003, the Company purchased two branch office facilities and assumed related deposits from another financial institution. Approximately $16.2 million of deposits were assumed, $1.5 million in fixed assets acquired, $4.0 million in loans acquired, $44,000 in other liabilities assumed and $9.1 million of cash was received. The transaction resulted in both amortizable intangibles and non-amortizable goodwill, totaling $1.6 million. The core deposit intangible (approximately $380,000) will be amortized to expense over 10 years using an accelerated method.

2002 Branch Purchase

In 2002, the Company purchased a branch office facility and assumed related deposits from another financial institution. Approximately $20.1 million of deposits were assumed, $750,000 in fixed assets acquired, $7.9 million in loans acquired, $24,000 in other liabilities assumed and $9.6 million of cash was received. The transaction resulted in both amortizable intangibles and non-amortizable goodwill, totaling $1.6 million. The core deposit intangible (approximately $231,000) will be amortized to expense over four years using an accelerated method.

NOTE 7 — DEPOSITS

Time deposits of $100,000 or more were approximately $86,907,000 and $56,488,000 at December 31, 2004 and 2003. Deposit balances over $100,000 are not federally insured.

Scheduled maturities of time deposits at December 31, 2004 were as follows:

2005	$147,021,911
2006	45,406,887
2007	28,006,869
2008	7,997,020
2009	17,609,542

$246,042,229

(Continued)

92.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 7 — DEPOSITS (Continued)

Deposits from directors, executive officers and their associates at December 31, 2004 and 2003 were approximately $1,739,000 and $1,205,000.

Interest expense on customer deposit accounts is summarized as follows:

	2004	2003	2002
Interest-bearing demand	$253,952	$168,060	$265,734
Savings and money market	1,313,426	1,627,794	2,344,748
Time	6,617,253	7,724,498	8,333,849

Total	$8,184,631	$9,520,352	$10,944,331

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2004 and 2003, advances from the Federal Home Loan Bank of Atlanta totaled $100,314,286 and $60,971,429 and had variable and fixed interest rates ranging from 1.23% to 6.93% (at both dates) with weighted average rates of 3.67% and 4.27%.

December 31,
The advances mature as follows:	2004
2005	$11,314,286
2006	5,000,000
2007	—
2008	5,000,000
2009	5,000,000
Thereafter	74,000,000

$100,314,286

The Company has a borrowing capacity of 30% of total assets with the Federal Home Loan Bank of Atlanta. The Company had mortgage loans totaling approximately $327,335,000 and $235,536,000 at December 31, 2004 and 2003 pledged as collateral for the FHLB advances. At December 31, 2004 and 2003 Atlantic Coast owned $5,511,400 and $3,081,500 of FHLB stock, which also secures debts to the FHLB.

(Continued)

93.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 9 — INTEREST RATE SWAPS

Since November 17, 2003 the Company has entered into interest rate swap agreements to make fixed payments in exchange for variable interest payments. The interest rate swaps are used to mitigate overall risk to changes in interest rates during the life of the swaps and are a component of the Company’s asset liability management strategy to reduce the risk that changes in interest rates will change net interest margin. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The interest rate swaps have been designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be fully effective during 2004 and 2003. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about all interest rate swaps as of December 31, 2004 follows:

Notional amounts	$20,000,000
Weighted average pay rates	3.16%
Weighted average receive rates	1.45%
Weighted average maturity	5.8 years

The amount of unrealized gains related to interest rate swaps at December 31, 2004 was $180,591. The related amounts and disclosures for 2003 are not material.

NOTE 10 — EMPLOYEE BENEFITS

Defined Contribution Plan: The Company has a qualified contribution plan covering substantially all full-time employees meeting certain age and length of service requirements. The plan consists of participants that may contribute between 2% and 75% of gross income, subject to an IRS maximum of $12,000, with a company match of up to 5%. For 2004, 2003, and 2002, the total plan expense was $267,799, $235,838, and $213,455.

(Continued)

94.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 10 — EMPLOYEE BENEFITS (Continued)

Director Retirement Plan: In July 2001, the Company established a director retirement plan for non-employee members of the Board. The plan provides monthly benefits for a period of ten years following retirement. For 2004, 2003, and 2002, the expense for the plan was $42,000, $114,500, and $303,500. The related plan liability was $441,455 and $488,500 at December 31, 2004 and 2003.

Deferred Director Fee Plan: In late 2002, the Company established a deferred director fee plan for certain directors electing to defer their director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2004 and 2003, the liability for the plan was $75,168 and $32,400.

Supplemental Retirement Plans: In 2002, the Company established supplemental retirement plans for certain officers. These plans generally provide for the payment of supplemental retirement benefits over a period of fifteen (15) to twenty (20) years after retirement. Vesting generally occurs over a ten-year period. For 2004, 2003 and 2002, expense for the supplemental retirement plans totaled $230,100, $220,096 and $108,192. The accrued liability for the plans totaled $558,388 and $328,288 at December 31, 2004 and 2003.

NOTE 11 — EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of January 1, 2004. The ESOP purchased 465,520 shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4,655,200 from the Company. The Company’s Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. In 2004 employees are eligible if they were employed as of the effective date of the plan through December 31, 2004 and had 1000 hours of service during the year. In subsequent years an employee becomes eligible on January 1st or July 1s immediately following the date they complete one year of service. Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

(Continued)

95.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 11 — EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

Contributions to the ESOP during 2004 were $568,052.

Compensation expense for shares committed to be released under the Company’s ESOP in 2004 was $624,262. Shares held by the ESOP were as follows:

Allocated to eligible employees	$46,552
Unearned	418,968

Total ESOP shares	$465,520

Fair value of unearned shares	$5,769,189

NOTE 12 — INCOME TAXES

Income tax expense was as follows:

	Years Ended
	December 31,
	2004	2003	2002
Current	$770,661	$2,710,352	$1,701,691
Deferred	984,160	(312,062)	(116,861)

Total	$1,754,821	$2,398,290	$1,584,830

The effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended
	December 31,
	2004	2003	2002
Income taxes at
Statutory rate of 34%	$1,681,863	$2,317,278	$1,622,373
Increase (decrease) from
State income tax, net of Federal tax effect	149,345	228,858	177,597
Tax-exempt income	(70,065)	(65,863)	(16,953)
Non-taxable gain	—	—	(208,174)
Cash surrender value increase	(58,907)	(73,691)	(29,363)
ESOP share release	53,972	—	—
Other, net	(1,387)	(8,292)	39,350

Income tax expense	$1,754,821	$2,398,290	$1,584,830

Effective tax rate	35.5%	35.2%	33.2%

(Continued)

96.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 12 — INCOME TAXES (Continued)

Deferred tax assets and liabilities were due to the following.

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$—	$523,648
Depreciation	825,695	685,111
Deferred compensation arrangements	379,940	310,379
Other real estate	10,540	66,058
Organizational costs	47,672	63,228
Net unrealized loss on securities	69,179	1,424
Interest income on non-accrual loans	18,817	—
Accrued expenses	110,112	—
Other	—	63,728

	1,461,955	1,713,576

Deferred tax liabilities:
Net unrealized gain on interest rate swaps	(68,625)	—
Allowance for loan losses	(363,014)	—
Deferred loan costs	(447,652)	(304,340)
Prepaid expenses	(129,930)	(54,462)
Core deposit intangibles	(99,584)	(47,964)
Other	(31,370)	—

	(1,140,175)	(406,766)

Net deferred tax asset	$321,780	$1,306,810

No valuation allowance was provided on deferred tax assets as of December 31, 2004 and 2003.

Balance sheet reclassifications between current and deferred income tax liabilities have been made to 2003 amounts to agree such amounts to the 2003 tax return filed by the Company.

A contingency reserve totaling $895,000 exists at December 31, 2004 and 2003. This reserve, established in 2000 upon becoming a taxable entity, reflects the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believes the filing position is supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it is unknown whether this accounting method would be sustained upon audit by either federal or state taxing authorities. The applicable statute of limitations with respect to the 2001 tax year will expire on September 15, 2005.

(Continued)

97.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 13 — REGULATORY MATTERS

Atlantic Coast Federal is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide for five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

Atlantic Coast Federal’s actual and required capital levels (in millions) and ratios were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital (to risk weighted assets)	$70.1	16.4%	$34.2	8.0%	$42.7	10.0%
Tier 1 (core) capital (to risk weighted assets)	67.5	15.8	17.1	4.0	25.6	6.0
Tier 1 (core) capital (to adjusted total assets)	67.5	10.9	24.7	4.0	30.8	5.0

As of December 31, 2003
Total capital (to risk weighted assets)	$42.6	12.4%	$27.5	8.0%	$34.4	10.0%
Tier 1 (core) capital (to risk weighted assets)	40.0	11.7	13.7	4.0	20.6	6.0
Tier 1 (core) capital (to adjusted total assets)	40.0	8.1	19.8	4.0	24.7	5.0

At December 31, 2004 and December 31, 2003, Atlantic Coast Federal was classified as “well capitalized.” There are no conditions or events since December 31, 2004 that management believes have changed the classification.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends, or Atlantic Coast Federal must convert to a commercial bank charter. Management believes that this test is met.

(Continued)

98.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 13 — REGULATORY MATTERS (Continued)

Banking regulations limit capital distributions by savings associations. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At January 1, 2005 approximately $10,916,000 was available to pay dividends to the Company.

At the requirement of the Office of Thrift Supervision (OTS), on May 29, 2003 the Board of Directors adopted a Resolution addressing certain areas of operation of the Company. The Resolution included an agreement to limit the total assets of the Company to no more than $510 million at December 31, 2003. In addition, the Board agreed to discontinue certain lending activities until adequate staffing, underwriting policies and procedures, and loan review programs were established and subject to review by the OTS. These lending activities included construction, non-residential real estate, multi-family real estate, land acquisition and land development, and non-mortgage commercial loans. As of December 31, 2003, the Company had addressed all matters related to the Resolution and was permitted to resume all lending activities except the origination of new commercial construction loans or non-mortgage commercial loans. Upon completion of their examination in April 2004, the OTS removed the remaining lending restrictions. There was no limitation on total assets subsequent to December 31, 2003.

The following is a reconciliation of Atlantic Coast’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2004 and 2003 (in thousands):

	2004	2003
GAAP equity	$70,619	$43,168
Intangible assets	(3,052)	(3,134)
Unrealized loss on securities available for sale	36	2
Unrealized gain on cash flow hedges	(112)	—

Tier I Capital	67,491	40,036
General allowance for loan losses	2,610	2,534

Total capital	$70,101	$42,570

NOTE 14 — COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

(Continued)

99.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 14 — COMMITMENTS AND CONTINGENCIES (Continued)

The principal commitments as of December 31 are as follows:

	2004	2003
Undisbursed portion of loans closed	$7,566,000	$28,759,000
Unused lines of credit	34,885,000	17,497,000
Commitment to purchase loans	9,300,000	—
Commitment to purchase securities available for sale	8,000,000	—

At December 31, 2004, the undisbursed portion of loans closed is primarily unfunded residential construction loans with fixed rates ranging from 3.9% to 6.5%. At December 31, 2004 the unused lines of credit was made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $18,005,000 and had interest rates that range from 4.5% to 18.00%; variable rate commitments totaled $16,880,000 and had interest rates that range from 1.9% to 10.0%.

At December 31, 2004, the Company had entered into a commitment to purchase $9,300,000 of adjustable rate mortgages that settle in February 2005. Also, at December 31, 2004, the Company was committed to purchase $8,000,000 of variable rate FHLB bonds that will settle in January 2005.

At December 31, 2004 the Company had agreements, subject to due diligence, to purchase land for two future branch sites totaling $2.3 million.

The Company has no standby letters of credit at December 31, 2004 or 2003.

Since certain commitments to make loans and lines of credit and to fund loans in process expire without being used, the amount does not necessarily represent future cash commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded on the consolidated balance sheet.

Under an employment agreement with the chief executive officer, certain events leading to separation from the Company could result in cash payments equal to two times the chief executive officer’s base salary. Since payments are contingent upon certain events, the Company accrues for no liability.

The Company maintains lines of credit with two financial institutions that total $20.5 million. There was no balance outstanding with either line as of December 31, 2004 and 2003.

(Continued)

100.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 15 — EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation is as follows:

	2004	2003
Basic
Net income	$3,191,834	$4,417,234

Weighted average common shares outstanding	10,127,604	8,728,500
Less: Average unallocated ESOP shares	(111,801)	—

Average shares	10,015,803	8,728,500

Basic earnings per common share	$0.32	$0.51

There were no potential dilutive common shares for the periods presented. There were no common shares outstanding prior to January 1, 2003.

NOTE 16 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Unrealized holding gains and (losses) on securities available for sale	$(216,837)	$(82,227)	$70,545
Less reclassification adjustments for (gains) losses recognized in income	38,535	(36,059)	—

Net unrealized gains and (losses)	(178,302)	(118,286)	70,545
Tax effect	67,755	44,949	(26,807)

Net-of-tax amount	(110,547)	(73,337)	43,738

Change in fair value of derivatives used for cash flow hedges	180,591	—	—
Tax effect	(68,625)	—	—

Net-of-tax amount	111,966	—	—

Other comprehensive income (loss)	$1,419	$(73,337)	$43,738

(Continued)

101.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments were as follows at.

	Years Ended
	December 31,
	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$25,707,885	$25,708,000	$8,995,824	$8,996,000
Other interest-bearing deposits in other financial institutions	900,000	900,000	500,000	500,000
Securities purchased under agreements to resell	11,800,000	11,800,000	—	—
Securities available for sale	53,363,310	53,323,000	26,038,755	26,039,000
Real estate mortgages held for sale	80,545	81,000	487,183	487,000
Loans, net	517,711,074	515,710,000	435,621,551	434,872,000
Federal Home Loan Bank stock	5,511,400	5,511,000	3,081,500	3,082,000
Accrued interest receivable	2,277,147	2,227,000	2,040,953	2,041,000
Bank owned life insurance	4,923,555	4,924,000	4,750,300	4,750,000
Interest rate swaps	180,591	181,000	—	—

FINANCIAL LIABILITIES
Deposits	(435,682,197)	(439,048,000)	(392,255,825)	(393,162,000)
Federal Home Loan Bank advances	(100,314,286)	(106,529,000)	(60,971,429)	(66,923,000)
Accrued interest payable	(527,641)	(528,000)	(360,451)	(360,000)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, other interest-bearing deposit in other financial institutions, securities purchased under agreements to resell, Federal Home Loan Bank stock, accrued interest, demand and savings deposits and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

(Continued)

102.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 18 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
Cash and cash equivalents at subsidiary	$585,168	$50,000
Other interest bearing deposits at subsidiary	2,500,707	—
Securities available for sale	20,806,822	—
Investment in subsidiary	70,618,628	43,168,375
Note receivable from ESOP	4,140,460	—
Other assets	813,360	—

Total assets	$99,465,145	$43,218,375

Accrued employee benefit costs	$516,623	$—
Other accrued expenses	248,259	—
Total stockholders’ equity	98,700,263	43,218,375

Total liabilities and stockholders’ equity	$99,465,145	$43,218,375

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2004 and 2003

	2004	2003
Net interest income	$123,037	$—
Equity in net income of subsidiary	3,207,544	4,317,234
Dividends from subsidiary	—	100,000

Total income	3,330,581	4,417,234

Total expense	138,747	—

Net income	$3,191,834	$4,417,234

(Continued)

103.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 18 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004 and 2003

	2004	2003
Cash flow from operating activities
Net income	$3,191,834	$4,417,234
Adjustments:
Net change in other assets	(766,028)	—
Net change in other liabilities	764,882	—
Equity in undistributed earnings of subsidiary	(3,207,544)	(4,317,234)

Net cash from operating activities	(16,856)	100,000

Cash flow from investing activities
Purchase of securities available for sale	(20,931,382)	—
Payments received on ESOP loan	514,740	—
Net change in other interest bearing deposits at subsidiary	(2,500,707)	—
Capital contribution to subsidiary	(28,195,000)	—

Net cash from investing activities	(51,112,349)	—

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	51,664,373	$—
Dividends paid to mutual holding company	—	(50,000)

Net cash from financing activities	51,664,373	(50,000)

Net change in cash and cash equivalents	535,168	50,000

Cash and cash equivalents at beginning of period	50,000	—

Cash and cash equivalents at end of period	$585,168	$50,000

(Continued)

104.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 19 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net		Earnings per Share
	Income	Income	Income		Basic	Diluted
2004
First quarter	$7,540,000	$4,729,000	$341,000	(1)	$.03	$.03
Second quarter	7,670,000	4,865,000	1,354,000		.15	.15
Third quarter	8,096,000	5,011,000	1,004,000		.11	.11
Fourth quarter	8,466,000	5,251,000	493,000	(2)	.03	.03

2003
First quarter	$8,022,000	$4,936,000	$802,000		.09	.09
Second quarter	8,048,000	4,958,000	(149,000	)(3)	(.02)	(.02)
Third quarter	7,605,000	4,789,000	3,014,000	(4)	.35	.35
Fourth quarter	7,537,000	4,748,000	750,000		.09	.09

(1)	The first quarter of 2004 was significantly impacted by an increased provision for loan losses related to one loan relationship as discussed in Note 3.

(2)	The fourth quarter of 2004 was significantly impacted by increased compensation expense associated with the ESOP of $624,262 or $412,013 net of tax as discussed in Note 11. The ESOP was formed in connection with the execution of the minority stock offering on October 4, 2004 with an effective date of January 1, 2004.

(3)	The second quarter of 2003 was significantly impacted by an increased provision for loan losses.

(4)	The third quarter of 2003 was impacted by the sale of the Company’s credit card portfolio. In addition, a much lower provision for loan losses was recorded in comparison to the first and second quarter of 2003.

105.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10K, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”) ) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

Not applicable.

106.

Part III

Item 10. Directors and Executive Officers of the Registrant.

     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

1.	Consolidated Financial statements.

The consolidated financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.

The following information is filed as part of this Form 10-K and should be read should be read in conjunction with the consolidated financial statements contained in Item 8:

Report of Independent Registered Public Accounting Firm

All other schedules have been omitted because they were not applicable or because the required information has been included in the consolidated financial statements or notes thereto.

107.

Exhibits

3.1	Charter of Atlantic Coast Federal Corporation*

3.2	Bylaws of Atlantic Coast Federal Corporation*

4	Form of Common Stock Certificate of Atlantic Coast Federal Corporation*

10.1	Employee Stock Ownership Plan*

10.2	Employment Agreement with Robert J. Larison, Jr.*

10.3	Supplemental Executive Retirement Agreement with Robert J. Larison, Jr. *

10.4	Supplemental Executive Retirement Plan*

10.5	Director Retirement Plan*

10.6	Director Fee Deferral Plan*

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on March 25, 2004 (Registration No. 333-113923).

108.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FEDERAL
CORPORATION

Date: March 30, 2005	By:	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr.
President, Chief Executive Officer and
Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By: /s/ Robert J. Larison, Jr.	By: /s/ Jon C. Parker, Sr.

Robert J. Larison, Jr.	Jon C. Parker, Sr.
President, Chief Executive Officer and	Vice President, Chief Financial Officer
Director	and Director

Date: March 30, 2005	Date: March 30, 2005

By:/s/ John M. Hinson	By: /s/ Charles E. Martin

John M. Hinson	Charles E. Martin
Director	Director

Date: March 30, 2005	Date: March 30, 2005

By:/s/ I.J. McGahee	By: /s/ Cyril M. Morris

I. J. McGahee	Cyril M. Morris
Director	Director

Date: March 30, 2005	Date: March 30, 2005

By:/s/ Robert J. Smith	By: /s/ Forrest W. Sweat, Jr.

Robert J. Smith	Forrest W. Sweat, Jr.
Director	Director

Date: March 30, 2005	Date: March 30, 2005

By:/s/ H. Dennis Woods

H. Dennis Woods
Director

Date: March 30, 2005

109.