Form 10-K/A
period 2004-12-31
ATLANTIC COAST FEDERAL CORP
filed 2005-04-06
CIK 1284077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.1)

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

  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


    505 Haines Avenue
    Waycross, Georgia                                           31501
    (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code: (800) 342-2824

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $ .01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                        ---   ---

As of March 30, 2005, there were outstanding 14,547,500 shares of the Registrant's common stock, par value $.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2004 was $0.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                EXPLANATORY NOTE

        This Amendment Number One to the Registrant's Annual Report on Form 10-K is filed to correct the cover page of the Annual Report in order to reflect that certain executive officers of the Registrant and its subsidiary, Atlantic Coast Federal, did not file a Form 4 on a timely basis as discussed in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

                       ATLANTIC COAST FEDERAL CORPORATION
                          ANNUAL REPORT ON FORM 10-K/A
                                TABLE OF CONTENTS


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports                 1
Form 10-K/A Signature Page                                                     3
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002                          4
Exhibit 31.2 Certification of Chief  Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002                          5
Exhibit 32. Certification of Chief Executive Officer and Chief Financial
                Officer of Atlantic Coast Federal Corporation pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002               6

                                     PART IV

ITEM 15.  EXHIBITS AND  FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENTS FILED AS A PART OF THIS REPORT

    1.      Consolidated Financial statements.

            The consolidated financial statements are set forth under Item 8 of the report on Form 10-K*

    2.      Financial statement schedules.

            The following information is filed as part of the Form 10-K and should be read should be read in conjunction with the consolidated financial statements contained in Item 8:

            Report of Independent Registered Public Accounting Firm*

            All other schedules have been omitted because they were not applicable or because the required information has been included in the consolidated financial statements or notes thereto.

Exhibits

3.1      Charter of Atlantic Coast Federal Corporation **
3.2      Bylaws of Atlantic Coast Federal Corporation **
4        Form of Common Stock Certificate of Atlantic Coast Federal
         Corporation **
10.1     Employee Stock Ownership Plan **
10.2     Employment Agreement with Robert J. Larison, Jr. **
10.3     Supplemental Executive Retirement Agreement with Robert J. Larison,
         Jr. **
10.4     Supplemental Executive Retirement Plan **
10.5     Director Retirement Plan **
10.6     Director Fee Deferral Plan **
21       Subsidiaries of Registrant **
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------------
*        Form 10-K previously filed on March 30, 2005.

**       Incorporated by reference to the registrant's Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on March 25, 2004 (Registration No. 333-113923).

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ATLANTIC COAST FEDERAL
                                              CORPORATION

Date: April 5,  2005                    By:   /s/ Robert J. Larison, Jr.
                                              --------------------------
                                              Robert J. Larison, Jr.
                                              President, Chief Executive Officer
                                                 and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


By: /s/ Robert J. Larison, Jr.               By: /s/ Jon C. Parker, Sr.
   ---------------------------                  -----------------------
    Robert J. Larison, Jr.                       Jon C. Parker, Sr.
    President, Chief Executive                   Vice-President, Chief Financial
    Officer and Director                         Officer and Director
    (Principal Executive Officer)                (Principal Financial and
                                                 Accounting Officer)

    Date: April 5, 2005                          Date: April 5, 2005


By: /s/ John M. Hinson                       By: /s/ Charles E. Martin
   -------------------                          ----------------------
    John M. Hinson                               Charles E. Martin
    Director                                     Director

    Date: April 5, 2005                          Date: April 5, 2005


By: /s/ I.J. McGahee                         By: /s/ Cyril M. Morris
   -----------------                            --------------------
    I. J. McGahee                                Cyril M. Morris
    Director                                     Director

    Date: April 5, 2005                          Date: April 5, 2005


By: /s/ Robert J. Smith                      By: /s/ Forrest W. Sweat, Jr.
   --------------------                         --------------------------
    Robert J. Smith                              Forrest W. Sweat, Jr.
    Director                                     Director

    Date: April 5, 2005                          Date: April 5, 2005


By: /s/ H. Dennis Woods
   --------------------
    H. Dennis Woods
    Director

    Date: April 5, 2005