Form 10-Q
period 2005-03-31
ATLANTIC COAST FEDERAL CORP
filed 2005-05-16
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50962

ATLANTIC COAST FEDERAL CORPORATION

(Exact name of registrant as specified in its charter)

FEDERAL	59-3764686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

505 Haines Avenue
Waycross, Georgia	31501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800)342-2824

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $.01 Par Value	14,547,500

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Page Number
PART I.
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	25
PART II.

Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	26

Form 10-Q Signature Page	27

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO
EX-31.1: SECTION 302 CERTIFICATION OF PRESIDENT AND CEO
EX-31.2: SECTION 302 CERTIFICATION OF CFO
EX-32.1: SECTION 906 CERTIFICATION OF PRESIDENT AND CEO
EX-32.2: SECTION 906 CERTIFICATION OF CFO

Part I

ITEM 1- FINANCIAL STATEMENTS

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2005(unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from financial institutions	$8,521,462	$7,422,031
Short-term interest-bearing deposits	26,669,459	18,285,854

Total cash and cash equivalents	35,190,921	25,707,885
Other interest bearing deposits in other financial institutions	—	900,000
Securities purchased under agreements to resell	—	11,800,000
Securities available for sale	50,214,169	53,363,310
Real estate mortgages held for sale	769,091	80,545
Loans, net of allowance for loan losses of $4,348,806 at March 31, 2005 and $3,956,230 at December 31, 2004	547,454,814	517,711,074
Federal Home Loan Bank stock	6,174,400	5,511,400
Accrued interest receivable	2,485,559	2,277,147
Land, premises and equipment, net	11,444,451	10,515,101
Bank owned life insurance	14,974,506	4,923,555
Other real estate owned	673,943	306,679
Goodwill	2,661,190	2,661,190
Other assets	2,197,318	1,919,999

Total assets	$674,240,362	$637,677,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$39,440,067	$34,798,817
Interest bearing demand	46,118,015	30,581,713
Savings and money market	122,408,550	124,259,438
Time	253,475,181	246,042,229

Total deposits	461,441,813	435,682,197
Federal Home Loan Bank advances	109,657,142	100,314,286
Accrued expenses and other liabilities	3,622,761	2,981,139

Total liabilities	574,721,716	538,977,622

Commitments and contingencies	—	—

Preferred stock: $.01 par value; 2,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 18,000,000 shares authorized; 14,547,500 issued and outstanding at March 31, 2005 and December 31, 2004	145,475	145,475
Additional paid in capital	56,369,307	56,332,850
Unearned employee stock ownership plan (ESOP) shares of 407,330 shares at March 31, 2005 and 418,968 shares at December 31, 2004	(4,073,300)	(4,189,680)
Retained earnings	46,903,964	46,412,522
Accumulated other comprehensive income (loss)	173,200	(904)

Total stockholders’ equity	99,518,646	98,700,263

Total liabilities and stockholders’ equity	$674,240,362	$637,677,885

The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months
	Ended March 31,
	2005	2004
Interest and dividend income
Loans, including fees	$7,842,180	$7,353,061
Securities and interest-bearing deposits in other financial institutions	528,141	186,907
Securities purchased under agreements to resell	72,411	—

Total interest and dividend income	8,442,732	7,539,968

Interest expense
Deposits	2,425,251	1,986,021
Federal Home Loan Bank advances	1,052,350	825,183

Total interest expense	3,477,601	2,811,204

Net interest income	4,965,131	4,728,764

Provision for loan losses	523,240	1,544,050

Net interest income after provision for loan losses	4,441,891	3,184,714

Noninterest income
Service charges and fees	941,867	858,399
Gain on sale of real estate mortgages held for sale	11,399	166,437
Gain (loss) on sale of securities available for sale	—	8,444
Gain (loss) on sale of foreclosed assets	852	36,164
Commission income	99,244	86,288
Interchange fees	180,442	154,418
Other	52,832	44,427

	1,286,636	1,354,577
Noninterest expense
Compensation and benefits	2,229,380	1,985,837
Occupancy and equipment	375,696	345,792
Data processing	249,073	289,345
Advertising	106,709	86,590
Outside professional services	605,218	296,834
Interchange charges	147,049	256,104
Collection expense and repossessed asset losses	79,344	49,713
Telephone	116,365	134,074
Other	598,118	590,876

	4,506,952	4,035,165

Income before income tax expense	1,221,575	504,126

Income tax expense	439,183	163,542

Net income	$782,392	$340,584

Earnings per share:
Basic and diluted	$0.06	$0.03
Dividends declared per common share:	$0.05	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional	Unearned		Other
	Common	Paid In	ESOP	Retained	Comprehensive	Total
For the three months ended March 31, 2005	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balance at January 1, 2005	$145,475	$56,332,850	$(4,189,680)	$46,412,522	$(904)	$98,700,263

ESOP shares earned, 11,368 shares	—	36,457	116,380	—	—	152,837

Dividend declared	—	—	—	(290,950)	—	(290,950)
Comprehensive income:
Net income	—	—	—	782,392	—	782,392
Other comprehensive income (loss)	—	—	—	—	174,104	174,104

Total comprehensive income	—	—	—	—	—	956,496

Balance at March 31, 2005 (unaudited)	$145,475	$56,369,307	$(4,073,300)	$46,903,964	$173,200	$99,518,646

For the three months ended March 31, 2004
Balance at January 1, 2004	$10	$—	$—	$43,220,688	$(2,323)	$43,218,375
Comprehensive income:
Net income	—	—	—	340,584	—	340,584
Other comprehensive income (loss)	—	—	—	—	(276,962)	(276,962)

Total comprehensive income	—	—	—	—	—	63,622

Balance at March 31, 2004 (unaudited)	$10	$—	$—	$43,561,272	$(279,285)	$43,281,997

The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities
Net income	$782,392	$340,584
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	523,240	1,544,050
Gain on sale of real estate mortgages held for sale	(11,399)	(166,437)
Gain on the sale of other real estate owned	(852)	(36,164)
Loans originated for sale	(1,936,921)	(10,187,502)
Proceeds from loan sales	1,259,774	10,674,685
Gain (loss) on the sale of securities available for sale	—	(8,444)
ESOP compensation expense	152,837	—
Net depreciation and amortization	434,232	256,446
Net change in accrued interest receivable	(208,412)	26,390
Increase in bank owned life insurance	(50,951)	(42,546)
Net change in other assets	75,404	(479,550)
Net change in accrued expenses and other liabilities	350,672	2,451,792

Net cash from operating activities	1,370,016	4,373,304
Cash flows from investing activities
Net change in securities purchased under agreements to resell	11,800,000	—
Proceeds from maturities and payments of securities available for sale	10,948,755	4,075,000
Purchase of securities available for sale	(8,000,000)	(15,866,289)
Loans purchased	(17,499,749)	—
Net change in loans	(13,465,317)	(22,509,855)
Expenditures on premises and equipment	(1,167,688)	(349,410)
Proceeds from the sale of other real estate owned	157,546	928,188
Purchase of FHLB stock	(663,000)	(967,100)
Purchase of bank owned life insurance	(10,000,000)	—
Net change in other investments	900,000	500,000

Net cash used in investing activities	(26,989,453)	(34,189,466)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from financing activities
Net increase in deposits	$25,759,617	$99,815,354
FHLB advances	10,000,000	20,000,000
Repayment of FHLB advances	(657,144)	—

Net cash from financing activities	35,102,473	119,815,354

Net change in cash and cash equivalents	9,483,036	89,999,192

Cash and cash equivalents at beginning of period	25,707,885	8,995,824

Cash and cash equivalents at end of period	$35,190,921	$98,995,016

Supplemental information:
Interest paid	$3,407,687	$2,673,867
Income taxes paid	—	575,747
Supplemental non-cash disclosures:
Loans transferred to other real estate	$523,959	$48,126
Dividends declared	290,950	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Atlantic Coast Federal Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Federal (the “Bank”) and First Community Financial Services Inc. (“FCFS”), an inactive wholly owned subsidiary of the Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The 2004 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Form 10-K, should be read in conjunction with these statements.

Some items in the prior year Form 10-Q were reclassified to conform to the current presentation.

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

NOTE 3-IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This SFAS was to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) has announced that they will allow public companies to delay adoption, such that the Company’s

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

implementation will not be until the first interim period of 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The scope of the standard would not include the Company’s ESOP. Presently, the Company does not have stock-based compensation programs. However, such programs may be adopted in the future.

The Emerging Issues Task Force (EITF) has issued EITF Abstracts Issue No. 03-01(EITF No. 03-01) to provide application guidance for assessing when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. Implementation of the provisions of EITF No 03-01 have been delayed pending the issuance of implementation guidelines. Management is presently evaluating the impact of implementing EITF No. 03-01, but does not expect a material impact on the Company’s financial condition or results of operations upon adoption.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2005 the sum of individual advances from the Federal Home Loan Bank of Atlanta totaled $109,657,142 and had fixed and variable interest rates ranging from 2.57% to 6.93% with a weighted average interest rate of 4.01%.

As of March 31, 2005 the advances mature in each of the calendar years as follows:

2005	$10,657,142
2006	5,000,000
2007	2,000,000
2008	8,000,000
2009	5,000,000
Thereafter	79,000,000

$109,657,142

The Company has a borrowing capacity of 30% of total assets with the Federal Home Loan Bank of Atlanta. The Company had mortgage loans totaling approximately $377,180,000 at March 31, 2005 pledged as collateral for the advances. At March 31, 2005, Atlantic Coast Federal Corporation owned $6,174,400 of FHLB stock, which also secures debts to the FHLB.

NOTE 5-DIVIDENDS

During the first quarter of 2005, the Company’s board of directors declared our initial cash dividend at a rate of $0.05 per share. The dividend is payable on May 2, 2005 for stockholders’ of record on April 15, 2005. Atlantic Coast Federal, MHC (MHC) which holds 8,725,500 shares, or 60% of the Company’s total outstanding stock has informed us that the Office of Thrift Supervision (OTS) has approved MHC’s request to waive receipt of the dividend on their owned shares. Therefore, for the three months ending March 31, 2005, stockholders’ equity was only charged with a reduction of $290,950 for the declared dividends related to the minority stockholders. The amount of the cash dividend waived by MHC was $436,425.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 6-EARNINGS PER COMMON SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common share outstanding. A reconciliation of the numerator and denominator of the earnings per common share computation for the three months ended March 31, 2005 and 2004, is as follows:

	2005	2004
Basic
Net income	$782,392	$340,584

Weighted average common shares outstanding	14,547,500	8,728,500
Less: Average unallocated ESOP shares	418,968	—

Average shares	14,128,532	8,728,500

Basic earnings per common share	$0.06	$0. 03

There were no potential dilutive common shares for the periods presented.

NOTE 7-COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the three months ending March 31, 2005 and 2004 were as follows:

	2005	2004
Unrealized holding gains and (losses) on securities available for sale	$(178,619)	$77,860
Less reclassification adjustments for (gains) losses recognized in income	—	8,444

Net unrealized gains and (losses)	(178,619)	69,416
Tax effect	67,875	(26,378)

Net-of-tax amount	(110,744)	43,038

Change in fair value of derivatives used for cash flow hedges	459,433	(524,000)
Tax effect	(174,585)	204,000

Net-of-tax amount	284,848	(320,000)

Other comprehensive income (loss)	$174,104	$(276,962)

Part 1

ATLANTIC COAST FEDERAL CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements that are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation’s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Critical Accounting Policies

     Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of intangible assets including goodwill. Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to

Part 1

Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The provision for loan loss expense was $523,000 for the three months ending March 31, 2005, and $1.5 million for the same quarter in 2004. This decrease was primarily due to a $4 million charge-off occurring in the first quarter of 2004 on one impaired loan relationship.

     Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(111,000) and $43,000 for the three months ended March 31, 2005 and 2004, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

Part 1

     Atlantic Coast Federal Corporation assesses the carrying value of intangible assets and goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of Atlantic Coast Federal Corporation’s community banking segment, which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation’s goodwill totaled $2.7 million as of March 31, 2005; therefore, if Atlantic Coast Federal Corporation’s goodwill was determined to be impaired, Atlantic Coast Federal Corporation’s financial results could be materially impacted.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

     General. Our total assets increased by $36.6 million, or 5.7%, to $674.2 million at March 31, 2005, from $637.7 million at December 31, 2004. The increase in total assets was driven primarily by $29.7 million of net loan growth and an increase of $10.1 million in our bank owned life insurance investment. This growth was primarily funded with deposit growth of $25.8 million, or 5.9%, to $461.4 million at March 31, 2005, from $435.7 million at December 31, 2004. Borrowings from the Federal Home Loan Bank (FHLB) increased $9.3 million to supplement cash requirements to fund loan growth.

     Cash and cash equivalents. Cash and cash equivalents increased $9.5 million to $35.2 million at March 31, 2005, from $25.7 million at December 31, 2004. This increase represents a shift of the majority of funds received from the sale, at par, of the $11.8 million securities purchased under agreement to resell that were held at December 31, 2004. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy.

     Securities available for sale. Securities available for sale (AFS) decreased $3.2 million to $50.2 million as of March 31, 2005 from $53.4 million at December 31, 2004 as maturities of $10.0 million in commercial paper exceeded purchases of $8.0 million of FHLB debt securities.

Part 1

Securities available for sale are composed primarily of debt securities of government-sponsored organizations that issue mortgages or mortgage-backed securities. The percentage of such securities compared to the total portfolio was approximately 77% at March 31, 2005, and 60% at December 31, 2004. In the near term we expect the composition of our securities available for sale to continue to be weighted in this manner.

     Loans. Our net loan portfolio increased $29.7 million or 5.8%, to $547.5 million at March 31, 2005, from $517.7 million at December 31, 2004. New loan originations totaled $51.0 million for the three months ended March 31, 2005, of which $14.4 million, or 28.2%, was for one-to-four family residential mortgages or residential construction loans, $17.3 million, or 34.0% was for home equity and second mortgages, and $13.2 million, or 25.8% was for installment automobile and other consumer loans. Also, for the first time in several quarters, we had meaningful growth in commercial loans, as originations were $6.1 million or 12.0%. The pace of loan originations in the first quarter of 2005 continued the moderate rate we began to experience in the fourth quarter of 2004 as a result of rising interest rates on our on primary variable rate products. Therefore, we also purchased $17.0 million of loans, principally adjustable rate one-to- four family residential mortgages, to supplement the growth from loans originated in our retail network. Going forward in 2005, we expect internally generated loan originations to be moderate. Depending on liquidity, earning needs and the availability of high quality loan products, we may continue to purchase loans originated outside of our retail network.

     Allowance for Loan Losses. Our allowance for loan losses at March 31, 2005 was $4.3 million, or .79% of loans, compared to $4.0 million, or .76% of loans, at December 31, 2004. Net charge-offs for the three months ended March 31, 2005 and 2004, were $130,000 and $4.2 million, respectively. Total net charge-offs in the first quarter 2004, was almost entirely due to the charge-off of $4.0 million of a single problem loan relationship. The loans involved land acquisition and the construction of a water treatment plant for commercial and industrial customers. Due to the loss of municipal operating licenses, and the resultant impact to the business and collateral value, the loan was charged down to its estimated fair value. At March 31, 2005 the remaining balance of the loan relationship was $680,000, for which $302,000 of our allowance for loan losses was allocated. The remaining balance represents management’s estimated fair value of the underlying collateral; however, management determined that it was appropriate to provide an allowance for loan losses allocation to this balance in recognition of the ultimate uncertainty of the ultimate value that will be obtained for the collateral.

     The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $6.1 million and $6.7 million at March 31, 2005, and December 31, 2004, respectively and total impaired loans were approximately $8.0 million and $8.5 million at March 31, 2005, and December 31, 2004, respectively. The decrease in impaired loans was primarily the result of the improved financial condition and performance of a commercial real estate loan with a balance of $916,000. However, the reserves allocated for impaired loans increased $300,000 to $1.8 million at March 31, 2005, from $1.5 million at December 31, 2004, primarily due to a change in management’s estimate of collateral value for a commercial real estate loan secured by a long-term care facility. As of March 31, 2005, and December 31, 2004, all non-performing loans were classified as non-

Part 1

accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of March 31, 2005, and December 31, 2004. All non-performing loans, excluding small balance homogeneous loans, are also reported as impaired loans at March 31, 2005, and December 31, 2004.

     During the first quarter of 2005, we signed a settlement agreement with the bankruptcy trustee for the seller of a pool of leases we purchased in 2001. This agreement will allow us to collect approximately $170,000 in lease payments that are now being held by the bankruptcy trustee. The payments will be applied to the carrying balance of the leases that, net of the reserve we have allocated for this pool of leases, which was $850,000 at March 31, 2005. Collection of the total amount owed on the leases from the surety who had provided payment performance bonds for the leases, continues to be vigorously pursued under the terms of the bonds. Before applying any payments due from the bankruptcy trustee, the balance due is approximately $1.9 million (representing the balance outstanding prior to charge-offs taken). Total legal fees incurred on this matter for the three months ended March 31, 2005 and 2004 was $103,500 and $50,285, respectively. Collection of any amount, including the $850,000 net amount included in our consolidated financial statements at March 31, 2005, or the gross amount of $1.9 million, cannot be assured. We believe there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $850,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.

     Bank Owned Life Insurance. Bank owned life insurance was $15.0 million at March 31, 2005, an increase of $10.1 million from the balance invested at December 31, 2004. The increase was primarily due to the purchase of $10.0 million of additional life insurance policies on certain key executives.

     Deposits. Total deposits increased by $25.8 million, or 5.9%, to $461.4 million at March 31, 2005, from $435.7 million at December 31, 2004. Interest bearing demand accounts increased $15.5 million, or nearly 51.0%, to $46.1 million at March 31, 2005, from $30.6 million at December 31, 2004. The growth in interest bearing demand accounts continues the rapid growth experienced in the fourth quarter of 2004 following the introduction of a large balance, high interest rate, demand deposit product aimed at large-account customers who have a need to access their deposits more frequently than permitted by time deposits or money market accounts. A portion of the growth in interest bearing demand accounts was from existing money market accounts, which led to a decrease in savings and money market deposits of $1.9 million to $122.4 million at March 31, 2005, from $124.3 million at December 31, 2004. Time deposits increased $7.5 million, to $253.5 million at March 31, 2005, from $246.0 million at December 31, 2004. The majority of this increase was driven by the purchase of $6.0 million of brokered deposits that were used to meet loan and investment demands, or to replace other maturing time deposits. Total brokered deposits at March 31, 2005 and December 31, 2004 were $29.8 million and $23.8 million, respectively. The weighted average maturity of brokered deposits at March 31, 2005 was approximately 24 months and the weighted average interest rate was 3.15%. We expect future deposit growth as we expand our products and services in new and existing markets particularly in core deposits, and we also anticipate we will continue to purchase brokered deposits to meet liquidity demands.

Part 1

     Borrowings. FHLB advances increased $9.4 million, or 9.3%, to $109.7 million at March 31, 2005, from $100.3 million at December 31, 2004. The additional advances, which were acquired at fixed rates, will be used to replace $10.7 million of advances that mature later in 2005. The weighted average maturity of the new advances is approximately 46 months with a weighted average rate of 4.5%. Management expects that FHLB advances will continue to provide Atlantic Coast Federal Corporation with a significant additional funding source to meet the needs of its lending activities.

     Stockholders’ Equity. Stockholders’ equity increased $818,000 to $99.5 million at March 31, 2005, from $98.7 million at December 31, 2004. Additions to stockholders’ equity resulted from the recognition of net income of $782,000 for the three months ending March 31, 2005, the allocation of shares to employees under the Company’s Employee Stock Ownership Plan (ESOP) of $153,000 and other net comprehensive income of $174,000. The increase in net other comprehensive results from an increase in unrealized gains on interest rate swaps of $285,000, offset by additional unrealized losses on AFS securities of $111,000, net of taxes. The interest rate swaps have been designated as cash flow hedges of certain FHLB advances, and were determined to be fully effective during the first quarter of 2005. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The unrealized losses on AFS securities are due to changes in interest rates, and we consider their decline in value below their cost to be temporary. Going forward, we expect changes in interest rates to continue to cause swings in unrealized gains and losses from our interest rate swaps and AFS securities.

     During the first quarter of 2005, the Company’s board of directors declared our initial cash dividend at a rate of $0.05 per share. The dividend is payable on May 2, 2005 for stockholders’ of record on April 15, 2005. Atlantic Coast Federal, MHC (MHC) which holds 8,725,500 shares, or 60% of the Company’s total outstanding stock has informed us that the Office of Thrift Supervision (OTS) has approved MHC’s request to waive receipt of the dividend on their owned shares. Therefore, for the three months ending March 31, 2005, stockholders’ equity was only charged with a reduction of $290,950 for the declared dividends related to the minority stockholders. The amount of the cash dividend waived by MHC was $436,425.

     The equity to assets ratio decreased to 14.76% at March 31, 2005, from 15.48% at December 31, 2004. The decrease was primarily due to the rate of asset growth in the first quarter. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 15.2%, Tier 1 capital to risk-weighted assets was 14.6%, and Tier 1 capital to total adjusted total assets was 10.3% at March 31, 2005. These ratios as of December 31, 2004 were 16.4%, 15.8% and 10.9%, respectively.

Comparison of Results of Operation for the Three Months Ended March 31, 2005 and 2004

     General. Our net income for the three months ended March 31, 2005 was $782,000, which was $442,000 higher than for the same period in 2004. Net interest income increased 5.0%, or

Part 1

$236,000 in the first quarter of 2005 compared to same quarter in 2004, due to the growth of net interest-earning assets. The provision for loan loss expense in the first quarter of 2005, decreased significantly due to a large charge-off in the same quarter in 2004. These combined improvements in income for the first quarter of 2005 as compared to the same quarter in 2004, more than offset a small decline in non-interest income, and a 11.7%, or $472,000, increase in non-interest expense due to increased compensation and benefit costs and outside professional fees.

     Interest Income. Interest income increased $903,000 or 12.0%, to $8.4 million for the three months ended March 31, 2005, from $7.5 million for the same period in 2004. More than one-half of this increase is due to the increase in average outstanding loans of $85.5 million for the first quarter of 2005, compared to 2004. While total average outstanding loans increased, the yield on the loans for the first quarter of 2005 decreased by 69 basis points, to 5.90%, from 6.59% for the three months ended March 31, 2004. The decline in yield on loans is generally due to a change in the mix of loans and a continuingly low interest rate environment for longer-term loans. Interest income on securities and other interest bearing assets increased $414,000 for the three months ending March 31, 2005 to $601,000, from $187,000 for the same period in 2004. The majority of this increase is due to an average increase in outstanding balances invested in securities and other interest earning assets of $45.6 million. The amounts invested in the first quarter of 2005, have increased as the pace of loan growth has slowed (See “Comparison of Financial Condition at March 31, 2005 and December 31, 2004-Loans”) and there was additional liquidity from the stock offering in the fourth quarter of 2004, and strong deposit growth in the first quarter of 2005.

     As a strategy to reduce loan charge-offs and create a more stable loan portfolio, management has, over the last two years, redirected the Company’s loan originations so that the portfolio mix is away from the historically higher yielding, but higher risk-of-loss consumer loans, to lower yielding but also lower risk-of-loss, first and second mortgages on one–to-four-family dwellings. As evidence of this change in mix, first and second mortgages on one-to-four- family loans were an average of 72.9% of total average loans for the three months ended March 31, 2005 compared to an average of 66.4% for the same period in 2004. On the other hand, average outstanding automobile loans constituted 6.30% of total average loans for the quarter ending March 31, 2005, compared to 8.23% for the three months ended March 31, 2004. Management expects that automobile and other consumer lending will remain at current levels while we also purse a growth strategy in commercial loans. Our efforts in commercial lending have not, thus far, resulted in meaningful growth primarily because of the competition for this type of lending in our markets. However, we continue to believe that commercial lending represents an important part of developing a balanced loan portfolio, and intend to focus resources in this area of our business.

     We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated due to the utilization of the proceeds from the stock offering completed in the fourth quarter of 2004, as well as general growth from existing markets and possibly new markets. Our interest income could be adversely impacted by continued low interest rates and the type of interest earning-assets available for investment by the Company.

Part 1

     Interest Expense. Interest expense increased $666,000, or 23.7%, to $3.5 million for the quarter ending March 31, 2005, from $2.8 million for the same quarter in 2004 as average interest bearing liabilities increased $70.8, million, or 16.1% for the three months ended March 31, 2005, compared to the same three months in 2004. The total cost of funds increased 17 basis points to 2.72% for the first quarter of 2005, compared to the same period in 2004, due to increased rates paid on deposits. The yield on deposits was 2.37% for the first quarter of 2005, compared to 2.20% in 2004. This increase was primarily due to general market rate increases following Federal Reserve rate hikes occurring over the final three quarters of 2004 and the first quarter of 2005. We expect interest rates on deposits will continue to increase over the near term as market rates for deposits increase.

     Interest expense on FHLB advances increased $227,000, to $1.1 million, for the three months ended March 31, 2005, compared to the same period in 2004, as average outstanding borrowings increased $26.2 million, or 34.6%, in the first quarter of 2005, compared to the first quarter of 2004. This additional expense in 2005 is due to increased borrowings and was partially offset as the weighted average yield on FHLB advances declined 23 basis points in the first quarter of 2005, compared to the same quarter in 2004.

     Net Interest Income. Net interest income increased $236,000 to $5.0 million for the three months ended March 31, 2005, from $4.7 million for the same period in 2004. Our net interest spread was 2.73% for the first quarter of 2005, compared to 3.62% for the same quarter in 2004, while our net interest margin was 3.21% and 3.87%, for the same two quarters. The decline in the both the net interest spread and net interest margin is due to the decline in yield on our loan portfolio that reflects the change in the loan mix discussed above. Our rapid loan growth during 2004, primarily in one-to-four-family residential mortgages, as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates, and, therefore, the overall yield of our loan portfolio has declined. Management expects net interest income to continue to grow as the Company utilizes funds from the stock offering and deposit growth to expand its business. Net interest margins, however, will continue to decline in the near term, but this compression could level off or possibly ease in 2006 as the Company’s portfolio of short-term hybrid ARM residential mortgages begin to reset

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

Part 1

     Based on management’s evaluation of these factors, provisions of $523,000 and $1.5 million were made during the three months ended March 31, 2005 and 2004, respectively. A significant portion of the provision expense for 2004 was related to one problem loan relationship of which $4.0 million was charged-off during the quarter ending March 31, 2004 and required an additional provision expense of $1.4 million for that quarter.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

     Non-interest Income. Non-interest income decreased $68,000, to $1.3 million for the three months ended March 31, 2005, from $1.4 million for the same period in 2004. Gains from the sale of loans decreased $155,000 during the first quarter of 2005, compared to the same quarter in 2004, due to the sale of approximately $10.0 million of one-to-four family residential mortgages in 2004 as a part our overall asset/liability management strategy. Sales of mortgages in the first quarter of 2005 were $1.3 million for a gain of $11,000. The decrease in gains from loan sales was partially offset with an increase in service charges and fees of $84,000 to $942,000 for the three months ended March 31, 2005, compared to $858,000 for the same period in 2004. The growth in service charges and fees reflects a greater emphasis by our retail branch network to enforce the application and collection of fees under our existing fee structure. We expect service charges and fees will continue to grow as we expand our products and services in existing and new markets.

     Non-interest Expense. Our non-interest expense increased $472,000, to $4.5 million for the quarter ended March 31, 2005, from $4.0 million for the same quarter in 2004. The increase in non-interest expense is primarily due to increases of $244,000 for compensation and benefits and $308,000 in outside professional services. In 2005, compensation and benefits includes $153,000 for recognition of shares committed to be allocated to employees under the Company’s ESOP, which was established concurrent with the stock offering on October 4, 2004. The remaining increase in compensation and benefits is related to general cost of business increases. The increase in outside professional fees during the first quarter of 2005, compared to the same quarter in 2004, is primarily due to higher legal and accounting fees, mostly from benefit plan changes required by recent legislation, costs associated with Sarbanes-Oxley initiatives, and various tax planning initiatives These two increases were partially offset by a decrease in interchange charges of $109,000 primarily due to final interchange costs paid in the first quarter of 2004 for the Company’s credit card business in late 2003. We expect non-interest expense will increase in the future periods as a result of continued growth and expansion.

Part 1

     Income Tax Expense. Income tax expense increased to $439,000, for the three months ended March 31, 2005, from $164,000 for the same period in 2004. The increase is primarily due to an increase in income before income taxes when comparing the two quarters. We anticipate that income tax expense will continue to vary as income before income taxes varies.

Part 1

Average Balances, Net Interest Income, Yields Earned and Rates Paid

     The following table sets forth certain information for the three months ended March 31, 2005, 2004, and 2003 , respectively. The average yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2005			2004			2003
			Average			Average
	Average		Yield	Average		Yield	Average		Average
	Balance	Interest	/Cost	Balance	Interest	/Cost	Balance	Interest	Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$531,441	7,842	5.90%	$445,978	7,353	6.59%	$400,466	7,784	7.77%
Securities(2)	52,479	350	2.67	26,853	130	1.93	29,360	172	2.34
Other interest-earning assets(3)	35,752	250	2.80	15,737	57	1.46	12,832	66	2.06

Total interest-earning assets	619,672	8,442	5.45	488,568	7,540	6.17	442,658	8,022	7.25

Non-interest earning assets	33,993			32,096			18,057

Total assets	$653,665			$520,664			$460,715

INTEREST-BEARING LIABILITIES
Savings deposits	$66,760	74	0.45%	$76,050	150	0.79%	$58,191	157	1.08%
Interest bearing demand accounts	34,979	104	1.19	19,167	53	1.10	14,077	50	1.42
Money market accounts	57,241	338	2.36	58,938	198	1.34	59,925	292	1.95
Time deposits	251,059	1,910	3.04	211,252	1,585	3.00	217,326	2,053	3.78
Federal Home Loan Bank advances	101,874	1,052	4.13	75,691	825	4.36	43,699	534	4.89

Total interest-bearing liabilities	511,913	3,478	2.72	441,098	2,811	2.55	393,218	3,086	3.14

Non-interest bearing liabilities	42,123			35,176			28,004

Total liabilities	554,036			476,274			421,222
Stockholders’ equity	99,629			44,390			39,493

Total liabilities and stockholders’ equity	$653,665			$520,664			$460,715

Net interest income		$4,965			$4,729			$4,936

Net interest spread			2.73%			3.62%			4.11%

Net earning assets	$107,759			$47,470			$49,440

Net interest margin(4)			3.21%			3.87%			4.46%

Average interest-earning assets to average interest-bearing liabilities		121.05%			110.76%			112.57%

(1)	Calculated net of deferred fees and loss reserves. Nonaccrual loans included as loans carrying a zero yield.

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

Part 1

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

	Three Months Ended March 31,
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-Earning Assets
Loans receivable	$1,313	$(824)	$489	$827	$(1,258)	$(431)
Securities	158	63	221	(14)	(28)	(42)
Other interest-earning assets	112	81	193	13	(22)	(9)

Total interest-earning assets	1,583	(680)	903	826	(1,308)	(482)

Interest-bearing liabilities:
Savings deposits	(17)	(59)	(76)	41	(48)	(7)
Interest bearing demand accounts	47	4	51	15	(12)	3
Money market accounts	(6)	146	140	(4)	(90)	(94)
Time deposits	303	22	325	(56)	(412)	(468)
FHLB advances	272	(45)	227	354	(63)	291

Total interest-bearing liabilities	599	68	667	350	(625)	(275)

Net interest income	$984	$(748)	$236	$476	$(683)	$(207)

Part 1

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets.

     As part of its efforts to monitor and manage interest rate risk, the Company uses a Market Value of Portfolio Equity (“MVPE”) methodology that is similar to the Net Portfolio Value (“NPV”) methodology adopted by the OTS as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities. Annually, in the first quarter, management reviews the assumptions used in the MPVE methodology to ensure the financial nature of our asset and liability products are appropriately considered, and makes changes accordingly. Management and the Board of Directors review measurements of MVPE on a quarterly basis to determine whether Atlantic Coast Federal Corporation’s interest rate exposure is within the limits established by the Board of Directors in our interest rate risk policy. The tables presented below, as of March 31, 2005 and December 31, 2004, respectively, are analyses of Atlantic Coast Federal Corporation’s interest rate risk as measured by changes in MVPE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

     Atlantic Coast Federal Corporation’s asset/liability management strategy dictates acceptable limits on the amounts of change in given certain changes in interest rates. For decreases in interest rates of 100, 200 and 300 basis points, Atlantic Coast Federal Corporation’s policy requires the MVPE ratio to be at least 8.0%. For interest rate increases of 100, 200 and 300 basis points, our policy dictates that our MVPE ratio should not fall below 7.0%, 6.0% and 5.0%, respectively. As illustrated by the tables below, we are in compliance with this aspect of our asset/liability management policy.

     Our policy also dictates that for interest rate increases or decreases of 100, 200 or 300 basis points the percentage change in our MVPE ratio should not decrease by more than 7.5%, 15.0% and 25.0%, respectively. As illustrated by the tables below, we are in compliance with this aspect of our asset/liability management policy as well.

     As illustrated in the tables below, at December 31, 2004, Atlantic Coast Federal Corporation’s MVPE methodology indicated that we would have benefited slightly from an increase in interest rates. At March 31, 2005, after Management’s annual review and change in assumptions, the MPVE methodology indicated that we would be negatively impacted by an increase in interest rates. This difference is principally due to changes in the rate-reset assumptions used for adjustable rate mortgages. As illustrated in the tables below, Atlantic Coast Federal Corporation’s MVPE would be negatively impacted by decreases in interest rates of 100, 200 and 300 basis points as the current interest rate environment limits Atlantic Coast Federal Corporation’s ability to significantly reduce interest rates on many of Atlantic Coast Federal Corporation’s deposit products and borrowings from the FHLB.

23.

Part 1

March 31, 2005

Change in
Interest Rates					MVPE as % of Portfolio
In Basis					Value of Assets
Points		Market Value of Portfolio Equity			MVPE
(Rate Shock)	(1)	$ Amount	$ Change	% Change	Ratio	Change (1)
			(Dollars in Thousands)
+300		$108,924	$(22,406)	(17.06)%	17.52%	(174)bp
+200		120,553	(10,777)	(8.21)	18.68	(58)bp
+100		129,537	(1,793)	(1.37)	19.42	+17bp
0		131,330	—	—	19.26	—
(100)		127,077	(4,253)	(3.24)	18.37	(89)bp
(200)		112,403	(18,927)	(14.41)	16.25	(301)bp
(300)		99,138	(32,193)	(24.51)	14.28	(498)bp

December 31, 2004

Change in
Interest Rates					MVPE as % of Portfolio
In Basis					Value of Assets
Points		Market Value of Portfolio Equity			MVPE
(Rate Shock)	(1)	$ Amount	$ Change	% Change	Ratio	Change (1)
			(Dollars in Thousands)
+300		$125,480	$2,250	1.83%	20.55%	+142bp
+200		125,130	1,900	1.54	20.13	+100bp
+100		124,720	1,490	1.21	19.70	+57bp
0		123,230	—	—	19.13	—
(100)		118,400	(4,830)	(3.92)	18.14	(99)bp
(200)		108,030	(15,200)	(12.33)	16.46	(267)bp
(300)		95,870	(27,360)	(22.20)	14.54	(459)bp

(1)	Expressed in basis points(bp).

24.

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

     In evaluating Atlantic Coast Federal Corporation’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages (ARM’s), have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Atlantic Coast Federal Corporation considers all of these factors in monitoring its exposure to interest rate risk.

     The Board of Directors and management of Atlantic Coast Federal Corporation believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one-to-four family real estate loans. Also, to a limited degree, we have utilized interest rate swap agreements as a part of our asset/liability management strategy to reduce interest rate risk for $20,000,000 of our FHLB advances. We have determined that the fair value of these interest rate swaps was approximately $640,025 as of March 31, 2005. Finally, Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.

ITEM 4. – CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

25.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

March 31, 2005

Part II - Other Information

Item 1. Legal proceedings

The bankruptcy litigation involving the seller of the pool of leases the Company purchased in 2001, was discharged in March of 2005. The Trustee is currently holding certain funds, which constitute collections to which Atlantic Coast Federal, and other investors which purchased leases, have a claim. At this time, those funds are scheduled to be released to the claimants upon closure of the contention period in which other creditors may contest the settlement. Atlantic Coast Federal expects to receive approximately $170,000 from the bankruptcy trustee during the second quarter of 2005.

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

26.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

March 31, 2005

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: May 16, 2005	/s/ Robert J. Larison, Jr.

Robert J. Larison, Jr. – President and Chief Executive Officer

Date: May 16, 2005	/s/ Jon C. Parker, Sr.

Jon C. Parker, Sr. – Vice –President and
Chief Financial Officer

27.