Form 10-Q
period 2005-06-30
ATLANTIC COAST FEDERAL CORP
filed 2005-08-15
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class Common Stock, $.01 Par Value	Outstanding at June 30, 2005 14,808,820

ATLANTIC COAST FEDERAL CORPORATION
Form 10-Q Quarterly Report

Page Number
PART I.

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32

PART II.

Item 1. Legal Proceedings	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	34
Item 6. Exhibits	34

Form 10-Q Signature Page	35

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

Part I
ITEM 1 — FINANCIAL STATEMENTS
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005(unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from financial institutions	$9,257,892	$7,422,031
Short-term interest-bearing deposits	42,297,382	18,285,854

Total cash and cash equivalents	51,555,274	25,707,885
Other interest bearing deposits in other financial institutions	—	900,000
Securities purchased under agreements to resell	—	11,800,000
Securities available for sale	65,513,377	53,363,310
Real estate mortgages held for sale	86,303	80,545
Loans, net of allowance for loan losses of $4,189,134 at June 30, 2005 and $3,956,230 at December 31, 2004	550,550,792	517,711,074
Federal Home Loan Bank stock	6,624,400	5,511,400
Accrued interest receivable	2,532,457	2,277,147
Land, premises and equipment, net	11,811,043	10,515,101
Bank owned life insurance	15,127,596	4,923,555
Other real estate owned	494,000	306,679
Goodwill	2,661,190	2,661,190
Other assets	2,342,988	1,919,999

Total assets	$709,299,420	$637,677,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$37,297,308	$34,798,817
Interest bearing demand	59,961,475	30,581,713
Savings and money market	117,009,650	124,259,438
Time	271,298,807	246,042,229

Total deposits	485,567,240	435,682,197
Federal Home Loan Bank advances	119,657,143	100,314,286
Accrued expenses and other liabilities	4,536,622	2,981,139

Total liabilities	609,761,005	538,977,622

Commitments and contingencies	—	—

Preferred stock: $.01 par value; 2,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 18,000,000 shares authorized; 14,547,500 issued and outstanding at June 30, 2005 and December 31, 2004	145,475	145,475
Additional paid in capital	56,388,511	56,332,850
Unearned employee stock ownership plan (ESOP) shares of 395,692 shares at June 30, 2005 and 418,968 shares at December 31, 2004	(3,956,920)	(4,189,680)
Retained earnings	46,979,664	46,412,522
Accumulated other comprehensive income (loss)	(18,315)	(904)

Total stockholders’ equity	99,538,415	98,700,263

Total liabilities and stockholders’ equity	$709,299,420	$637,677,885

The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Loans	$8,359,595	$7,473,113	$16,201,776	$14,826,174
Securities and interest-bearing deposits in other financial institutions	859,808	196,741	1,387,946	383,648
Securities purchased under agreements to resell	—	—	72,411	—

Total interest and dividend income	9,219,403	7,669,854	17,662,133	15,209,822

INTEREST EXPENSE
Deposits	2,893,957	1,922,402	5,319,207	3,908,423
Federal Home Loan Bank advances	1,228,155	882,436	2,280,505	1,707,619

Total interest expense	4,122,112	2,804,838	7,599,712	5,616,042

NET INTEREST INCOME	5,097,291	4,865,016	10,062,421	9,593,780
Provision for loan losses	577,048	108,781	1,100,289	1,652,831

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,520,243	4,756,235	8,962,132	7,940,949

NONINTEREST INCOME
Service charges and fees	1,233,362	981,475	2,129,094	1,801,891
Gain on the sale of loans held for sale	53,235	2,076	64,634	168,513
Gain on the sale of securities available for sale	—	—	—	8,444
Gain on sale of foreclosed assets	40,875	18,885	41,727	54,549
Commission income	102,996	81,968	202,240	168,256
Interchange fees	192,795	166,069	373,237	320,487
Other	171,704	81,212	270,670	164,122

Total noninterest income	1,794,967	1,331,685	3,081,602	2,686,262

NONINTEREST EXPENSE
Compensation and benefits	2,352,317	1,835,163	4,583,781	3,822,613
Occupancy and equipment	434,421	347,301	808,034	691,480
Data processing	292,411	265,228	541,484	554,573
Advertising	172,852	91,278	279,561	177,868
Outside professional services	643,167	441,357	1,248,385	738,191
Interchange charges	154,347	176,473	301,396	432,577
Collection expense and repossessed asset losses	83,464	38,282	162,808	87,995
Telephone	132,856	135,980	249,221	270,054
Other	711,260	637,566	1,309,374	1,228,442

Total noninterest expense	4,977,095	3,968,628	9,484,044	8,003,793

INCOME BEFORE INCOME TAX EXPENSE	1,338,115	2,119,292	2,559,690	2,623,418
Income tax expense	435,651	765,380	874,834	928,922

NET INCOME	$902,464	$1,353,912	$1,684,856	$1,694,496

Earnings per share:
Basic and diluted	$0.06	$0.16	$0.12	$0.19

Dividends declared per common share:	$0.06	$—	$0.06	$—
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional	Unearned		Other
	Common	Paid In	ESOP	Retained	Comprehensive	Total
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
For the six months ended June 30, 2005

Balance at January 1, 2005	$145,475	$56,332,850	$(4,189,680)	$46,412,522	$(904)	$98,700,263

ESOP shares earned, 23,276 shares	—	55,661	232,760	—	—	288,421

Dividend	—	—	—	(1,117,714)	—	(1,117,714)

Comprehensive income:
Net income -	—	—	—	1,684,856	—	1,684,856
Other comprehensive income (loss)	—	—	—	—	(17,411)	(17,411)

Total comprehensive income	—	—	—	—	—	1,667,445

Balance at June 30, 2005 (unaudited)	$145,475	$56,388,511	$(3,956,920)	$46,979,664	$(18,315)	$99,538,415

For the six months ended June 30, 2004

Balance at January 1, 2004	$10	$—	$—	$43,220,688	$(2,323)	$43,218,375

Comprehensive income:
Net income	—	—	—	1,694,496	—	1,694,496
Other comprehensive income (loss)	—	—	—	—	106,258	106,258

Total comprehensive income	—	—	—	—	—	1,800,754

Balance at June 30, 2004 (unaudited)	$10	$—	$—	$44,915,184	$103,935	$45,019,129

The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$1,684,856	$1,694,496
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,100,289	1,652,831
Gain on sale of real estate mortgages held for sale	(64,634)	(168,513)
Gain on the sale of other real estate owned	(41,727)	(55,049)
Loans originated for sale	(5,607,503)	(10,328,352)
Proceeds from loan sales	5,666,379	10,826,788
(Gain) loss on the sale of securities available for sale	—	(8,444)
ESOP compensation expense	288,421	—
Net depreciation and amortization	855,878	631,682
Net change in accrued interest receivable	(255,310)	219,289
Increase in bank owned life insurance	(204,041)	(88,974)
Net change in other assets	(293,264)	(395,107)
Net change in accrued expenses and other liabilities	728,719	663,511

Net cash from operating activities	3,858,063	4,644,158
Cash flows from investing activities
Net change in securities purchased under agreements to resell	11,800,000	—
Proceeds from maturities and payments of securities available for sale	16,834,841	4,837,306
Proceeds from sales of securities available for sale	500,000	—
Purchase of securities available for sale	(29,685,798)	(991,777)
Loans purchased	(22,591,484)	—
Net change in loans	(12,149,246)	(65,408,271)
Expenditures on premises and equipment	(1,791,344)	(586,403)
Proceeds from the sale of other real estate owned	348,407	975,698
Purchase of FHLB stock	(1,113,000)	(1,467,100)
Purchase of bank owned life insurance	(10,000,000)	—
Net change in other investments	900,000	500,000

Net cash from investing activities	(46,947,624)	(62,140,547)
The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash flows from financing activities
Net increase in deposits	$49,885,043	$48,123,882
FHLB advances	20,000,000	30,000,000
Repayment of FHLB advances	(657,143)	—
Dividends paid	(290,950)	—

Net cash from financing activities	68,936,950	78,123,882

Net change in cash and cash equivalents	25,847,389	20,627,493

Cash and cash equivalents at beginning of period	25,707,885	8,995,824

Cash and cash equivalents at end of period	$51,555,274	$29,623,317

Supplemental information:
Interest paid	$7,407,687	$5,549,972
Income taxes paid	657,500	950,000
Supplemental non-cash disclosures:
Loans transferred to other real estate	$494,000	$133,126
Dividends declared	826,764	—
The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The 2004 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Form 10-K, should be read in conjunction with these statements.
Some items in the prior year Form 10-Q were reclassified to conform to the current presentation.
NOTE 2-USE OF ESTIMATES
The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reported periods. Actual results could differ from current estimates. Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets, including goodwill and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.
NOTE 3-IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standard (SFAS) No. 123, Revised, requires all public companies to record compensation cost for stock or stock options awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. This SFAS was to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) has announced that they will allow public companies to delay adoption until the first interim period of 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The Company’s stockholders approved a stock option plan and a stock award plan for recognition and retention of key employees and directors at the stockholders’ annual meeting on May 27, 2005. Initial awards under the 2005 Recognition and Retention Plan (the “Recognition Plan”) were made on July 1, 2005 and initial awards under our 2005 Stock Option Plan (the “Stock Option Plan”) were made on July 28, 2005. The Company intends to early adopt SFAS No. 123, Revised in the third quarter of 2005. The scope of the standard does not include the Company’s ESOP.
The Emerging Issues Task Force (EITF) issued EITF Abstracts Issue No. 03-01(EITF No. 03-01) to provide application guidance for assessing when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. Implementation of the provisions of EITF No 03-01 have been delayed pending the issuance of implementation guidelines. On June 29, 2005 the Financial Accounting Standards Board (FASB) decided to nullify certain paragraphs of EITF No. 03-01 that provide guidance on

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
determining whether an investment is other-than-temporarily impaired. Further, FASB decided not to issue additional guidance in the implementation guidelines about the meaning of other-than-temporary impairment, but instead will emphasize that companies should recognize other-than-temporary impairments by applying relevant current guidance, such as SFAS No. 115, “Accounting for Non-current Marketable Equity Securities”. Considering the latest guidance on EITF No. 03-01, management believes the Company’s current accounting for investment securities is appropriate for evaluating and accounting for any impairment of it’s investment security portfolio.
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES
At June 30, 2005 the sum of individual advances from the Federal Home Loan Bank of Atlanta totaled $119,657,143 and had fixed and variable interest rates ranging from 2.57% to 6.93% with a weighted average interest rate of 4.04%.
As of June 30, 2005 the advances mature in each of the calendar years as follows:

2005	$10,657,143
2006	5,000,000
2007	2,000,000
2008	8,000,000
2009	5,000,000
Thereafter	89,000,000

$119,657,143

The Company has a borrowing capacity of 30% of total Bank assets with the Federal Home Loan Bank of Atlanta. The borrowing capacity at June 30, 2005 was $205,811,000. The Company had mortgage loans totaling approximately $378,070,000 at June 30, 2005 pledged as collateral for the advances. At June 30, 2005, Atlantic Coast Federal Corporation owned $6,624,400 of FHLB stock, which also secures debts to the FHLB.
NOTE 5-DIVIDENDS
During the second quarter of 2005, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.06 per share. The dividend is payable on August 2, 2005 for stockholders’ of record on July 15, 2005. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 60% of the Company’s total outstanding stock has informed the Company that it will accept payment of the second quarter dividend on their owned shares. In the first quarter of 2005, MHC had waived receipt of the dividend on its owned shares of $436,425.
Total declared dividends for the six months ended June 30, 2005 charged to retained earnings was $826,764.
NOTE 6-EARNINGS PER COMMON SHARE
Earnings per common share is computed by dividing net income by the weighted average number of common share outstanding. A reconciliation of the numerator and denominator of the earnings per common share computation for the three and six months ended June 30, 2005 and 2004, is as follows:

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

	For the three-months		For the six-months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Basic
Net income	$902,464	$1,353,912	$1,684,856	$1,694,496

Weighted average common shares outstanding	14,547,500	8,728,500	14,547,500	8,728,500
Less: Average unallocated ESOP shares	418,968	—	418,968	—

Average shares	14,128,532	8,728,500	14,128,532	8,728,500

Basic earnings per common share	$0.06	$0.16	$0.12	$0.19

There were no potential dilutive common shares for the periods presented.
NOTE 7-COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes for the three and six months ended June 30, 2005 and 2004 were as follows:

	For the three-months		For the six-months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income	$902,464	$1,353,912	$1,684,856	$1,694,496
Other comprehensive income
Unrealized holding gains and (losses) on securities available for sale	31,482	(249,266)	(147,137)	(179,849)
Less reclassification adjustments for (gains) losses recognized in income	—	8,444	—	8,444

Net unrealized gains and (losses)	31,482	(240,822)	(147,137)	(171,405)
Tax effect	(11,963)	91,513	55,912	65,134

Net-of-tax amount	19,519	(149,309)	(91,225)	(106,271)

Change in fair value of derivatives used for cash flow hedges	(340,378)	866,961	119,055	342,788
Tax effect	129,344	(334,432)	(45,241)	(130,259)

Net-of-tax amount	(211,034)	532,529	73,814	212,529

Total other comprehensive income (loss)	$(191,515)	$383,220	$(17,411)	$106,258

Total comprehensive income	$710,949	$1,737,132	$1,667,445	$1,800,755

NOTE 8-SUBSEQUENT EVENTS
On July 1, 2005 the Company’s board of directors awarded 261,320 shares of restricted stock to outside directors and key employees under the Recognition Plan. Initially, the awarded shares were issued out of previously authorized but unissued common stock. In August 2005, the Company began a stock repurchase program, the acquired shares from which, will be used to replace the shares issued under the Recognition Plan. The restricted stock awards vest at the rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award. The cost of the awards, based on the grant date fair value is $3,214,236, and will be recognized over the vesting period.
On July 28, 2005 the Company’s board of directors awarded 360,106 stock options to outside directors and employees under the Stock Option Plan with an exercise price of

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
$13.73. The stock options vest at the rate of 20% per year, beginning on the first anniversary date of the award. The cost of the awards will be determined based on SFAS No. 123, Revised, when implemented and will be recognized over the vesting period.

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
Critical Accounting Policies
     Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of intangible assets including goodwill. Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the past loan loss experience, the nature and

Part 1
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
     We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The provision for loan loss expense was $1.1 million for the six months ended June 30, 2005, and $1.7 million for the same period in 2004. This decrease was primarily due to a $4 million charge-off occurring in the first quarter of 2004 on one impaired loan relationship.
     Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(91,000) and $(106,000) for the six months ended June 30, 2005 and 2004, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.
     Atlantic Coast Federal Corporation assesses the carrying value of intangible assets and goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of Atlantic Coast Federal Corporation’s community banking segment, which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation’s goodwill totaled $2.7 million as of June 30, 2005; therefore, if Atlantic Coast Federal Corporation’s goodwill was determined to be impaired, Atlantic Coast Federal Corporation’s financial results could be materially impacted.
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

Part 1
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
Comparison of financial condition at June 30, 2005 and December 31, 2004
     General. Our balance sheet growth for the period ended June 30, 2005 as compared to December 31, 2004 reflects double-digit growth. Deposit growth has outpaced loan demand, thereby enabling the Company to increase its investment in more liquid assets, such as securities available for sale.
     Following is a summarized comparative balance sheet as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,	Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in thousands)
Assets
Cash and cash equivalents	$51,555	$25,708	$25,847	100.5%
Other interest bearing investments	0	12,700	(12,700)	-100.0%
Securities available for sale	65,513	53,363	12,150	22.8%
Loans	554,740	521,667	33,073	6.3%
Allowance for loan loss	(4,189)	(3,956)	(233)	5.9%

Loans, net	550,551	517,711	32,840	6.3%
Loans held for sale	86	81	5	6.2%
Other assets	41,594	28,115	13,479	47.9%

Total assets	$709,299	$637,678	$71,621	11.2%

Liabilities and stockholders’ equity
Deposits
Non-interest bearing	$37,296	$34,799	$2,497	7.2%
Interest bearing transaction accounts	59,962	30,582	29,380	96.1%
Savings and money-market	117,010	124,259	(7,249)	-5.8%
Time	271,299	246,042	25,257	10.3%

Total deposits	485,567	435,682	49,885	11.4%
Federal Home Loan Bank advances	119,657	100,314	19,343	19.3%
Accrued expenses and other liabilities	4,537	2,982	1,555	52.1%

Total liabilities	609,761	538,978	70,783	13.1%
Stockholders’ equity	99,538	98,700	838	0.8%

Total liabilities and stockholders’ equity	$709,299	$637,678	$71,621	11.2%

     Cash and cash equivalents. Cash and cash equivalents is comprised principally of interest-earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy. Approximately one-half of the increased balance at June 30, 2005 as compared to December 31, 2004 is due to the sale, at par, of the $11.8 million securities under agreement to resell, which were held as other interest-bearing investments at December 31, 2004.
     Securities available for sale. Securities available for sale is comprised primarily of debt securities of government-sponsored organizations that issue mortgages, or mortgage-backed securities. The percentage of such securities compared to the total portfolio has grown from approximately 60% at

Part 1
December 31, 2004 to approximately 86% at June 30, 2005. In the near-term we expect the composition of our investment in securities available for sale to be continue to be heavily weighted in mortgage-backed securities or the debt of government- sponsored organizations that issue mortgages. The increase in securities available for sale from December 31, 2004 to June 30, 2005 was funded from deposit growth which outpaced loan growth.
     Loans. Following is a comparative composition of net loans as of June 30, 2005 and December 31, 2004:

					Increase(decrease)
			As of
	As of June	% of total	December	% of total
	30, 2005	loans	31, 2004	loans	Dollars	Percentage
	(Dollars In Thousands)
Commercial non-mortgage	$6,188	1.1%	$3,711	0.7%	$2,477	66.7%
Commercial real estate and multifamily	67,193	12.2%	65,220	12.6%	1,973	3.0%
Construction loans	14,324	2.6%	16,853	3.2%	(2,529)	-15.0%
One to four family residential mortgages	316,680	57.4%	303,544	58.4%	13,136	4.3%
Consumer and other loans
Automobile	34,516	6.3%	31,385	6.0%	3,131	10.0%
Unsecured	18,740	3.4%	18,871	3.6%	(131)	-0.7%
Home equity	70,653	12.8%	60,076	11.6%	10,577	17.6%
Land	12,310	2.2%	12,078	2.3%	232	1.9%
Other	10,697	1.9%	7,638	1.5%	3,059	40.0%

Total loans	551,301		519,376		31,925	6.1%
Allowance for loan losses	(4,189)	-0.8%	(3,956)	-0.8%	(233)	5.9%
Net deferred loan (fees) costs	2,538	0.5%	1,473	0.3%	1,065	72.3%
Premiums on purchased loans	901	0.2%	818	0.2%	83	10.1%

Loans, net	$550,551		$517,711		$32,840	6.3%

     The composition of our net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages, all secured by one-to-four family residences, with approximately 70% of our loans invested in those type of loans at June 30, 2005, and December 31, 2004. The current interest rate environment has resulted in a flattening interest rate yield curve, whereby interest rates for longer-term, fixed rated mortgages are nearly equal to short-term rates. Under such circumstances, our asset-liability strategy has been to emphasize shorter term or adjustable rate lending. However, due to significant competition in our market for adjustable-rate first mortgage loans on one-to-four family residences, loan originations generated from our internal retail network has been a modest $19.5 million for first six months of 2005. To supplement our investment in one-to-four family mortgages we purchased $22.6 million of adjustable rate one-to-four family loans. Depending on liquidity, earning needs, and the availability of high quality loans, we expect to continue to purchase adjustable rate one-to-four family residential mortgage loans to supplement our internal loan originations and maintain at least our current level of growth. On a more positive note, we have been very successful during the six months ended June 30, 2005 of growing our home equity loans, with a growth rate over December 31, 2004 of 17.6%. Originations of home equity loans during the six months ended June 30, 2005 were $36.2 million.
     After de-emphasizing auto lending during much of 2004 due to high charge-off rates and intense competition from non-financial institution lenders, we have begun to see growth in direct auto lending as

Part 1
the balance outstanding at June 30, 2005 was 10% higher than December 31, 2004 with originations of $10.0 million for the six month period. We expect to continue to pursue growth of auto loans in order to maintain it at the same relative level of our overall composition of loans.
     Although our lending activity will remain focused on loans secured by one-to-four family residences, we also intend to continue to pursue commercial and commercial real estate lending opportunities which fit our loan quality guidelines and give us an opportunity to diversify our loan portfolio.
     Allowance for Loan Losses. Our allowance for loan losses was .76% of total loans outstanding at June 30, 2005 and December 31, 2004. Allowance for loan losses activity for the six months ended June 30, 2005 and 2004 was as follows:

	2005	2004
	(In Thousands)
Beginning balance	$3,956	$6,593
Loans charged-off	(1,284)	(4,850)
Recoveries	417	422

Net charge-offs	(867)	(4,428)

Provision for loan losses	1,100	1,653

Ending balance	$4,189	$3,818

     Gross charge-offs in the first half 2004, were almost entirely due to the charge-off of $4.0 million of a single problem loan relationship. The loans involved land acquisition and the construction of a water treatment plant for commercial and industrial customers. Due to the loss of municipal operating licenses, and the resultant impact to the business and collateral value, the loan was charged down to its estimated fair value. During the second quarter of 2005, an additional $605,000 of the loan relationship was charged-off, leaving one remaining loan balance, that is fully collateralized by land, of $55,000 as of June 30, 2005.
     The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $2.2 million and $6.7 million at June 30, 2005, and December 31, 2004, respectively and total impaired loans were approximately $4.9 million and $8.5 million at June 30, 2005, and December 31, 2004, respectively. The decrease in impaired loans was primarily the result of a payoff received for a commercial real estate loan secured by a long-term care facility with a balance of $2.2 million and the $605,000 charge-off discussed above. Accordingly, the reserves allocated for impaired loans decreased $400,000 to $1.1 million at June 30, 2005, from $1.5 million at December 31, 2004. As of June 30, 2005, and December 31, 2004, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of June 30, 2005, and December 31, 2004. All non-performing loans, excluding small balance homogeneous loans, are also reported as impaired loans at June 30, 2005, and December 31, 2004.

Part 1
     During the first quarter of 2005, we signed a settlement agreement with the bankruptcy trustee for the seller of a pool of leases we purchased in 2001. In the second quarter of 2005 we collected approximately $207,000 in lease payments that were being held by the bankruptcy trustee. The payments were applied to the carrying balance of the leases that, net of the reserve we have allocated for this pool of leases, was $642,000 at June 30, 2005. Collection of the total amount owed on the leases from the surety who had provided payment performance bonds for the leases, continues to be vigorously pursued under the terms of the bonds. After applying the payments received from the bankruptcy trustee, the balance due is approximately $1.7 million (representing the balance outstanding prior to charge-offs taken). Total legal fees incurred on this matter for the six months ended June 30, 2005 and 2004 were $150,141 and $212,680, respectively. Collection of any amount, including the $642,000 net amount included in our consolidated financial statements at June 30, 2005, or the gross amount of $1.7 million, cannot be assured. We believe there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $642,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.
     Other assets . The increase in other assets was primarily due to the Company’s purchase of $10.0 million of additional bank owned life insurance policies on certain key executives in the first quarter of 2005. As of June 30, 2005 and December 31, 2004 the balance of bank owned life insurance policies was $15.1 million and $4.9 million, respectively.
     Deposits. The growth in interest bearing demand accounts, which began in the fourth quarter of 2004, continued throughout the second quarter of 2005 and was nearly double the balance since the end of 2004. This growth has been generated from our interest on checking product aimed at large-account customers who have a need to access their deposits more frequently than permitted by time deposits or money market accounts. Although the product is priced higher than our money market product, there has been limited erosion of our interest bearing products, as existing savings and money market accounts balances have declined less than 25% of the growth in the interest bearing demand accounts. Generally, we believe this marketing program has created numerous new customer relationships and, therefore, we have extended the marketing program beyond the original program end date of June 30, 2005, until the end of 2005. The increase in time deposits was driven in part by the purchase of $6.0 million of brokered deposits that were used to meet loan and investment demands, or to replace other maturing time deposits. Total brokered deposits at June 30, 2005 and December 31, 2004 were $27.1 million and $23.8 million, respectively. The weighted average maturity of brokered deposits at June 30, 2005, was approximately 21 months and the weighted average interest rate was 3.25%. Time deposits also increased as of June 30, 2005, as compared to the end of 2004, following our general deposit rate increases occurring during 2005 that have tracked rates in our market following the Federal Reserve Bank interest changes. We expect future deposit growth as we expand our products and services in new and existing markets particularly in core deposits, and we also anticipate we will continue to purchase brokered deposits to meet liquidity demands.
     Borrowings. The Company borrows funds from the Federal Home Loan Bank of Atlanta (FHLB) to support our lending and investment activities. The increase in FHLB borrowings as of June 30, 2005, as compared to December 31, 2004, is due to additional advances of $20 million made to take advantage of the unique current interest rate environment that has led to a flattening yield curve. The additional advances, which were acquired at fixed rates, will be used to replace $10.7 million of advances that mature later in 2005 and fund lending growth in 2005. The weighted average maturity of the new advances is approximately 50 months with a weighted average rate of 4.4%. Management expects that FHLB advances will continue to provide Atlantic Coast Federal Corporation with a significant additional funding source to meet the needs of its lending activities.

Part 1
     Stockholders’ Equity. Activity which increased stockholders’ equity as of June 30, 2005, as compared to the end of 2004, included the recognition of net income of $1.7 million for the six months ending June 30, 2005 and the allocation of shares to employees under the Company’s Employee Stock Ownership Plan (ESOP) of $288,000. We incurred other net comprehensive losses for the six months ending June 30, 2005 of $17,000 which decreased stockholders’ equity. The net other comprehensive loss in the first six months of 2005, resulted from an increase in unrealized gains on interest rate swaps of $74,000, offset by additional unrealized losses on AFS securities of $91,000, net of taxes. The interest rate swaps have been designated as cash flow hedges of certain FHLB advances, and were determined to be fully effective during the first six months of 2005. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The unrealized losses on AFS securities are due to changes in interest rates, and we consider their decline in value below their cost to be temporary. Going forward, we expect changes in interest rates to continue to cause swings in unrealized gains and losses from our interest rate swaps and AFS securities.
     During the second quarter of 2005, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.06 per share. The dividend is payable on August 2, 2005 for stockholders’ of record on July 15, 2005. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 60% of the Company’s total outstanding stock has informed us that it intends to accept receipt of the second quarter dividend on their owned shares. Accordingly, stockholders’ equity for the six months ending June 30, 2005, stockholders’ equity was reduced $826,764 for the declared dividend. Stockholders’ equity was also reduced for the payment to our minority stockholders of our initial dividend of $290,950, declared at a rate of $0.05 per share in the first quarter of 2005. The MHC waived receipt of the first quarter dividend payment on its owned shares. The second quarter 2005 declared dividend aside, we expect the MHC to waive receipt of payment on future dividends for its owned shares.
     The equity to assets ratio decreased to 14.03% at June 30, 2005, from 15.48% at December 31, 2004. The decrease was primarily due to the rate of asset growth in the first two quarters of 2005. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 16.02%, Tier 1 capital to risk-weighted assets was 15.16%, and Tier 1 capital to total adjusted total assets was 10.13% at June 30, 2005. These ratios as of December 31, 2004 were 16.4%, 15.8% and 10.9%, respectively.
Comparison of Results of Operation for the Three Months Ended June 30, 2005 and 2004.
     General. Our net income for the three months ended June 30, 2005 was $902,000 which was $452,000 less than for the same period in 2004. Net interest income increased 4.8%, or $232,000 in the second quarter of 2005 compared to the same quarter in 2004, due to the growth of net interest-earning assets. The provision for loan losses expense for the three months ended June 30, 2005, increased $468,000 from $109,000 for the same period in 2004, as that quarter’s provision for loan loss expense was reduced due to a reduction in specific allocations. Non-interest income for the second quarter of 2005 grew by 34.8% to $1.8 million as compared to $1.3 million for the same quarter in 2004, due to the implementation of several service charges and fees initiatives. The increase in non-interest income was more than offset by increased non-interest expense as it grew $1.0 million, or 25.4%, to $5.0 million for the three months ended June 30, 2005, from $4.0 million for the same period in 2004 due to increased compensation and benefit costs and outside professional services costs.

Part 1
     Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended June 30, 2005, 2004 and 2003, respectively. The average yields and costs are derived by dividing income or expense by the average balance or liabilities, respectively, for the periods presented.

	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$546,900	8,359	6.11%	$475,322	7,473	6.29%	$401,664	7808	7.78%
Securities (2)	58,510	459	3.14%	32,473	128	1.58%	36,006	158	1.76%
Other interest-earning assets (3)	50,379	401	3.18%	16,368	69	1.69%	24,652	83	1.35%

Total interest-earning assets	655,789	9,219	5.62%	524,163	7,670	5.85%	462,322	8,049	6.96%

Non-interest earning assets	43,188			31,430			32,038

Total assets	$698,977			$555,593			$494,360

INTEREST-BEARING LIABILITIES
Savings deposits	$62,783	67	0.43%	$83,688	92	0.44%	$75,227	207	1.10%
Interest on interest bearing demand	56,147	278	1.98%	28,704	64	0.89%	15,296	48	1.26%
Money market accounts	57,935	392	2.71%	57,125	181	1.27%	56,922	253	1.78%
Time deposits	262,522	2,157	3.29%	220,286	1,586	2.88%	231,374	2061	3.56%
Federal Home Loan Bank advances	117,570	1,228	4.18%	83,169	882	4.24%	42,286	521	4.93%

Total interest-bearing liabilities	556,957	4,122	2.96%	472,972	2,805	2.37%	421,105	3,090	2.94%

Non-interest bearing liabilities	41,292			37,929			32,500

Total liabilities	598,249			510,901			453,605
Stockholders’ equity	100,728			44,692			40,755

Total liabilities and stockholders’ equity	$698,977			$555,593			$494,360

Net interest income		$5,097			$4,865			$4,959

Net interest spread			2.66%			3.48%			4.03%

Net earning assets	$98,832			$51,191			$41,217

Net interest margin (4)			3.11%			3.71%			4.29%

Average interest-earning assets to average interest-bearing liabilities		117.74%			110.82%			109.79%

(1)	Calculated net of deferred fees and loss reserves. Nonaccrual loans included as loans carrying a zero yield.

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and terms deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

Part 1
     Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately the change due to volume and the change due to rate.

	Three Months Ended June 30,
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-Earning Assets
Loans receivable	$1,099	$(213)	$886	$1,298	$(1,633)	$(335)
Securities	148	183	331	(15)	(15)	(30)
Other interest-earning assets	233	99	332	(32)	18	(14)

Total interest-earning assets	1,480	69	1,549	1,251	(1,630)	(379)

Interest-Bearing Liabilities:
Savings deposits	(23)	(2)	(25)	21	(136)	(115)
Interest bearing demand accounts	94	120	214	33	(17)	16
Money market accounts	3	208	211	1	(73)	(72)
Time deposits	329	242	571	(95)	(380)	(475)
FHLB advances	360	(14)	346	443	(81)	361

Total interest-bearing liabilities	763	554	1,317	403	(688)	(285)

Net interest income	$717	$(485)	$232	$848	$(942)	$(94)

     Interest Income. The increase in interest income for the three months ended June 30, 2005 as compared to the same period in 2004 is primarily due to growth in interest earning assets, principally loans. The decline in yields on loans is generally due to a change in the mix of loans and a continuingly low interest rate environment for longer-term loans. Meanwhile, for the same comparative three-month periods, approximately 60% of the increased interest income on securities and other interest-earning assets has been due to growth in outstanding balances. This growth has occurred primarily because the pace of loan growth has slowed (See “Comparison of Financial Condition at June 30, 2005 and December 31, 2004-Loans”) while there was remaining liquidity from the stock offering in the fourth quarter of 2004, and strong deposit growth during the second quarter of 2005. Yields on investments in securities, and other interest-earning assets, has tracked upward consistent with increases to short-term interest rates.
     As a strategy to reduce loan charge-offs and create a more stable loan portfolio, management has, over the last two years, redirected the Company’s loan originations so that the portfolio mix is less dependent on historically higher yielding, but higher risk-of-loss consumer loans, to lower yielding but also lower risk-of-loss, first and second mortgages on one-to-four-family dwellings. As evidence of this change in mix, first and second mortgages on one-to-four- family loans were an average of 73.0% of total average loans for the three months ended June 30, 2005 compared to an average of 69.0% for the same period in 2004. On the other hand, average outstanding automobile loans constituted 6.0% of total average loans for the three months ended June 30, 2005, compared to 8.0% for the same period in 2004. Management expects that automobile and other consumer lending will be maintained at their current relative levels within the total loan portfolio, while we also purse a growth strategy in commercial and commercial real estate loans. Our efforts in commercial lending have not, thus far, resulted in meaningful growth primarily because of the

Part 1
competition for this type of lending in our markets. However, we continue to believe that commercial lending represents an important part of developing a balanced loan portfolio, and intend to focus resources in this area of our business.
     We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated due to the utilization of the proceeds from the stock offering completed in the fourth quarter of 2004 and deposit growth in existing markets and possibly new markets. Our interest income could be adversely impacted by continued low interest rates and the availability of the type of interest earning-assets desired for investment by the Company.
     Interest Expense. Approximately 60% of the increase in interest expense for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, was due to growth in average outstanding interest-on checking accounts, time deposits and advances from the FHLB. The remaining growth was due to rate increases for interest-bearing demand accounts, money market accounts and time deposits. The rate increases during the second quarter of 2005, for money market and time deposits, have generally been made to remain competitive within the market. The interest rates on interest on checking accounts are above the rates for comparable products in our market for large deposits in order to attract new customers and grow core deposits. Thus far in 2005, this marketing program for the interest on checking account product has been very successful in attracting new deposits, with minimal movement from existing customer accounts. Due to this success, we have extended the marketing program through the end of 2005. The rate of interest expense on FHLB advances has decreased 6 basis points as higher priced advances were paid off in late 2004, and replaced with longer term, lower cost funds. We expect interest rates on deposits will continue to increase over the near term as market rates for deposits increase.
     Net Interest Income. The decline in both the net interest spread and net interest margin for the three months ended June 30, 2005, as compared to the same period in 2004, is due to the decline in yield on our loan portfolio, that reflects the change in the loan mix discussed above, combined with an increased cost of funds due to increases we have made to our deposit rates in order to remain competitive in the market following Federal Reserve Board rate increases. Our rapid loan growth during 2004, primarily in adjustable rate one-to-four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates, and, therefore, the overall yield of our loan portfolio has declined. Due to the various interest rate reset terms of our ARM products, recent increases in market interest rates will not increase the interest rate yields on the 2004 originated ARM’s in the near term. As a result of these factors, as well as a flattening yield curve, net interest margins will continue to decline in the near term, but this compression could level off or possibly ease in 2006 as the Company’s portfolio of short-term hybrid ARM residential mortgages begin to reset. However, management expects net interest income to continue to grow as the Company utilizes deposit growth to expand its business and identifies opportunities to deploy the remaining funds from the stock offering into earning assets with higher yields.
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

Part 1
has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.
     Based on management’s evaluation of these factors, provisions of $577,000 and $109,000 were made during the three months ended June 30, 2005 and 2004, respectively. Comparatively, the provision for loan losses in the second quarter of 2005, was elevated over same quarter in 2004, as allocations for certain non-homogeneous loans in the second quarter of 2004, were reduced by approximately $300,000 because of improved borrower financial conditions.
     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.
     Non-interest income. The components of non-interest income for the three months ended June 30, 2005 and 2004 were as follows:

	For the three months ended June 30,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,233	$982	251	25.6%
Gain on sale of real estate mortgages held for sale	53	2	51	2,550.0%
Gain(loss) on sale of securities available for sale	—	—	—	—
Gain(loss) on sale of foreclosed assets	41	19	22	115.8%
Commission income	103	82	21	25.6%
Interchange fees	193	166	27	16.3%
Other	172	81	91	112.3%

	$1,795	$1,332	$463	34.8%

     Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of initiatives implemented beginning in the latter part of the first quarter of this year. These initiatives focus on improving our discipline over service charge and fee collections. Concurrent with the implementation of the initiatives, we also increased services charges and fees for certain transactions to be in-line with our market competitors. We expect continued growth of service charges and fees in 2005 as compared to 2004 as our initiatives become fully effective. We also expect ongoing growth in service charges and fees as we expand our products and services in existing and new markets.
     The growth in other non-interest income was primarily from increased cash surrender value of bank-owned life insurance of $107,000 for the three months ended June 30, 2005, as compared to the

Part 1
same period in 2004 as our investment increased to $15.1 million as of June 30, 2005, as compared to $4.8 million as of June 30, 2004.
     The increase in gain on sale of real estate mortgages held for sale is a function of increased activity in the second quarter of 2005, as compared to the same quarter in 2004. During the three months ended June 30, 2005, the Company had loan sales of $4.3 million, whereas there were nominal sales in the second quarter of 2004. The Company will continue to pursue opportunities to originate real estate mortgages to be held for sale in the future, but there is no certainty that we will be able to achieve meaningful volumes or realize gains on the sales.
     Non-interest expense. The components of non-interest expense for the three months ended June 30, 2005 and 2004 were as follows:

	For the three months ended June 30,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,352	$1,835	$517	28.2%
Occupancy and equipment	434	347	87	25.1%
Data processing	292	265	27	10.3%
Advertising	173	91	82	90.1%
Outside professional services	643	442	201	45.8%
Interchange charges	154	177	(23)	-13.0%
Collection expense and repossessed asset losses	84	38	46	121.1%
Telephone	133	136	(3)	-2.2%
Other	712	638	74	11.6%

	$4,977	$3,969	$1,008	25.4%

     Approximately one-half of the increased compensation and benefit expense for the three months ended June 30, 2005, as compared to the same period in 2004, was due to the cost associated with the Atlantic Coast Federal Employee Stock Ownership Plan (ESOP) which was implemented in the fourth quarter of 2004, following the completion of the minority stock offering. Also, director compensation for the second quarter of 2005 increased over 2004 due to payments of $152,000 made to retiring directors under the Company’s Director Emeritus program. Finally, normal annual merit increases for all associates as well as increased salary expense related to the operation and management of our retail branch network added to compensation and benefit expense for the second quarter of 2005, as compared to the three months in 2004. The increase in the cost of outside professional services for the three months ended June 30, 2005, as compared to the same period in 2004, is primarily due to outside accountant costs associated with Sarbanes-Oxley initiatives and various tax planning initiatives. Occupancy and equipment charges have increased for the three months ended June 30, 2005 as compared to the same quarter in 2004, due to higher real estate taxes, increased utilities and the additional lease expense associated with the Company’s Florida Regional Center, which we began occupying in latter part of the first quarter of 2005. Advertising expenses increased for the three months ended June 30, 2005, as compared to the same three months in 2004, due to production costs related to local television commercials.
     In general, we expect non-interest expense will increase in future periods as a result of continued growth and expansion and the costs associated with our operation as a public company. Specifically we

Part 1
expect compensation expense will increase in future periods as the company implements the Recognition Plan and Stock Option Plan that were approved during the annual stockholders meeting on May 27, 2005. On July 1, 2005 the Company’s board of directors awarded 261,320 shares of restricted stock to outside directors and key employees under the Recognition Plan. The restricted stock awards vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award. The cost of the award, based on the grant date fair value is $3.2 million, and will be recognized over the vesting period. On July 28, 2005 the Company’s board of directors awarded 360,160 stock options to directors and employees under the Stock Option Plan at an exercise price of $13.73. The awards vest at 20% per year beginning on the first anniversary date. The cost of the awards will be determined under SFAS No. 123, Revised, when implemented, and will be recognized over the vesting period.
     Income Tax Expense. Income tax expense decreased to $436,000, for the three months ended June 30, 2005, from $765,000 for the same period in 2004. The decrease is primarily due to a decrease in income before income taxes when comparing the two quarters. We anticipate that income tax expense will continue to vary as income before income taxes varies.

Part 1
Comparison of Results of Operation for the Six Months Ended June 30, 2005 and 2004.
     General. Our net income for the six months ended June 30, 2005 was $1.7 million, which was $9,000 less than the same period in 2004. Net interest income increased 4.9%, or $469,000 in the first 2 quarters of 2005 compared to 2004, due to the growth of net interest-earning assets. The provision for loan loss expense for the six months ended June 30, 2005, decreased $553,000 compared to the 2004 period primarily due to a large charge-off occurring in the first half of 2004, as previously discussed. Non-interest income for the first two quarters of 2005 grew by 14.7% to $3.1 million as compared to $2,686,000 for the same period in 2004 due to improved service charges and fees. Offsetting these combined improvements in income for the six months ended June 30, 2005, as compared to the same period in 2004, was a 18.5%, or $1,480,000, increase in non-interest expense due to increased compensation and benefit costs and outside professional service costs.
     Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the six months ended June 30, 2005, 2004 and 2003, respectively. The average yields and costs are derived by dividing income or expense by the average balance or liabilities, respectively, for the periods presented.

	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$539,213	16,202	6.01%	$460,650	14,826	6.44%	$396,059	15592	7.87%
Securities (2)	55,511	804	2.90%	29,663	253	1.71%	30,685	330	2.15%
Other interest-earning assets (3)	43,106	656	3.04%	16,052	131	1.63%	20,790	149	1.43%

Total interest-earning assets	637,830	17,662	5.54%	506,365	15,210	6.01%	447,534	16,071	7.18%

Non-interest earning assets	38,616			31,763			30,104

Total assets	$676,446			$538,128			$477,638

INTEREST-BEARING LIABILITIES
Savings deposits	$64,761	142	0.44%	$79,869	241	0.60%	$74,851	426	1.14%
Interest on interest bearing demand	45,622	382	1.67%	23,936	117	0.98%	14,690	104	1.42%
Money market accounts	57,590	729	2.53%	58,032	379	1.31%	50,106	477	1.90%
Time deposits	256,822	4,066	3.17%	215,769	3,171	2.94%	224,389	4114	3.67%
Federal Home Loan Bank advances	109,764	2,281	4.16%	79,430	1,708	4.30%	43,004	1055	4.91%

Total interest-bearing liabilities	534,559	7,600	2.84%	457,036	5,616	2.46%	407,040	6,176	3.03%

Non-interest bearing liabilities	41,703			36,551			30,229

Total liabilities	576,262			493,587			437,269
Stockholders’ equity	100,184			44,541			40,369

Total liabilities and stockholders’ equity	$676,446			$538,128			$477,638

Net interest income		$10,062			$9,594			$9,895

Net interest spread			2.69%			3.55%			4.15%

Net earning assets	$103,271			$49,329			$40,494

Net interest margin (4)			3.17%			3.79%			4.42%

Average interest-earning assets to average interest-bearing liabilities		119.32%			110.79%			109.95%

(1)	Calculated net of deferred fees and loss reserves. Nonaccrual loans included as loans carrying a zero yield.

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

Part 1
     Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately the change due to volume and the change due to rate.

	Six Months Ended June 30,
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(In Thousands)
Interest-Earning Assets
Loans receivable	$2,408	$(1,032)	$1,376	$2,324	$(3,090)	$(766)
Securities	306	245	551	(11)	(66)	(77)
Other interest-earning assets	347	178	525	(37)	19	(18)

Total interest-earning assets	3,061	(609)	2,452	2,276	(3,137)	(861)

Interest-Bearing Liabilities:
Savings deposits	(41)	(58)	(99)	27	(212)	(185)
Interest bearing demand accounts	148	117	265	52	(39)	13
Money market accounts	(3)	353	350	68	(166)	(98)
Time deposits	637	258	895	(153)	(790)	(943)
FHLB advances	632	(59)	573	797	(144)	653

Total interest-bearing liabilities	1,373	611	1,984	791	(1,351)	(560)

Net interest income	$1,688	$(1,220)	$468	$1,485	$(1,786)	$(301)

     Interest Income. The increase in interest income for the six months ended June 30, 2005 as compared to the same period in 2004 is primarily due to growth in interest earning assets, principally loans. The decline in yields on loans is generally due to a change in the mix of loans and a continuing low interest rate environment for longer-term loans. Meanwhile, for the same comparative six-month periods, approximately 60% of the increased interest income on securities and other interest-earning assets has been due to growth in outstanding balances. This growth has occurred primarily because the pace of loan growth has slowed (See “Comparison of Financial Condition at June 30, 2005 and December 31, 2004-Loans”) while there was remaining liquidity from the stock offering in the fourth quarter of 2004, and strong deposit growth during the first two quarters of 2005. Yields on investments in securities, and other interest-earning assets, has tracked upward consistent with increases to short-term interest rates.
     As a strategy to reduce loan charge-offs and create a more stable loan portfolio, management has, over the last two years, redirected the Company’s loan originations so that the portfolio mix is less dependent on historically higher yielding, but higher risk-of-loss consumer loans, to lower yielding but also lower risk-of-loss, first and second mortgages on one-to-four-family dwellings. As evidence of this change in mix, first and second mortgages on one-to-four- family loans were an average of 71.0% of total average loans for the six months ended June 30, 2005 compared to an average of 66.0% for the same period in 2004. On the other hand, average outstanding automobile loans constituted 6.0% of total average loans for the six months ended June 30, 2005, compared to 8.0% for the same period in 2004. Management expects that automobile and other consumer lending will be maintained at their current relative levels within the total loan portfolio, while we also purse a growth strategy in commercial and commercial real estate loans. Our efforts in commercial lending have not, thus far, resulted in meaningful growth primarily because of the

Part 1
competition for this type of lending in our markets. However, we continue to believe that commercial lending represents an important part of developing a balanced loan portfolio, and intend to focus resources in this area of our business.
     We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated due to the utilization of the proceeds from the stock offering completed in the fourth quarter of 2004 and deposit growth in existing markets and possibly new markets. Our interest income could be adversely impacted by continued low interest rates and the availability of the type of interest earning-assets desired for investment by the Company.
     Interest Expense. Approximately 70% of the increase in interest expense for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was due to growth in average outstanding interest on checking accounts, time deposits and advances from the FHLB. The remaining growth was due to rate increases for interest-bearing demand accounts, money market accounts and time deposits. Rate increases during 2005 for money market and time deposits have generally been made to remain competitive within the market. The interest rates on interest on checking accounts are above the rates for comparable products in our for large deposits in order to attract new customers and grow core deposits. Thus far in 2005, this marketing program for the interest on checking account product has been very successful in attracting new deposits, with minimal movement from existing customer accounts. Due to this success, we have extended the marketing program through the end of 2005. The rate of interest expense on FHLB advances has decreased 14 basis points as higher priced advances were paid off in late 2004, and replace with longer term, lower cost funds. We expect interest rates on deposits will continue to increase over the near term as market rates for deposits increase.
     Net Interest Income. The decline in the both the net interest spread and net interest margin for the six months ended June 30, 2005 as compared to the same period in 2004, is due to the decline in yield on our loan portfolio that reflects the change in the loan mix discussed above, combined with increased cost of funds resulting from increased deposit rates following Federal Reserve Board rate increases. Our rapid loan growth during 2004, primarily in adjustable rate one-to-four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates, and, therefore, the overall yield of our loan portfolio has declined. Due to the various interest rate reset terms of our ARM products, recent increases in market interest rates will not increase the interest rate yields on the 2004 originated ARM’s in the near term. As a result of the factors, as well as a flattening yield curve, net interest margins will continue to decline in the near term, but this compression could level off or possibly ease in 2006 as the Company’s portfolio of short-term hybrid ARM residential mortgages begin to reset. However management expects net interest income to continue to grow as the Company utilizes deposit growth to expand its business and identifies opportunities to deploy the remaining funds from the stock offering into earning assets with higher yields.
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

Part 1
     Based on management’s evaluation of these factors, provisions of $1.1 million and $1.7 million were made during the six months ended June 30, 2005 and 2004, respectively. A significant portion of the provision expense for 2004 was related to one problem loan relationship of which $4.0 million was charged-off during the quarter ended March 31, 2004 and required an additional provision expense of $1.4 million for that quarter.
     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.
     Non-interest income. The components of non-interest income for the six months ended June 30, 2005 and 2004 were as follows:

	For the six months ended June 30,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,129	$1,802	$327	18.1%
Gain on sale of real estate mortgages held for sale	65	169	-104	-61.5%
Gain(loss) on sale of securities available for sale	0	8	-8	-100.0%
Gain(loss) on sale of foreclosed assets	42	55	-13	-23.6%
Commission income	202	168	34	20.2%
Interchange fees	373	320	53	16.6%
Other	271	164	107	65.2%

	$3,082	$2,686	$396	14.7%

     Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of initiatives implemented beginning in the latter part of the first quarter of this year. These initiatives focus on improving our discipline over service charge and fee collections. Concurrent with the implementation of the initiatives, we also increased services charges and fees for certain transactions to be in-line with our market competitors. We expect continued growth of service charges and fees in 2005 as compared to 2004 as our initiatives become fully effective. We also expect ongoing growth in service charges and fees as we expand our products and services in existing and new markets.
     The growth in other non-interest income was primarily from increased cash surrender value of bank-owned life insurance of $115,000 for the six months ended June 30, 2005, as compared to the same period in 2004 as our investment increased to $15.1 million as of June 30, 2005, as compared to $4.8 million as of June 30, 2004.
     The decrease in gain on sale of real estate mortgages held for sale is a function of less activity in 2005. During the six months ended June 30, 2005 the Company had sales of $5.6 million as compared to

Part 1
$10.8 million for the same period in 2004, including a $10.0 million sale of one-to-four family residential mortgages as a part of our overall asset/liability management strategy. The Company will continue to pursue opportunities to originate real estate mortgages to be held for sale in the future, but there is no certainty that we will be able to achieve meaningful volumes or realize gains on the sales.
     Non-interest expense. The components of non-interest expense for the six months ended June 30, 2005 and 2004 were as follows:

	For the six months ended June 30,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(In Thousands)
Compensation and benefits	$4,584	$3,822	$762	19.9%
Occupancy and equipment	808	692	$116	16.8%
Data processing	542	555	(13)	-2.3%
Advertising	280	178	102	57.3%
Outside professional services	1,248	738	510	69.1%
Interchange charges	301	433	(132)	-30.5%
Collection expense and repossessed asset losses	163	88	75	85.2%
Telephone	249	270	(21)	-7.8%
Other	1,309	1,228	81	6.6%

	$9,484	$8,004	$1,480	18.5%

     Approximately one-half of the increased compensation and benefit expense for the six months ended June 30, 2005, as compared to the same period in 2004, was due to the cost associated with the Atlantic Coast Federal Employee Stock Ownership Plan (ESOP) which was implemented in the fourth quarter of 2004, following the completion of the minority stock offering. Also, director compensation for the second quarter of 2005 increased over 2004 due to payments of $152,000 made to retiring directors under the Company’s Director Emeritus program. Finally, normal annual merit increases for all associates as well as increased salary expense related to the operation and management of our retail branch network added to compensation and benefit expense for the first six months of 2005 as compared to the same period in 2004. The increase in the cost of outside professional services for the six months ended June 30, 2005, as compared to the same six-month period in 2004 is primarily due to outside accountant costs associated with Sarbanes-Oxley initiatives, legal and outside accountant costs associated with making benefit plan changes due to recent legislative changes, and various tax planning initiatives. Occupancy and equipment charges have increased for the six months ended June 30, 2005 as compared to the first two quarters of 2004, due to higher real estate taxes, increased utilities and the additional lease expense associated with the Company’s Florida Regional Center which we began occupying in latter part of the first quarter of 2005. Interchange charges for the first six months of 2005, as compared to the same period in 2004 decreased primarily due to final settlement on interchange charges paid in the first quarter of 2004 for the Company’s credit card business that was sold in late 2003.
     In general, we expect non-interest expense will increase in future periods as a result of continued growth and expansion and the costs associated with our operation as a public company. Compensation expense will increase in future periods as the company implements the Recognition Plan and the Stock Option Plan that were approved during the annual stockholders meeting on May 27, 2005 as discussed above.

Part 1
     Income Tax Expense. Income tax expense decreased to $875,000 for the six months ended June 30, 2005, from $929,000 for the same period in 2004. This decrease corresponds with the decrease in income before income tax for the same six-month periods, to $2,560,000 from $2,623,000, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets.
     As part of its efforts to monitor and manage interest rate risk, the Company uses a Market Value of Portfolio Equity (“MVPE”) methodology that is similar to the Net Portfolio Value (“NPV”) methodology adopted by the OTS as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities. It also considers the impact on MPVE of instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Annually, in the first quarter, management reviews the assumptions used in the MPVE methodology to ensure the financial nature of our asset and liability products are appropriately considered, and makes changes accordingly. As of June 30, 2005 management believes Atlantic Coast Federal Corporation’s interest rate exposure is within the limits established for MPVE in our interest rate risk policy. For additional information regarding the Company’s policy limits for interest rate exposure see Item 7a Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
     In evaluating Atlantic Coast Federal Corporation’s exposure to interest rate movements, certain shortcomings inherent in the MPVE methodology must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages (ARM’s), have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in our MPVE methodology. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Atlantic Coast Federal Corporation considers all of these factors in monitoring its exposure to interest rate risk.
     We believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one-to-four family real estate loans. Also, to a limited degree, we have utilized interest rate swap agreements as a part of our asset/liability management strategy to reduce interest rate risk for $20.0 million of our FHLB advances. We have determined that the fair value of these interest rate swaps was approximately $300,000 as of June 30, 2005 and is accounted for within accumulated other comprehensive income (loss). Finally, Atlantic Coast Federal

Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.
ITEM 4. — CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ATLANTIC COAST FEDERAL CORPORATION
FORM 10-Q
June 30, 2005
Part II — Other Information
Item 1. Legal proceedings
The bankruptcy litigation involving the seller of the pool of leases the Company purchased in 2001, was discharged in March of 2005. In June, 2005, Atlantic Coast Federal received approximately $207,000 from the bankruptcy trustee as the final distribution of escrowed proceeds. Litigation continues with the surety, RLI, Inc., and the Company continues to pursue the full balance of the unpaid contract amount.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Stockholder’s Meeting (the “Meeting”) held on May 27, 2005, all nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

	For	Withheld
Jon C. Parker, Sr.	13,662,959	31,973
Robert J. Larison, Jr.	13,663,899	31,033
W. Eric Palmer	13,654,832	40,100
Thomas F. Beeckler	13,659,132	35,800
Frederick D. Franklin, Jr.	13,654,832	40,100
Mr. Palmer was elected to fill the position of John M. Hinson, whose term had expired and did not seek re-election. Messrs. Beeckler and Franklin were elected to fill the unexpired terms of I.J. McGahee and Cyril M. Morris, respectively, both of whom retired effective the date of the Meeting. Messrs. Parker and Larison, the Company’s Vice-President and Chief Financial Officer, and President and Chief Executive Officer, respectively, were re-elected to expiring terms. Directors H. Dennis Woods, Robert J. Smith, Charles E. Martin, Jr. and Forrest W. Sweat, Jr., continued in office under their current terms.
At the Meeting, the stockholders also approved the Atlantic Coast Federal Corporation 2005 Stock Option Plan. The votes cast for and against and the number of abstentions and broker non-votes were as follows:

			Broker
For	Against	Abstain	Non-Vote	Withheld
11,465,407	335,783	35,364	1,858,378	0

At the Meeting, the stockholders also approved the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan. The votes cast for and against and the number of abstentions and broker non-votes were as follows:

			Broker
For	Against	Abstain	Non-Vote	Withheld
11,071,647	720,014	44,893	1,858,378	0
At the Meeting, the stockholders also ratified the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm for Atlantic Coast Federal Corporation for the fiscal year ending December 31, 2005. The votes cast for and against and the number of abstentions were as follows:

			Broker
For	Against	Abstain	Non-Vote	Withheld
13,680,237	4,540	10,155	0	0
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
June 30, 2005
Part II — Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: August 15, 2005	/s/ Robert J. Larison, Jr

Robert J. Larison, Jr. — President and Chief
Executive Officer

Date: August 15, 2005	/s/ Jon C. Parker, Sr.

Jon C. Parker, Sr. — Vice — President and
Chief Financial Officer