Form 10-Q
period 2005-09-30
ATLANTIC COAST FEDERAL CORP
filed 2005-11-14
CIK 1284077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-50962
ATLANTIC COAST FEDERAL CORPORATION
(Exact name of registrant as specified in its charter)

FEDERAL (State or other jurisdiction of incorporation or organization)	59-3764686 (I.R.S. Employer Identification Number)

505 Haines Avenue Waycross, Georgia (Address of principal executive offices)	31501 (Zip Code)
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
YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class Common Stock, $.01 Par Value	Outstanding at October 31, 2005 14,520,838

ATLANTIC COAST FEDERAL CORPORATION
Form 10-Q Quarterly Report
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

Part I
ITEM 1- FINANCIAL STATEMENTS
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005(unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from financial institutions	$14,115,266	$7,422,031
Short-term interest-bearing deposits	38,014,198	18,285,854

Total cash and cash equivalents	52,129,464	25,707,885
Other interest bearing deposits in other financial institutions	1,800,000	900,000
Securities purchased under agreements to resell	—	11,800,000
Securities available for sale	71,568,718	53,363,310
Real estate mortgages held for sale	106,400	80,545
Loans, net of allowance for loan losses of $4,251,663 at September 30, 2005 and $3,956,230 at December 31, 2004	557,164,662	517,711,074
Federal Home Loan Bank stock	7,074,400	5,511,400
Accrued interest receivable	2,656,210	2,277,147
Land, premises and equipment, net	13,892,396	10,515,101
Bank owned life insurance	20,315,096	4,923,555
Other real estate owned	310,000	306,679
Goodwill	2,661,190	2,661,190
Other assets	3,492,577	1,919,999

Total assets	$733,171,113	$637,677,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$41,292,776	$34,798,817
Interest bearing demand	79,427,278	30,581,713
Savings and money market	108,221,460	124,259,438
Time	273,205,605	246,042,229

Total deposits	502,147,119	435,682,197
Federal Home Loan Bank advances	129,000,000	100,314,286
Accrued expenses and other liabilities	4,531,913	2,981,139

Total liabilities	635,679,032	538,977,622

Commitments and contingencies	—	—

Preferred stock: $.01 par value; 2,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 18,000,000 shares authorized; issued and outstanding of 14,805,969 at September 30, 2005 and 14,547,500 at December 31, 2004	148,060	145,475
Additional paid in capital	59,636,723	56,332,850
Unearned employee stock ownership plan (ESOP) shares of 384,054 at September 30, 2005 and 418,968 shares at December 31, 2004	(3,840,540)	(4,189,680)
Unearned management restricted stock plan shares of 258,469 at September 30, 2005 and 0 shares at December 31, 2004	(3,035,550)	—
Retained earnings	48,518,012	46,412,522
Accumulated other comprehensive income (loss)	113,401	(904)
Treasury stock, at cost, 285,131 shares at September 31, 2005 and 0 shares at December 31, 2004	(4,048,025)	—

Total stockholders’ equity	97,492,081	98,700,263

Total liabilities and stockholders’ equity	$733,171,113	$637,677,885

     The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Loans	$8,330,514	$7,762,489	$24,532,289	$22,588,663
Securities and interest-bearing deposits in other financial institutions	1,076,299	333,291	2,464,245	716,937
Securities purchased under agreements to resell	—	—	72,412	—

Total interest and dividend income	9,406,813	8,095,780	27,068,946	23,305,600

INTEREST EXPENSE
Deposits	3,227,839	2,073,437	8,547,046	5,981,860
Federal Home Loan Bank advances	1,355,530	1,011,756	3,636,035	2,719,374

Total interest expense	4,583,369	3,085,193	12,183,081	8,701,234

NET INTEREST INCOME	4,823,444	5,010,587	14,885,865	14,604,366
Provision for loan losses	442,095	674,415	1,542,384	2,327,245

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,381,349	4,336,172	13,343,481	12,277,121

NONINTEREST INCOME
Service charges and fees	1,640,849	1,051,564	3,769,943	2,924,315
Gain on the sale of loans held for sale	49,161	6,027	113,795	174,540
Gain(loss) on the sale of securities available for sale	(211)	(46,978)	(211)	(38,535)
Gain(loss) on sale of foreclosed assets	(1,221)	27,285	40,505	82,334
Commission income	126,176	63,988	328,416	232,245
Interchange fees	187,950	163,322	561,186	483,809
Other	256,110	42,808	526,781	135,568

Total noninterest income	2,258,814	1,308,016	5,340,415	3,994,276

NONINTEREST EXPENSE
Compensation and benefits	2,402,174	1,880,779	6,985,955	5,700,328
Occupancy and equipment	459,640	360,515	1,267,672	1,055,060
Data processing	436,648	276,810	978,133	831,383
Advertising	166,162	127,228	445,723	305,096
Outside professional services	526,903	424,254	1,775,286	1,162,444
Interchange charges	161,313	54,455	462,709	487,331
Collection expense and repossessed asset losses	83,925	61,528	246,733	149,523
Telephone	162,541	131,817	411,762	401,870
Other	714,055	741,399	2,023,432	1,969,540

Total noninterest expense	5,113,361	4,058,785	14,597,405	12,062,575

INCOME BEFORE INCOME TAX EXPENSE	1,526,802	1,585,403	4,086,491	4,208,822
Income tax expense(benefit)	(387,683)	581,455	487,151	1,510,377

NET INCOME	$1,914,485	$1,003,948	$3,599,340	$2,698,445

Earnings per common share:
Basic	$0.14	$0.12	$0.25	$0.31

Diluted	$0.14	$0.12	$0.25	$0.31

Dividends declared per common share:	$0.07	$—	$0.18	$—
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		ADDITIONAL	UNEARNED	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RESTRICTED	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	STOCK AWARDS	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
For the nine months ended September 30, 2005

Balance at January 1, 2005	$145,475	$56,332,850	($4,189,680)	$—	$46,412,522	($904)	$—	$98,700,263

ESOP shares earned, 34,914 shares		98,323	349,140					447,463

Management restricted stock granted	2,585	3,176,584		(3,179,169)				—

Management restricted stock expense				143,619				143,619

Stock options expense		28,966						28,966

Dividends declared/paid( $.18 per share)					(1,493,850)			(1,493,850)

Treasury stock purchased at cost							(4,048,025)	(4,048,025)

Comprehensive income:
Net income					3,599,340			3,599,340
Other comprehensive income(loss)						114,305		114,305

Total comprehensive income								3,713,645

Balance at September 30, 2005(unaudited)	$148,060	$59,636,723	($3,840,540)	($3,035,550)	$48,518,012	$113,401	($4,048,025)	$97,492,081

For the nine months ended September 30, 2004

Balance at January 1, 2004	$10	$—	$—	$—	$43,220,688	($2,323)	$—	$43,218,375

Comprehensive income:
Net income					2,698,445			2,698,445
Other comprehensive income(loss)						(37,104)		(37,104)

Total comprehensive income								2,661,341

Balance at September 30, 2004(unaudited)	$10	$—	$—	$—	$45,919,133	($39,427)	$—	$45,879,716

The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$3,599,340	$2,698,445
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,542,384	2,327,246
Gain on sale of real estate mortgages held for sale	(113,795)	(174,540)
Gain on the sale of other real estate owned	(40,505)	(82,334)
Loans originated for sale	(9,164,089)	(10,636,272)
Proceeds from loan sales	9,252,029	11,120,665
(Gain) loss on the sale of securities available for sale	211	38,535
ESOP compensation expense	447,463	—
Share-based compensation expense	172,585	—
Net depreciation and amortization	1,391,664	915,765
Net change in accrued interest receivable	(379,063)	(53,994)
Increase in bank owned life insurance	(391,541)	(129,900)
Net change in other assets	(1,217,170)	(1,922,971)
Net change in accrued expenses and other liabilities	1,174,638	2,054,232

Net cash from operating activities	6,274,151	6,154,877
Cash flows from investing activities
Net change in securities purchased under agreements to resell	11,800,000	(10,300,000)
Proceeds from maturities and payments of securities available for sale	23,915,634	5,354,351
Proceeds from sales of securities available for sale	1,210,000	1,976,964
Purchase of securities available for sale	(43,678,308)	(2,103,310)
Loans purchased	(27,279,491)	(6,437,739)
Proceeds from sales of loans from portfolio	—	9,565,463
Net change in loans	(14,771,453)	(77,836,329)
Expenditures on premises and equipment	(4,152,035)	(769,933)
Proceeds from the sale of other real estate owned	581,184	1,020,477
Purchase of FHLB stock	(1,563,000)	(1,467,100)
Purchase of bank-owned life insurance	(15,000,000)	—
Net change in other investments	(900,000)	500,000

Net cash from investing activities	(69,837,469)	(80,497,156)
The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Cash flows from financing activities
Net increase in deposits	$66,464,922	$52,271,249
FHLB advances	30,000,000	55,000,000
Repayment of FHLB advances	(1,314,286)	(25,657,144)
Stock subscriptions received	—	38,326,522
Treasury stock purchased	(4,048,025)	—
Dividends paid	(1,117,714)	—

Net cash from financing activities	89,984,897	119,940,627

Net change in cash and cash equivalents	26,421,579	45,598,348

Cash and cash equivalents at beginning of period	25,707,885	8,995,824

Cash and cash equivalents at end of period	$52,129,464	$54,594,172

Supplemental information:
Interest paid	$11,910,639	$8,594,524
Income taxes paid	942,700	1,498,000
Supplemental non-cash disclosures:
Loans transferred to other real estate	$544,000	$133,126
The accompanying notes are an integral part of these unaudited consolidated financial statements

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The 2004 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Form 10-K, should be read in conjunction with these statements.
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
NOTE 3-IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standard (SFAS) No. 123, Revised, requires all public companies to record compensation cost for stock or stock options awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. This SFAS was to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) has announced that they will allow public companies to delay adoption until the first interim period of 2006. The Company has elected to early adopt SFAS No. 123 Revised as of July 1, 2005, to account for awards made during the quarter then ended. The Company’s stockholders approved a stock option plan and a stock award plan for recognition and retention of key employees and directors at the stockholders’ annual meeting on May 27, 2005. Initial awards under the 2005 Recognition and Retention Plan (the “Recognition Plan”) were made on July 1, 2005 and initial awards under our 2005 Stock Option Plan (the “Stock Option Plan”) were made on July 28, 2005. See Note 7 for additional discussion.
The Financial Accounting Standards Board (FASB) has issued FASB Staff Position (FSP) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
amends SFAS No. 115,”Accounting for Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. The guidance in this FSP also nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. The guidance in FSP 115-1 and 124-1 is required to be applied to reporting periods beginning after December 15, 2005. Considering the latest guidance in FSP 115-1 and 124-1, management believes the Company’s current accounting for investment securities is appropriate for evaluating and accounting for any impairment of it’s investment security portfolio.
NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES
At September 30, 2005 the sum of individual advances from the Federal Home Loan Bank of Atlanta totaled $129,000,000 and had fixed and variable interest rates ranging from 2.57% to 6.93% with a weighted average interest rate of 4.02%.
As of September 30, 2005 the advances mature in each of the calendar years as follows:

2005	$10,000,000
2006	5,000,000
2007	2,000,000
2008	8,000,000
2009	5,000,000
Thereafter	99,000,000

$129,000,000

The Company has a borrowing capacity of 30% of total Bank assets with the Federal Home Loan Bank of Atlanta. The borrowing capacity at September 30, 2005 was $214,111,000. The Company had mortgage loans totaling approximately $404,773,000 at September 30, 2005 pledged as collateral for the advances. At September 30, 2005, Atlantic Coast Federal Corporation owned $7,074,400 of FHLB stock, which also secures debts to the FHLB.
NOTE 5-DIVIDENDS
During the third quarter of 2005, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.07 per share. The dividend is payable on October 31, 2005 for stockholders’ of record on October 14, 2005. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 60% of the Company’s total outstanding stock has informed the Company that it will waive receipt of the third quarter dividend on their owned shares. MHC had also waived receipt of the first quarter dividend on its owned shares, while accepting payment on the second quarter dividend.
Total dividends for the nine months ended September 30, 2005 charged to retained earnings was $1,493,850.
NOTE 6-EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2005 and 2004, is as follows:

	For the three-months		For the nine-months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Basic
Net income	$1,914,485	$1,003,948	$3,599,340	$2,698,445

Weighted average common shares outstanding	14,732,808	8,728,500	14,609,948	8,728,500
Less: Average unallocated ESOP shares	418,968	—	418,968	—
Average unvested restricted stock awards	258,469	—	87,103	—

Average shares	14,055,371	8,728,500	14,103,877	8,728,500

Basic earnings per common share	$0.14	$0.12	$0.25	$0.31

Diluted
Net income	$1,914,485	$1,003,948	$3,599,340	$2,698,445

Weighted average common shares outstanding for basic earnings per common share	14,055,371	8,728,500	14,103,877	8,728,500
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Add: Dilutive effects of full vesting of stock awards	37,532	—	12,511	—

Average shares and dilutive potential common shares	14,092,903	8,728,500	14,116,388	8,728,500

Diluted earnings per common share	$0.14	$0.12	$0.25	$0.31

NOTE 7- STOCK-BASED COMPENSATION
At the annual meeting held on May 27, 2005, the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the Recognition Plan), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the Stock Option Plan). The compensation cost that has been charged against income for Recognition Plan was $159,127 for the three and nine months ended September 30, 2005. The compensation cost that has been charged to income for the Stock Option Plan was $28,976.The total income tax benefit recognized in the income statement for stock-based compensation was $48,000 and $69,000 for the three and nine months ended September 30, 2005, respectively.
The Recognition Plan
The Recognition Plan permits the Company’s board of directors to award up to 285,131 shares of its common stock to outside directors and key employees designated by the board. Under the terms of the Recognition Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control. Any awarded shares which are forfeited, are returned to

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
the Company to be re-awarded to another recipient. The Recognition Plan became effective on July 1, 2005 and remains in effect for the earlier of 10 years from the effective date, or the date on which all shares of common stock available for award have vested.
On July 1, 2005, the Company’s board of directors awarded 258,469 of the 285,131 shares of common stock available under the Recognition Plan, to outside directors and key employees. The restricted shares were issued out of previously authorized, but unissued common stock and had a grant date fair value of $3,179,169. A summary of the status of the non-vested shares of the Recognition Plan at September 30, 2005, is presented below:

		Weighted -
		Average
		Grant-date
	Shares	Fair-value
Outstanding at January 1, 2005	0	$0.00
Granted July 1, 2005	258,469	12.30
Vested	0	0
Forfeited	0	0

Non-vested at September 30, 2005	258,469	$12.30

The weighted average grant-date fair value is the end of day closing price of the Company’s common stock on July 1, 2005, adjusted for declared dividends. As of September 30, 2005, there was $3,020,210 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan. That expense is expected to be recognized over a weighted-average period of 4.8 years.
The Stock Option Plan
The Stock Option Plan permits the Company’s board of directors to grant options to purchase up to 712,827 shares of its common stock to the company’s outside directors and key employees. Under the terms of the Stock Option Plan, granted stock options have a contractual term of 10 years from the date of grant, with an exercise price equal to the market price of the Company’s common stock on the date of grant. Key employees are eligible to receive incentive stock options or non-qualified stock options, while outside directors are eligible for non-statutory stock options only. The Stock Plan also permits the Company’s board of directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (The Limited SAR). The Limited SAR are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control. The Stock Option Plan became effective on July 28, 2005 and

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of Options or related rights equaling the maximum number of shares occurs.
On July 28, 2005 the Company’s board of directors awarded 260,000 incentive stock options to key employees and 100,100 non-statutory stock options to outside directors with an exercise price of $13.73. The fair value of each stock option awarded is estimated to be $3.15 on the date of grant, and is derived by using the Black-Scholes option- pricing model with the following assumptions:

Risk-free interest rate	4.07%
Expected term of stock options (years)	6.0
Expected stock price volatility	23.79%
Expected dividends	2.65%
The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option. Although the contractual term of the stock options granted is 10 years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees or directors vesting behavior, therefore the expected term of stock options is estimated considering the results of similar companies. Also, since the Company did not begin trading its common stock publicly until October 5, 2004, there was limited history about the volatility of its own shares. Therefore the expected stock price volatility is estimated by considering its own stock volatility for the period since October 5, 2004, as well as that of a sample of similar companies over the expected term of the stock options. Expected dividends is the estimated dividend rate over the expected term of the stock options.
A summary of the option activity under the Stock Option Plan as of September 30, 2005 and changes for the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2005	0	$0.00	—	—
Granted	360,100	13.73	—	—
Vested	0	0	—	—
Forfeited	0	0	—	—

Non-vested at September 30, 2005	360,100	$13.73	9.8	$61,217

Exercisable at September 30, 2005	0	$0.00	0	$0.00

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
The Company has a policy of satisfying share option exercises by issuing shares from Treasury Stock obtained from its stock repurchase programs.
On October 11, 2005 the Company’s board of directors awarded an additional 2,851 shares of restricted stock to key employees under the Recognition Plan at a cost of $38,289 based on the grant date fair value. The cost of the award will be recognized over the vesting period. Also on October 11, 2005 the Company’s board of directors awarded an additional 174,300 stock options to outside directors and employees under the Stock Option Plan with an exercise price of $13.70 per share.
NOTE 8-COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes for the three and nine months ended September 30, 2005 and 2004 were as follows:

	For the three-months		For the nine-months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net income	$1,914,485	$1,003,948	$3,599,340	$2,698,445
Other comprehensive income
Unrealized holding gains and (losses) on securities available for sale	(94,176)	74,049	(241,313)	(88,913)
Less reclassification adjustments for (gains) losses recognized in income	211	46,978	211	38,535

Net unrealized gains and (losses)	(93,965)	121,027	(241,102)	(50,378)
Tax effect	35,707	(45,989)	91,619	19,146

Net-of-tax amount	(58,258)	75,038	(149,483)	(31,232)

Change in fair value of derivatives used for cash flow hedges	306,411	(352,256)	425,466	(9,469)
Tax effect	(116,437)	133,856	(161,678)	3,597

Net-of-tax amount	189,974	(218,400)	263,788	(5,872)

Other comprehensive income (loss)	131,716	(143,362)	114,305	(37,104)

Total comprehensive income(loss)	$2,046,201	$860,586	$3,713,645	$2,661,341

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
NOTE 9- INCOME TAXES
Net income for the three and nine months ended September 30, 2005, includes an income tax benefit of $895,000 for the elimination of a tax-related contingent liability for the same amount. The tax-related contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of the bad debt deduction taken by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingent liability unnecessary.
NOTE 10- SUBSEQUENT EVENTS
On October 21, 2005 the Company entered into a commitment agreement giving it the right to purchase residential construction loans from a mortgage lending company located in Orlando, Florida. Under the terms of the agreement all purchased loans will meet specific credit guidelines established by the Company, the seller will have the right to provide permanent financing upon the completion of construction, and the aggregate principal amount purchased will not exceed $50 million. Under a separate agreement, but as a condition to the commitment agreement, the seller will service the loans during the construction period. The amount of the servicing fee will vary according to each loan’s interest rate. The initial funding under the commitment was approximately $4 million.

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

Part 1
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
     We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The provision for loan loss expense was $1.5 million for the nine months ended September 30, 2005, and $2.3 million for the same period in 2004. This decrease was primarily due to a large charge-off occurring in the first quarter of 2004 on one impaired loan relationship.
     Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(150,000) and $(31,000) for the nine months ended September 30, 2005 and 2004, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.
     Atlantic Coast Federal Corporation assesses the carrying value of intangible assets and goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of Atlantic Coast Federal Corporation’s community banking segment, which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation’s goodwill totaled $2.7 million as of September 30, 2005; therefore, if Atlantic Coast Federal Corporation’s goodwill was determined to be impaired, Atlantic Coast Federal Corporation’s financial results could be materially impacted.
     Statement of Financial Accounting Standard (SFAS) No. 123, Revised, requires all public companies to record compensation cost for stock or stock options awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. This SFAS was to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) has announced that they will allow public companies to delay adoption until the first interim period of 2006. The Company has elected to early adopt SFAS No. 123 Revised as of July 1, 2005, to account for awards made during the quarter ended September 30, 2005. The Company’s stockholders approved a stock option plan and a stock award plan for recognition and retention of key employees and directors at the stockholders’ annual meeting on May 27, 2005. Initial awards under the 2005 Recognition and Retention Plan (the “Recognition Plan”) were made on July 1, 2005 and initial awards under our 2005 Stock

Part 1
Option Plan (the “Stock Option Plan”) were made on July 28, 2005. See Note 7 contained in the Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for additional discussion.
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
Comparison of financial condition at September 30, 2005 and December 31, 2004
     General. Our balance sheet growth for the period ended September 30, 2005 as compared to December 31, 2004 reflects double-digit growth. Deposit growth has outpaced loan demand, thereby enabling the Company to increase its investment in more liquid assets, such as securities available for sale, and other assets including bank owned life insurance.
     Following is a summarized comparative balance sheet as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,	Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in thousands)
Assets
Cash and cash equivalents	$52,130	$25,708	$26,422	102.8%
Other interest bearing investments	1,800	12,700	(10,900)	-85.8%
Securitites available for sale	71,569	53,363	18,206	34.1%
Loans	561,417	521,667	39,750	7.6%
Allowance for loan loss	(4,252)	(3,956)	(296)	7.5%

Loans, net	557,165	517,711	39,454	7.6%
Loans held for sale	106	81	25	30.9%
Other assets	50,401	28,115	22,286	79.3%

Total assets	$733,171	$637,678	$95,493	15.0%

Liabilities and stockholders’ equity
Deposits
Non-interest bearing	$41,293	$34,799	$6,494	18.7%
Interest bearing transaction accounts	79,427	30,582	48,845	159.7%
Savings and money-market	108,221	124,259	(16,038)	-12.9%
Time	273,206	246,042	27,164	11.0%

Total deposits	502,147	435,682	66,465	15.3%
Federal Home Loan Bank advances	129,000	100,314	28,686	28.6%
Accrued expenses and other liabilities	4,532	2,982	1,550	52.0%

Total liabilities	635,679	538,978	96,701	17.9%
Stockholders’ equity	97,492	98,700	(1,208)	-1.2%

Total liabilities and stockholders’ equity	$733,171	$637,678	$95,493	15.0%

Part 1
     Cash and cash equivalents. Cash and cash equivalents is comprised principally of interest-earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy. Approximately one-half of the increased balance at September 30, 2005 as compared to December 31, 2004 is due to the sale, at par, of the $11.8 million securities under agreement to resell, which were held as other interest-bearing investments at December 31, 2004.
     Securities available for sale. Securities available for sale is comprised primarily of debt securities of government-sponsored organizations that issue mortgages, or mortgage-backed securities. The percentage of such securities compared to the total portfolio has grown from approximately 60% at December 31, 2004 to approximately 90% at September 30, 2005. In the near-term we expect the composition of our investment in securities available for sale to be continue to be heavily weighted in mortgage-backed securities or the debt of government- sponsored organizations that issue mortgages. The increase in securities available for sale from December 31, 2004 to September 30, 2005 was funded from deposit growth that outpaced loan growth.
     Loans. Following is a comparative composition of net loans as of September 30, 2005 and December 31, 2004:

					Increase(decrease)
	As of		As of
	September	% of total	December	% of total
	30,2005	loans	31, 2004	loans	Dollars	Percentage
	(Dollars In Thousands)
Commercial non-mortgage	$6,179	1.1%	$3,711	0.7%	$2,468	66.5%
Commercial real estate and multifamily	68,482	12.3%	65,220	12.6%	3,262	5.0%
Construction loans	12,538	2.2%	16,853	3.2%	(4,315)	-25.6%
One to four family residential mortgages	318,636	57.1%	303,544	58.4%	15,092	5.0%
Consumer and other loans
Automobile	32,967	5.9%	31,385	6.0%	1,582	5.0%
Unsecured	18,635	3.3%	18,871	3.6%	(236)	-1.3%
Home equity	75,403	13.5%	60,076	11.6%	15,327	25.5%
Land	11,690	2.1%	12,078	2.3%	(388)	-3.2%
Other	13,065	2.3%	7,638	1.5%	5,427	71.1%

Total loans	557,595		519,376		38,219	7.4%
Allowance for loan losses	(4,252)	-0.8%	(3,956)	-0.8%	(296)	7.5%
Net deferred loan (fees) costs	3,042	0.5%	1,473	0.3%	1,569	106.5%
Premiums on purchased loans	780	0.1%	818	0.2%	(38)	-4.6%

Loans, net	$557,165		$517,711		$39,454	7.6%

     The composition of our net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages, all secured by one-to four-family residences, with approximately 70% of our loans invested in those types of loans at September 30, 2005, and December 31, 2004. The current interest rate environment has resulted in a flattening interest rate yield curve, whereby interest rates for longer-term, fixed rated mortgages are nearly equal to short-term rates. Under such circumstances, our asset-liability strategy has been to emphasize shorter term or adjustable rate lending. However, due to significant competition in our market for adjustable-rate first mortgage loans on one-to four-family residences, loan originations generated from our internal retail network has been a modest $31.1 million for first nine months

Part 1
of 2005. To supplement our investment in one-to-four family mortgages we purchased $27.3 million of adjustable rate one-to four-family loans. Depending on liquidity, earning needs, and the availability of high quality loans, we expect to continue to purchase adjustable rate one-to four-family residential mortgage loans to supplement our internal loan originations and maintain at least our current level of growth. The largest dollar growth in loans during the nine months ended September 30, 2005, occurred in home equity loans, with a growth rate over December 31, 2004 of 25.5% or $15.3 million.
     Although our lending activity will remain focused on loans secured by one-to-four-family residences, we also intend to continue to pursue commercial and commercial real estate lending opportunities that fit our loan quality guidelines and give us an opportunity to diversify our loan portfolio.
     Allowance for Loan Losses. Our allowance for loan losses was .76% of total loans outstanding at September 30, 2005 and December 31, 2004. Allowance for loan losses activity for the nine months ended September 30, 2005 and 2004 was as follows:

	2005	2004
	(In Thousands)
Beginning balance	$3,956	$6,593
Loans charged-off	(1,832)	(5,437)
Recoveries	586	634

Net charge-offs	(1,246)	(4,803)

Provision for loan losses	1,542	2,327

Ending balance	$4,252	$4,117

     Gross charge-offs in the first three quarters of 2004, were primarily due to the charge-off of $4.0 million of a single problem loan relationship. The loans involved land acquisition and the construction of a water treatment plant for commercial and industrial customers. Due to the loss of municipal operating licenses, and the resultant impact to the business and collateral value, the loan was charged down to its estimated fair value. During 2005 an additional $605,000 of the loan relationship was charged-off, leaving a balance of $55,000 that is fully collateralized by real estate.
     The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $2.7 million and $6.7 million at September 30, 2005, and December 31, 2004, respectively, and total impaired loans were approximately $3.8 million and $8.5 million at September 30, 2005, and December 31, 2004, respectively. The decrease in impaired loans was primarily the result of a payoff received for a commercial real estate loan secured by a long-term care facility with a balance of $2.2 million, improved financial performance of a commercial loan secured by an apartment building, and the $605,000 charge-off discussed above. Accordingly, the allowances allocated for impaired loans decreased $400,000 to $1.1 million at September 30, 2005, from $1.5 million at December 31, 2004. As of September 30, 2005, and December 31, 2004, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of September 30, 2005, and December 31, 2004. Non-performing loans, excluding small balance homogeneous loans, were $1.6 million and $4.4 million at September 30, 2005 and December 31, 2004, respectively. At December 31, 2004, all such

Part 1
non-performing loans were also reported as impaired loans. At September 30, 2005 all such non-performing loans, except one loan for $381,000 that was paid off subsequent to September 30, 2005, were also reported as impaired loans.
     During the first quarter of 2005, we signed a settlement agreement with the bankruptcy trustee for the seller of a pool of leases we purchased in 2001. In the second quarter of 2005 we collected approximately $207,000 in lease payments that were being held by the bankruptcy Trustee. These payments, along with approximately $6,000 in payments received in the third quarter, have been applied to the carrying balance of the leases. At September 30, 2005 the balance of the loan, net of the allowance we have allocated for this pool of leases, is $637,000. Collection of the total amount owed on the leases from the surety who had provided payment performance bonds for the leases, continues to be vigorously pursued under the terms of the bonds. After applying the payments received from the bankruptcy trustee, the balance due is approximately $1.7 million (representing the balance outstanding prior to charge-offs taken). Total legal fees incurred on this matter for the nine months ended September 30, 2005 and 2004 were $235,918 and $404,966, respectively. Collection of any amount, including the $637,000 net amount included in our consolidated financial statements at September 30, 2005, or the gross amount of $1.7 million, cannot be assured. We believe there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $637,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.
     Other assets. The increase in other assets from December 31, 2004 was primarily due to the Company’s purchase of $10.0 million of additional bank owned life insurance policies on certain key executives in the first quarter of 2005 and $5.0 million in the third quarter. As of September 30, 2005 and December 31, 2004 the balance of bank owned life insurance policies was $20.3 million and $4.9 million, respectively.
     Deposits. Interest bearing demand accounts have grown nearly 160%, or $48.9 million, since the end of 2004. The growth, which began in the fourth quarter of 2004, has been generated from our interest on checking product aimed at large-account customers who have a need to access their deposits more frequently than permitted by time deposits or money market accounts. Although the product is priced higher than our money market products, and has resulted in some erosion of our savings and money market products, we believe we have been successful in cross-selling other products and created numerous new customer relationships. As a consequence of this success, we have extended the interest on checking marketing program beyond the original program end date of September 30, 2005, until June of 2006. The increase in time deposits was driven in part by the purchase of $14.0 million of brokered deposits that were used to meet loan and investment demands, or to replace other maturing time deposits. Total brokered deposits at September 30, 2005 and December 31, 2004 were $32.8 million and $23.8 million, respectively. The weighted average maturity of brokered deposits at September 30, 2005, was approximately 22 months and the weighted average interest rate was 3.53%. Time deposits also increased as of September 30, 2005, as compared to the end of 2004, following our general deposit rate increases occurring during 2005 that have tracked rates in our market following the Federal Reserve Bank interest changes. We expect future deposit growth as we expand our products and services in new and existing markets particularly in core deposits, and we also anticipate we will continue to purchase brokered deposits to meet liquidity demands.
     Borrowings. The Company borrows funds from the Federal Home Loan Bank of Atlanta (FHLB) to support our lending and investment activities. The increase in FHLB borrowings as of September 30, 2005, as compared to December 31, 2004, is due to additional advances of $20 million made to take advantage of the unique current interest rate environment that has led to a flattening yield curve. The additional advances, which were acquired at fixed rates, will be used to replace $10.7 million of advances that mature later in 2005

Part 1
and fund lending growth in 2005. The weighted average maturity of the new advances is approximately 50 months with a weighted average rate of 4.44%. Management expects that FHLB advances will continue to provide Atlantic Coast Federal Corporation with a significant additional funding source to meet the needs of its lending activities.
     Stockholders’ Equity. Activity in the Company’s stockholders’ equity for the nine months ended September 30, 2005 was as follows:

Balance at December 31, 2004	$98,700,263

Increases to stockholders’ equity:

Net income for the nine months ended September 30, 2005	3,599,340
Net other comprehensive income	114,305
ESOP shares allocated to employees	447,463
Management restricted stock earned under Recognition Plan	143,619
Stock options earned under Stock Option Plan	28,966

Total increases to stockholders’ equity	4,333,693

Decreases to stockholders’ equity:

Dividends	(1,493,850)
Treasury stock purchased at cost	(4,048,025)

Total decreases to stockholders’ equity	(5,541,875)

Balance at September 30, 2005	$97,492,081

     Net other comprehensive income for the nine months ending September 30, 2005 resulted from an increase in unrealized gains on interest rate swaps of $264,000, offset by additional unrealized losses on AFS securities of $150,000, net of taxes. The interest rate swaps have been designated as cash flow hedges of certain FHLB advances, and were determined to be fully effective during the first nine months of 2005. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The unrealized losses on AFS securities are due to changes in interest rates, and we consider their decline in value below their cost to be temporary. Going forward, we expect changes in interest rates to continue to cause swings in unrealized gains and losses from our interest rate swaps and AFS securities.
     Management restricted stock earned under the Recognition Plan and stock options earned under the Stock Option Plan reflects the recognition of compensation expense under SFAS No.123 Revised. The Company early adopted SFAS No. 123 Revised during the third quarter 2005, to account for its share based compensation plans. Under this new accounting standard, the cost of awards granted under the Recognition Plan and the Stock Option Plan, are amortized over the vesting period of five years, beginning on the grant dates of July 1, 2005 and July 28, 2005, respectively.
     During the third quarter of 2005, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.07 per share. The dividend is payable on October 31, 2005 for stockholders’ of record on October 14, 2005. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 60% of the Company’s total outstanding stock has informed the Company that it will waive receipt of the third quarter dividend on their owned shares. Accordingly, stockholders’ equity for the nine months ending September 30,

Part 1
2005, was reduced $376,136 for the declared dividend. Stockholders’ equity was also reduced for payments of dividends in the first and second quarter of 2005 that totaled $1,117,714. We expect the MHC to waive receipt of payment on future dividends for its owned shares.
     Under a stock repurchase program initiated on August 5, 2005, and completed prior to the end of the third quarter, the Company purchased 285,131 shares of its common stock at an average cost of $14.20 per share. The common stock was repurchased to offset the impact of 258,469 shares of common stock issued on July 1, 2005 under the Company’s Recognition Plan. The Company has announced it will begin a new stock repurchase program in early November 2005, to purchase up to 10%, or 579,520 shares of its currently outstanding common stock, over the proceeding 12 months. While the initial stock repurchase program was completed as planned, no assurances can be made about the number of shares that will be purchased, or the price of such shares under the new stock repurchase program.
     The equity to assets ratio decreased to 13.30% at September 30, 2005, from 15.48% at December 31, 2004. The decrease was primarily due to the rate of asset growth through September 30, 2005 and the aforementioned Treasury stock purchased. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 15.59%, Tier 1 capital to risk-weighted assets was 14.76%, and Tier 1 capital to total adjusted total assets was 10.03% at September 30, 2005. These ratios as of December 31, 2004 were 16.4%, 15.8% and 10.9%, respectively.
     Comparison of Results of Operation for the Three Months Ended September 30, 2005 and 2004.
     General. Our net income for the three months ended September 30, 2005, was $1,915,000 which was $911,000 more than for the same period in 2004, primarily due to the recognition of a tax benefit from the elimination of a tax-related contingent liability of $895,000. Net interest income decreased 3.7%, or $187,000 in the third quarter of 2005 compared to the same quarter in 2004, generally due to the rising cost of deposits. The provision for loan losses expense for the three months ended September 30, 2005, decreased $233,000 from $675,000 for the same period in 2004, on the basis of improved credit quality. Non-interest income for the third quarter of 2005 grew by 72.6% to $2.3 million as compared to $1.3 million for the same quarter in 2004, due to the implementation of several service charges and fees initiatives. The increase in non-interest income was offset by increased non-interest expense as it grew $1.0 million, or 26.0%, to $5.1 million for the three months ended September 30, 2005, from $4.1 million for the same period in 2004 due to increased compensation and benefit costs and outside professional services costs.
     Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended September 30, 2005, 2004 and 2003, respectively. The average yields and costs are derived by dividing income or expense by the average balance or liabilities, respectively, for the periods presented.

Part 1

	For the three months ended September 30,
	2005			2004			2003
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$548,855	8,331	6.07%	$507,738	7,762	6.12%	$407,578	7,383	7.25%
Securities(2)	69,487	596	3.43%	20,512	104	2.04%	36,853	165	1.79%
Other interest-earning assets(3)	55,355	480	3.47%	45,159	229	2.03%	2,723	56	8.16%

Total interest-earning assets	673,696	9,407	5.59%	573,409	8,096	5.65%	447,154	7,604	6.80%

Non-interest earning assets	50,998			37,965			45,786

Total assets	$724,694			$611,374			$492,940

INTEREST-BEARING LIABILITIES
Savings deposits	$59,367	61	0.41%	$78,577	72	0.37%	$75,337	187	0.99%
Interest bearing demand accounts	71,734	431	2.40%	28,170	72	1.02%	14,579	32	0.88%
Money market accounts	53,079	358	2.70%	58,073	248	1.71%	59,931	182	1.21%
Time deposits	267,901	2,377	3.55%	231,088	1,682	2.91%	221,956	1,875	3.38%
Federal Home Loan Bank advances	129,008	1,356	4.20%	91,958	1,012	4.40%	43,643	539	4.94%

Total interest-bearing liabilities	581,089	4,583	3.16%	487,867	3,085	2.53%	415,446	2,816	2.71%

Non-interest bearing liabilities	43,527			77,205			35,565

Total liabilities	624,616			565,072			451,011
Stockholders’ equity	100,078			46,302			41,929

Total liabilities and stockholders’ equity	$724,694			$611,374			$492,940

Net interest income		$4,824			$5,011			$4,789

Net interest spread			2.42%			3.12%			4.09%

Net earning assets	$92,607			$85,542			$31,708

Net interest margin(4)			2.86%			3.50%			4.28%

Average interest-earning assets to average interest-bearing liabilities		115.94%			117.53%			107.63%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	( in Thousands)
Interest-Earning Assets
Loans receivable	$624	$(56)	$568	$1,641	$(1,262)	$379
Securities	382	110	492	(81)	20	(61)
Other interest-earning assets	60	191	251	245	(71)	174

Total interest-earning assets	1,066	245	1,311	1,805	(1,313)	492

Interest-Bearing Liabilities:
Savings deposits	(19)	8	(11)	8	(123)	(115)
Interest bearing demand accounts	192	167	359	34	6	40
Money market accounts	(23)	134	111	(6)	71	65
Time deposits	293	402	695	75	(268)	(193)
FHLB advances	391	(47)	344	537	(64)	473

Total interest-bearing liabilities	834	664	1,498	648	(378)	270

Net interest income	$232	$(419)	$(187)	$1,157	$(935)	$222

     Interest Income. The increase in interest income for the three months ended September 30, 2005 as compared to the same period in 2004 is primarily due to growth in interest earning assets, principally loans. The decline in yields on loans reflects a continuingly low interest rate environment for first mortgages on residential loans, which is the Company’s principal loan asset, in spite of increases to short-term interest rates. Meanwhile, for the same comparative three-month periods, approximately 60% of the increased interest income on securities and other interest-earning assets has been due to growth in outstanding balances. This growth has occurred primarily because the pace of loan growth has slowed (See “Comparison of Financial Condition at September 30, 2005 and December 31, 2004-Loans”) while there was remaining liquidity from the stock offering in the fourth quarter of 2004, and strong deposit growth during the third quarter of 2005. Yields on investments in securities, and other interest-earning assets, has tracked upward consistent with increases to short-term interest rates.
     As a strategy to reduce loan charge-offs and create a more stable loan portfolio, management has, over the last two years, redirected the Company’s loan originations so that the portfolio mix is less dependent on historically higher yielding, but higher risk-of-loss consumer loans, to lower yielding but also lower risk-of-loss, first and second mortgages on one–to-four-family dwellings. As evidence of this change in mix, first and second mortgages on one-to-four- family loans as a percentage of total average loans were 72.4%, 71.2% and 58.3% for the three months ended September 30, 2005, 2004 and 2003 respectively. On the other hand, average outstanding automobile loans as a percentage of total average loans were 6.1%, 6.7% and 9.4% for the three months ended September 30, 2005, 2004 and 2003, respectively. Management expects that automobile and other consumer lending will be maintained at their current relative levels within the total loan portfolio, while we also pursue a growth strategy in commercial and commercial real estate loans. Our efforts in

Part 1
commercial lending have not, thus far, resulted in meaningful growth primarily because of the competition for this type of lending in our markets. However, we continue to believe that commercial lending represents an important part of developing a balanced loan portfolio, and intend to focus resources in this area of our business.
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
     Interest Expense. Approximately 55% of the increase in interest expense for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, was due to growth in average outstanding balances of interest-on checking accounts, time deposits and advances from the FHLB. The remaining interest expense growth was due to rate increases for interest-bearing demand accounts, money market accounts and time deposits. The rate increases during the third quarter of 2005, for money market and time deposits, have generally been made to remain competitive within the market as deposit rates have increased in response to Federal Reserve Board rate hikes. The interest rates on interest-on checking accounts are above the rates for comparable products in our market for large deposits in order to attract new customers and grow core deposits. Thus far in 2005, this marketing program for the interest-on checking account product has been very successful in attracting new deposits, with limited movement from existing customer accounts. Due to this success, we have extended the marketing program through June of 2006. The rate of interest expense on FHLB advances has decreased 20 basis points as higher priced advances were paid off in late 2004, and replaced with longer term, lower cost funds which we believe better matches the duration of the mortgage loan portfolio. We expect interest rates on deposits will continue to increase over the near term as market rates for deposits increase.
     Net Interest Income. The decline of 70 basis points in our net interest spread and 64 basis points in our net interest margin for the three months ended September 30, 2005, as compared to the same period in 2004, is due to a flat yield curve environment whereby the yield on our loan portfolio, which is generally comprised of longer term assets, has remained relatively flat, while our cost-of-funds, primarily shorter term deposits, has risen 63 basis points due to rising deposits rates which have followed market increases after Federal Reserve Board rate increases. Our rapid loan growth during 2004, primarily in adjustable rate one-to-four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, recent increases in market interest rates will not generally, in the near term, result in increased interest rate yields on the 2004 originated ARMs. As a result of these factors, as well as the current flat yield curve environment, net interest margins will continue to decline in the near term, although this compression could level off or possibly ease in 2006, as the Company’s portfolio of short-term hybrid ARM residential mortgages begin to reset. However, management expects net interest income to continue to grow as the Company utilizes deposit growth to expand its business and identifies opportunities to deploy the remaining funds from the stock offering into earning assets with higher yields.
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

Part 1
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
     Based on management’s evaluation of these factors, provisions of $442,000 and $674,000 were made during the three months ended September 30, 2005 and 2004, respectively. Comparatively, the provision for loan losses in the third quarter of 2005, was reduced over same quarter in 2004, as allocations for non-homogeneous loans declined because of improved borrower financial conditions and loan payoffs.
     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2005, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.
     Non-interest income. The components of non-interest income for the three months ended September 30, 2005 and 2004 were as follows:

	For the three months ended September 30,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,641	$1,052	589	56.0%
Gain on sale of real estate mortgages held for sale	49	6	43	716.7%
Gain(loss) on sale of securities available for sale	—	(47)	47	100.0%
Gain(loss) on sale of foreclosed assets	(1)	27	(28)	-103.7%
Commission income	126	64	62	96.9%
Interchange fees	188	163	25	15.3%
Other	256	43	213	495.3%

	$2,259	$1,308	$951	72.7%

     Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of initiatives implemented in the first and third quarters of 2005. These initiatives focus on improving our discipline over service charge and fee collections. Concurrent with the implementation of the initiatives, we also increased services charges and fees for certain transactions to be in-line with our market competitors. We expect continued growth of service charges and fees in 2005 as compared to 2004 as our initiatives become fully effective. We also expect ongoing growth in service charges and fees as we expand our products and services in existing and new markets.
     Commission income is earned by the Company from our third party financial services provider, when our banking customers purchase financial services or products from the financial services provider.

Part 1
Commission income from such sales increased during the third quarter 2005, as compared to third quarter 2004, primarily as a result of initiatives to increase the productivity of sales representatives, including hiring of an additional representative for our Florida market. We expect commission income to exhibit steady growth as we continue to emphasize the availability of financial service products to our existing and future customer base.
     The growth in other non-interest income was primarily from increased cash surrender value of bank-owned life insurance of $147,000 for the three months ended September 30, 2005, as compared to the same period in 2004 as our investment increased to $20.3 million as of September30, 2005, as compared to $4.9 million as of September 30, 2004.
     Non-interest expense. The components of non-interest expense for the three months ended September 30, 2005 and 2004 were as follows:

	For the three months ended September 30,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,402	$1,881	$521	27.7%
Occupancy and equipment	460	361	99	27.4%
Data processing	437	277	160	57.8%
Advertising	166	127	39	30.7%
Outside professional services	527	424	103	24.3%
Interchange charges	161	54	107	198.1%
Collection expense and repossessed asset losses	84	62	22	35.5%
Telephone	162	132	30	22.7%
Other	714	741	(27)	-3.6%

	$5,113	$4,059	$1,054	26.0%

     Compensation and benefit expense for the three months ended September 30, 2005, as compared to the same period in 2004, increased $142,000 to recognize shares earned by employees under the Atlantic Coast Federal Employee Stock Ownership Plan (ESOP), which was implemented in the fourth quarter of 2004, following the completion of the minority stock offering. In addition, recognition of compensation expense for initial awards made to outside directors and key employees in the third quarter of 2005, under the Company’s Recognition Plan and Stock Option Plan increased compensation and benefit expense $188,000. Finally, normal annual merit increases for all associates as well as increased salary expense related to the operation and management of our retail branch network added to compensation and benefit expense for the third quarter of 2005, as compared to the three months in 2004. The increase in the cost of outside professional services for the three months ended September 30, 2005, as compared to the same period in 2004, is primarily due to costs associated with Sarbanes-Oxley initiatives and various tax planning initiatives. Occupancy and equipment charges have increased for the three months ended September 30, 2005 as compared to the same quarter in 2004, due to higher real estate taxes, increased utilities and the additional lease expense associated with the Company’s Florida Regional Center, which we began occupying in latter part of the first quarter of 2005. The increased data processing costs for the three months ended September 30, 2005, as compared to the same period in 2004, is partially due to a charge of approximately $62,000 for sales tax on software purchased in 2001, as determined by a state sales tax audit of the software vendor. Interchange expense increased for the third quarter of 2005, as compared to the same quarter in 2004, as the Company received a reimbursement in

Part 1
the third quarter of 2004, in connection with the final settlement of charges related to our credit card business, which was sold in late 2003.
     In general, we expect non-interest expense will increase in future periods as a result of continued growth and expansion and the costs associated with our operation as a public company. Specifically, we expect compensation expense will increase in future periods as the Company makes additional awards under the Recognition Plan and Stock Option Plan.
Income Tax Expense. Income tax expense decreased to $(388,000), for the three months ended September 30, 2005, from $581,000 for the same period in 2004. The decrease is due to the elimination of a tax-related contingent liability of $895,000 set up in 2000 when the Company became a taxable entity. The contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary. We anticipate that income tax expense will continue to vary as income before income taxes varies.

Part 1
Comparison of Results of Operation for the Nine Months Ended September 30, 2005 and 2004.
     General. Our net income for the nine months ended September 30, 2005 was $3.6 million, which was $901,000 higher than the same period in 2004 primarily due to the recognition of a tax benefit from the elimination of a tax-related contingent liability of $895,000. Net interest income increased 1.9%, or $282,000 after three quarters in 2005 compared to the same period in 2004, as the growth of net interest-earning assets was nearly offset by rising deposit costs. The provision for loan loss expense for the nine months ended September 30, 2005, decreased $785,000 compared to the 2004 period primarily due to a large charge-off occurring in the first half of 2004 as previously discussed. Non-interest income for the for the nine months ended September 30, 2005, grew by 33.7% to $5.3 million as compared to $4.0 million for the same period in 2004 partially due to improved service charges and fees. Offsetting these combined improvements in income for the nine months ended September 30, 2005, as compared to the same period in 2004, was a 21.0%, or $2,534,000, increase in non-interest expense principally due to increased compensation and benefit costs and outside professional service costs.
     Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the nine months ended September 30, 2005, 2004 and 2003, respectively. The average yields and costs are derived by dividing income or expense by the average balance or liabilities, respectively, for the periods presented.

	For the nine months ended September 30,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$542,462	24,532	6.03%	$476,461	22,589	6.32%	$399,941	22,975	7.66%
Securities(2)	60,221	1,400	3.10%	$26,590	325	1.63%	32,764	495	2.01%
Other interest-earning assets(3)	47,234	1,137	3.21%	$25,825	392	2.03%	17,512	203	1.55%

Total interest-earning assets	649,917	27,069	5.55%	528,876	23,306	5.88%	450,216	23,674	7.01%

Non-interest earning assets	43,116			33,846			32,578

Total assets	$693,033			$562,722			$482,794

INTEREST-BEARING LIABILITIES
Savings deposits	$62,943	203	0.43%	$79,435	313	0.53%	$75,014	613	1.09%
Interest bearing demand accounts	54,421	813	1.99%	25,357	189	0.99%	14,652	136	1.24%
Money market accounts	56,070	1,088	2.59%	58,046	626	1.44%	53,417	659	1.65%
Time deposits	260,556	6,444	3.30%	220,912	4,853	2.93%	223,560	5,990	3.57%
Federal Home Loan Bank advances	116,249	3,636	4.17%	83,639	2,719	4.34%	43,218	1,594	4.92%

Total interest-bearing liabilities	550,239	12,183	2.95%	467,389	8,701	2.48%	409,864	8,992	2.92%

Non-interest bearing liabilities	42,321			50,200			32,036

Total liabilities	592,560			517,589			441,900
Stockholders’ equity	100,473			45,133			40,894

Total liabilities and stockholders’ equity	$693,033			$562,722			$482,794

Net interest income		$14,886			$14,604			$14,682

Net interest spread			2.60%			3.40%			4.10%

Net earning assets	$99,678			$61,487			$40,353

Net interest margin(4)			3.05%			3.68%			4.35%

Average interest-earning assets to average interest-bearing liabilities		118.12%			113.16%			109.85%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In Thousands)
Interest-Earning Assets
Loans receivable	$3,024	$(1,080)	$1,944	$3,993	$(4,379)	$(386)
Securities	659	416	1,075	(84)	(86)	(170)
Other interest-earning assets	416	329	745	115	73	188

Total interest-earning assets	4,099	(335)	3,764	4,024	(4,392)	(368)

Interest-Bearing Liabilities:
Savings deposits	(59)	(52)	(111)	34	(334)	(300)
Interest bearing demand accounts	331	293	624	84	(31)	53
Money market accounts	(22)	484	462	54	(87)	(33)
Time deposits	935	655	1,590	(70)	(1,066)	(1,136)
FHLB advances	1,022	(105)	917	1,334	(208)	1,126

Total interest-bearing liabilities	2,207	1,275	3,482	1,436	(1,726)	(290)

Net interest income	$1,892	$(1,610)	$282	$2,588	$(2,666)	$(78)

     Interest Income. The increase in interest income for the nine months ended September 30, 2005 as compared to the same period in 2004 is primarily due to growth in interest earning assets, principally loans. The decline in yields on loans reflects a continuingly low interest rate environment for first mortgages on residential loans, which is the Company’s principal loan asset, in spite of increases in short-term interest rates. Meanwhile, for the same comparative nine-month periods, nearly 60% of the increased interest income on securities and other interest-earning assets has been due to growth in outstanding balances. This growth has occurred primarily because the pace of loan growth has slowed (See “Comparison of Financial Condition at September 30, 2005 and December 31, 2004-Loans”) while there was remaining liquidity from the stock offering in the fourth quarter of 2004, and strong deposit growth during the nine months ended September 30, 2005. Yields on investments in securities, and other interest-earning assets, has tracked upward consistent with increases to short-term interest rates.
     As a strategy to reduce loan charge-offs and create a more stable loan portfolio, management has, over the last two years, redirected the Company’s loan originations so that the portfolio mix is less dependent on historically higher yielding, but higher risk-of-loss consumer loans, to lower yielding but also lower risk-of-loss, first and second mortgages on one–to-four-family dwellings. As evidence of this change in mix, first and second mortgages on one-to-four- family loans as a percentage of total average loans were 72.6%, 69.2% and 55.8% for the nine months ended September 30, 2005, 2004 and 2003 respectively. On the other hand, average outstanding automobile loans as a percentage of total average loans were 6.2%, 7.4% and 10.3% for the nine months ended September 30, 2005, 2004 and 2003, respectively. Management expects that automobile and other consumer lending will be maintained at their current relative levels

Part 1
within the total loan portfolio, while we also pursue a growth strategy in commercial business and commercial real estate loans. Our efforts in commercial lending have not, thus far, resulted in meaningful growth primarily because of the competition for this type of lending in our markets. However, we continue to believe that commercial lending represents an important part of developing a balanced loan portfolio, and intend to focus resources in this area of our business.
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
     Interest Expense. Approximately 66% of the increase in interest expense for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, was due to growth in average outstanding interest-on checking accounts, time deposits and advances from the FHLB. The remaining growth was due to rate increases for interest-bearing demand accounts, money market accounts and time deposits. Rate increases during 2005 for money market and time deposits have generally been made to remain competitive within the market. The interest rates on interest-on checking accounts are above the rates for comparable products in our market for large deposits in order to attract new customers and grow core deposits. Thus far in 2005, this marketing program for the interest-on checking account product has been very successful in attracting new deposits, with limited movement from existing customer accounts. Due to this success, we have extended the marketing program through June of 2006. The rate of interest expense on FHLB advances has decreased 17 basis points as higher priced advances were paid off in late 2004, and replaced with longer term, lower cost funds which we believe better matches the duration of the mortgage loan portfolio. We expect interest rates on deposits will continue to increase over the near term as market rates for deposits increase.
     Net Interest Income. The decline of 80 basis points in our net interest spread and 65 basis points in our net interest margin for the nine months ended September 30, 2005, as compared to the same period in 2004, is due to the decline in yield on our loan portfolio that reflects the change in the loan mix discussed above, combined with increased cost of funds resulting from increased deposit rates following Federal Reserve Board rate increases. Our rapid loan growth during 2004, primarily in adjustable rate one-tofour-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Further, due to a flat yield curve, interest rates on new loan growth in 2005 have not increased in connection with the aforementioned interest rate increases. Due to the various interest rate reset terms of our ARM products, recent increases in market interest rates will not generally, in the near term, increase the interest rate yields on the 2004 originated ARM’s. As a result of these factors, as well as the current flat yield curve environment, net interest margins will continue to decline in the near term, although this compression could level off or possibly ease in 2006, as the Company’s portfolio of short-term hybrid ARM residential mortgages begin to reset. However, management expects net interest income to continue to grow as the Company utilizes deposit growth to expand its business and identifies opportunities to deploy the remaining funds from the stock offering into earning assets with higher yields.
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

Part 1
using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.
     Based on management’s evaluation of these factors, provisions of $1.5 million and $2.3 million were made during the nine months ended September 30, 2005 and 2004, respectively. A significant portion of the provision expense for 2004 was related to one problem loan relationship, as previously discussed, of which $4.0 million was charged-off during the quarter ended March 31, 2004 and required an additional provision expense of $1.4 million for that quarter. The provision expense for the nine months ended September 30, 2005, also reflects decreases in both non-performing loans and impaired loans since December 31, 2004. Non-performing loans as a percentage of total loans decreased to .48% as of September 30, 2005, from 1.28% as of December 31, 2004.Impaired loans also decreased during the same nine months period, to $3.8 million, from $8.5 million. Improvements in both of these credit quality indicators resulted primarily from loan payoffs or improvements in borrower financial condition.
     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2005, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.
     Non-interest income. The components of non-interest income for the nine months ended September 30, 2005 and 2004 were as follows:

	For the nine months ended
	September 30,
	2005	2004	Increase(decrease)
	(Dollars in Thousands)		Dollars	Percentage
Service charges and fees	$3,770	$2,924	$846	28.9%
Gain on sale of real estate mortgages held for sale	114	175	(61)	-34.9%
Gain(loss) on sale of securities available for sale	—	(39)	39	100.0%
Gain(loss) on sale of foreclosed assets	40	82	(42)	-51.2%
Commission income	328	232	96	41.4%
Interchange fees	561	484	77	15.9%
Other	527	136	391	287.5%

	$5,340	$3,994	$1,346	33.7%

     Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of initiatives implemented beginning in the latter part of the first and third quarters of this year. These initiatives focus on improving our discipline over service charge and fee collections. Concurrent with the implementation of the initiatives, we also increased services charges and fees for certain transactions to be in-line with our market competitors. We expect continued growth of service charges and fees in 2005 as compared to 2004 as our initiatives become fully effective. We also

Part 1
expect ongoing growth in service charges and fees as we expand our products and services in existing and new markets.
     The growth in other non-interest income was primarily from increased cash surrender value of bank-owned life insurance of $262,000 for the nine months ended September 30, 2005, as compared to the same period in 2004 as our investment increased to $20.3 million as of September 30, 2005, as compared to $4.9 million as of September 30, 2004.
     The decrease in gain on sale of real estate mortgages held for sale is a function of less activity in 2005. During the nine months ended September 30, 2005 the Company had sales of $9.3 million as compared to $20.7 million for the same period in 2004, including a $9.6 million sale of one-to four family residential mortgages as a part of our overall asset/liability management strategy. The Company will continue to pursue opportunities to originate real estate mortgages to be held for sale in the future, but there is no certainty that we will be able to achieve meaningful volumes or realize gains on the sales.
     Non-interest expense. The components of non-interest expense for the nine months ended September 30, 2005 and 2004 were as follows:

	For the nine months ended
	September 30,
	2005	2004	Increase(decrease)
	(Dollars in Thousands)		Dollars	Percentage
Compensation and benefits	$6,986	$5,700	$1,286	22.6%
Occupancy and equipment	1,268	1,055	213	20.2%
Data processing	978	831	147	17.7%
Advertising	446	305	141	46.2%
Outside professional services	1,775	1,162	613	52.8%
Interchange charges	462	487	(25)	-5.1%
Collection expense and repossessed asset losses	247	150	97	64.7%
Telephone	412	402	10	2.5%
Other	2,023	1,970	53	2.7%

	$14,597	$12,062	$2,535	21.0%

     Approximately 40%, or $477,000, of the increased compensation and benefit expense for the nine months ended September 30, 2005, as compared to the same period in 2004, was due to the cost associated with the Atlantic Coast Federal Employee Stock Ownership Plan (ESOP) which was implemented in the fourth quarter of 2004, following the completion of the minority stock offering. In addition, recognition of compensation expense for initial awards made to outside directors and key employees in the third quarter of 2005, under the Company’s Recognition Plan and Stock Option Plan increased compensation and benefit expense $188,000. Also, director compensation for the nine months ended September 30, 2005 increased $159,000 over the same period in 2004 due to payments of $152,000 made to retiring directors under the Company’s Director Emeritus program. Finally, normal annual merit increases for all associates as well as increased salary expense related to the operation and management of our retail branch network added to compensation and benefit expense for the first three quarters of 2005, as compared to the same period in 2004. The increase in the cost of outside professional services for the nine months ended September 30, 2005, as compared to the same nine-month period in 2004, is primarily due to costs associated with Sarbanes-Oxley initiatives, legal and outside accountant costs associated with making benefit plan changes due to recent legislative changes, and various tax planning initiatives. Occupancy and equipment charges have increased for the nine months ended September 30, 2005 as compared to the first three quarters of 2004, due to higher real estate taxes, increased utilities and the additional lease expense associated with the Company’s Florida Regional Center that we began occupying in latter part of the first quarter of 2005.
     In general, we expect non-interest expense will increase in future periods as a result of continued growth and expansion and the costs associated with our operation as a public company. Compensation expense will increase in future periods as the Company makes additional awards under the Recognition Plan and the Stock Option Plan.
     Income Tax Expense. Income tax expense decreased to $487,000 for the nine months ended September 30, 2005, from $1,510,000 for the same period in 2004. The decrease is due to the elimination of a tax-related contingent liability of $895,000 set up in 2000 when the Company became a taxable entity. The contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and

Part 1
2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary. We anticipate that income tax expense will continue to vary as income before income taxes varies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets.
     As part of its efforts to monitor and manage interest rate risk, the Company uses a Market Value of Portfolio Equity (“MVPE”) methodology that is similar to the Net Portfolio Value (“NPV”) methodology adopted by the OTS as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities. It also considers the impact on MPVE of instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Annually, in the first quarter, management reviews the assumptions used in the MPVE methodology to ensure the financial nature of our asset and liability products are appropriately considered, and makes changes accordingly. As of September 30, 2005 management believes Atlantic Coast Federal Corporation’s interest rate exposure is within the limits established for MPVE in our interest rate risk policy. For additional information regarding the Company’s policy limits for interest rate exposure see Item 7a Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
     We believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one-to-four family real estate loans. Also, to a limited degree, we have utilized interest rate swap agreements as a part of our asset/liability management strategy to reduce interest rate risk for $20.0 million of our FHLB advances. We have determined that the fair value of these interest rate swaps was approximately $600,000 as of September 30, 2005 and is accounted for within accumulated other comprehensive income (loss). Finally, Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.
ITEM 4. – CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION
FORM 10-Q
September 30, 2005
Part II — Other Information
Item 1. Legal proceedings
     The bankruptcy litigation involving the seller of the pool of leases the Company purchased in 2001, was discharged in March of 2005. In June, 2005, Atlantic Coast Federal received approximately $207,000 from the bankruptcy trustee as the final distribution of escrowed proceeds. Litigation continues with the surety, RLI, Inc., and the Company continues to pursue the full balance of the unpaid contracts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth information regarding the Company’s common stock repurchase plan which was approved by its Board of Directors on July 21, 2005. The purpose of the stock repurchase plan was to replace shares issued to key employees and outside directors under the Company’s Recognition Plan.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
July 1, 2005 through July 31, 2005	0	$—	—	285,131

August 1, 2005 through August 31, 2005	103,350	13.95	103,350	181,781

September 1, 2005 through September 30, 2005	181,781	14.34	181,781	0

Total	285,131	$14.20	285,131	0

     On September 23, 2005, the Company announced its intention to repurchase up to 579,520 shares, or 10%, of its outstanding common stock beginning in early November 2005.
Item 3. Defaults Upon Senior Securities
             None
Item 4. Submission of Matters to a Vote of Security Holders
             None

ATLANTIC COAST FEDERAL CORPORATION
FORM 10-Q
September 30, 2005
Part II — Other Information
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
September 30, 2005
Part II — Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: November 14, 2005	/s/ Robert J. Larison, Jr
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: November 14, 2005	/s/ Jon C. Parker, Sr.
Jon C. Parker, Sr., Vice –President and
Chief Financial Officer