Form 10-K
period 2005-12-31
ATLANTIC COAST FEDERAL CORP
filed 2006-03-31
CIK 1284077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐  NO  ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐  NO  ☑.
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                    Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑
As of March 27, 2006, there were outstanding 14,141,350 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2005 was $57,538,841.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2006 Annual Stockholders Meeting (Part III).

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K
Table of Contents, continued

PART III

Item 10. Directors and Executive Officers of the Registrant	118
Item 11. Executive Compensation	118
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118
Item 13. Certain Relationships and Related Transactions	118
Item 14. Principal Accountant Fees and Services	118

PART IV

Item 15. Exhibits and Financial Statement Schedules	118
Form 10-K Signature Page	120
Exhibit 21 Subsidiaries of Registrant	121
Exhibit 23.1 Consent of Crowe Chizek and Company LLC	122
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	123
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	124
Exhibit 32. Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	125

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
     Atlantic Coast Federal Corporation (or the Company) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (OTS). It was organized for the purpose of acquiring all of the capital stock that Atlantic Coast Federal, a federally chartered stock savings association, issued upon its mutual holding company reorganization from the mutual to stock form of ownership in January 2003. On October 4, 2004 the Company completed a minority stock offering in which it sold 5,819,000 shares or 40% of its common stock. The remaining majority of the 14,547,500 outstanding shares were owned by Atlantic Coast Federal, MHC (MHC), a federally chartered mutual holding company.
     In July 2005, the Company issued, out of previously authorized but unissued common stock, 258,469 shares of common stock as restricted stock awards to outside directors and key employees under the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the Recognition Plan). The Company also conducted common stock repurchase programs during 2005, resulting in the repurchase of 664,619 shares or 4.5% of total outstanding shares of common stock. At December 31, 2005, the MHC owns 61.7%, or 8,728,500 shares, of the outstanding stock of the Company, with the remaining 38.3%, or 5,412,850 shares held by persons other than the Mutual Holding Company. The Company holds 100% of Atlantic Coast Federal’s outstanding common stock.

     Atlantic Coast Federal Corporation has not engaged in any significant business to date. Its primary activity is holding all of the stock of Atlantic Coast Federal.
     In the future Atlantic Coast Federal Corporation may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current understandings or agreements for these activities. Atlantic Coast Federal Corporation does not maintain offices separate from those of Atlantic Coast Federal or utilize persons other than certain of Atlantic Coast Federal’s officers. Directors and officers of Atlantic Coast Federal Corporation are not separately compensated for their service.
     Atlantic Coast Federal was originally established in 1939 as a credit union to serve the employees of the Atlantic Coast Line Railroad. At the time of the conversion from a federal credit union to a federal mutual savings association our field of membership consisted of about 125 various employee groups, residents of Atkinson, Bacon, Brantley, Charlton, Clinch, Coffee, Pierce and Ware counties in Georgia, and employees of CSX Transportation Inc. (“CSX”), which is headquartered in Jacksonville, Florida. However, as a credit union, we were legally restricted to serve only individuals who shared a “common bond” such as a common employer.
     After receiving the necessary regulatory and membership approvals, on November 1, 2000, Atlantic Coast Federal Credit Union converted to a federal mutual savings association known as Atlantic Coast Federal that serves the general public. The conversion has allowed us to diversify our customer base by marketing our products and service to individuals and businesses in our market area. Unlike a credit union, we may make loans to customers who do not have a deposit relationship with us. Following the conversion we began to emphasize residential mortgage lending and commercial real estate loans and to reduce our automobile and consumer lending. Automobile lending had become an unattractive line of business in the past few years due to delinquencies, charge-offs and competitive pressures from financing programs offered by the automobile manufacturers. Consumer lending, such as credit cards, also incurred high delinquency and charge-off rates. See “-Lending Activities.”
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

Market Area
     We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Waycross, Georgia, and have branches in Waycross, Douglas and Garden City, Georgia, as well as Jacksonville, Orange Park, Atlantic Beach, Fernandina Beach and Lake City, Florida. Waycross is located in Ware County, Georgia and the dominant employer in town is CSX Transportation, Inc., which operates a major railroad facility there. The market area of southeastern Georgia is marked by limited growth trends and is a largely agricultural-based economy. Based on the most recent data available, Atlantic Coast Federal’s approximate deposit market share in its Georgia markets was 3.56% and in its Florida markets was 1.28%. The Jacksonville market is one of the most affordable cities in Florida with ample employment opportunities and an appreciating housing market. The city, which is the 14th largest in the U.S., serves not only as a financial hub, but also as a regional healthcare and insurance center. It also has a healthy tourism industry recently hosting major sporting events such as the Super Bowl in 2005 and the NCAA basketball tournament.
Lending Activities
     General. We originate one- to four-family residential first and second mortgage loans, and to a lesser extent we originate automobile and other consumer loans and commercial real estate loans. We originate residential, multi-family and commercial construction loans. We also purchase loans, principally one–to four–family residential mortgages, in the form of whole loans as well as participation interests, for interest rate risk management and portfolio diversification. Our loans carry either a fixed or adjustable rate of interest. Consumer loans are generally short term and amortize monthly or have interest payable monthly. Mortgage loans generally have a longer-term amortization, with maturities up to 40 years, with principal and interest due each month. At December 31, 2005, our net loan portfolio totaled $580.4 million, which constituted 78.0% of our total assets.
     At December 31, 2005, the maximum amount that we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was approximately $11.6 million. At December 31, 2005, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at December 31, 2005, were as follows: (1) a $7.5 million loan to provide construction financing to a Jacksonville based residential builder, (2) a $5.5 million loan to finance income producing commercial properties, (3) a $4.9 million loan to finance owner occupied commercial real estate, (4) a $4.6 million loan to finance income producing commercial real estate, and (5) a $3.8 million loan to finance a retail strip center.

     The following table presents information concerning the composition of Atlantic Coast Federal’s loan portfolio in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$324,681	55.87%	$303,544	58.44%	$236,959	53.73%	$177,295	46.13%	$150,139	44.54%
Multi-family	7,652	1.32%	8,042	1.55%	7,839	1.78%	8,727	2.27%	4,056	1.20%
Commercial	59,074	10.16%	57,178	11.01%	56,228	12.75%	36,161	9.41%	14,537	4.31%
Construction — one- to four-family	24,243	4.17%	14,275	2.75%	11,913	2.70%	7,552	1.97%	10,456	3.10%
Construction — multi-family	—	—	—	—	3,802	0.86%	3,078	0.80%	3,600	1.07%
Construction – commercial	2,577	0.44%	2,577	0.50%	14,861	3.37%	19,897	5.18%	3,933	1.17%

Total real estate loans	418,227	71.96	385,616	74.25%	331,602	75.19%	252,710	65.76%	186,721	55.39%

Other loans:
Consumer	62,846	10.82%	57,893	11.14%	60,925	13.81%	88,071	22.92%	114,060	33.84%
Home equity	79,016	13.59%	60,077	11.56%	39,217	8.89%	32,645	8.50%	30,778	9.13%
Land	12,650	2.18%	12,078	2.33%	5,729	1.30%	2,775	0.72%	2,047	0.61%
Commercial	8,430	1.45%	3,711	0.72%	3,553	0.81%	8,065	2.10%	3,478	1.03%

Total other loans	162,942	28.04%	133,759	25.75%	109,424	24.81%	131,556	34.24%	150,363	44.61%

Total loans	581,169	100.00%	519,375	100.00%	441,026	100.00%	384,266	100.00%	337,084	100.00%

Less:
Net deferred loan origination (fees) costs	3,164		1,473		(554)		(231)		(204)
Premiums on purchased loans	695		819		635		435		542
Allowance for loan losses	(4,587)		(3,956)		(6,593)		(4,692)		(3,766)

Total loans, net	$580,441		$517,711		$435,622		$379,778		$333,656

     The following table shows the composition of Atlantic Coast Federal’s loan portfolio by fixed and adjustable-rate at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS

Real estate loans:
One- to four-family	$113,590	19.55%	$118,515	22.82%	$136,155	30.87%	$120,162	31.27%	$117,506	34.86%
Multi-family	2,447	0.42%	2,238	0.43%	7,839	1.78%	8,727	2.27%	4,056	1.20%
Commercial	22,612	3.89%	33,568	6.46%	29,662	6.73%	36,161	9.41%	14,537	4.31%
Construction-one- to four-family	16,418	2.82%	14,275	2.75%	4,327	0.98%	7,552	1.97%	10,456	3.10%
Construction-multi-family	—	—	—	—	2,573	0.58%	3,078	0.80%	3,600	1.07%
Construction-commercial	—	—	600	0.12%	9,148	2.07%	19,897	5.18%	3,933	1.17%

Total real estate loans	155,067	26.68%	169,196	32.58%	189,704	43.01%	195,577	50.90%	154,088	45.71%

Other loans:
Consumer	62,343	10.73%	57,409	11.05%	60,925	13.81%	88,071	22.92%	114,060	33.84%
Home equity	13,184	2.27%	7,994	1.54%	8,257	1.87%	11,287	2.94%	12,149	3.60%
Land	6,027	1.04%	3,198	0.62%	5,729	1.30%	2,775	0.72%	2,047	0.61%
Commercial	535	0.09%	2,370	0.46%	3,553	0.81%	8,065	2.105	3,478	1.03%

Total other loans	82,089	14.13%	70,971	13.67%	78,464	17.79%	110,198	28.68%	131,734	39.08%

Total fixed-rate loans	237,156	40.81%	240,167	46.25%	268,168	60.80%	305,775	79.58%	285,822	84.79%

ADJUSTABLE-RATE
Real estate loans:
One- to four-family	211,091	36.32%	185,029	35.62%	100,804	22.86%	57,133	14.86%	32,633	9.68%
Multi-family	5,205	0.90%	5,804	1.12%	—	—	—	—	—	—
Commercial	36,462	6.27%	23,610	4.55%	26,566	6.02%	—	—	—	—
Construction-one- to four-family	7,825	1.35%	—	—	7,586	1.72%	—	—	—	—
Construction-multi-family	—	—	—	—	1,229	0.28%	—	—	—	—
Construction-commercial	2,577	0.44%	1,977	0.38%	5,713	1.30%	—	—	—	—

Total real estate loans	263,160	45.28	216,420	41.67%	141,898	32.18%	57,133	14.86%	32,633	9.68%

Other Loans:
Consumer	503	0.09%	484	0.09%	—	—	—	—	—	—
Home equity	65,832	11.32%	52,083	10.02%	30,960	7.02%	21,358	5.56%	18,629	5.53%
Land	6,623	1.14%	8,880	1.71%	—	—	—	—	—	—
Commercial	7,895	1.36%	1,341	0.26%	—	—	—	—	—	—

Total other loans	80,853	13.91%	62,788	12.08%	30,960	7.02%	21,358	5.56%	18,629	5.53%

Total adjustable loans	344,013	59.19%	279,208	53.75%	172,858	39.20%	78,491	20.42%	51,262	15.21%

Total loans	581,169	100.00%	519,375	100.00%	441,026	100.00%	384,266	100.00%	337,084	100.00%

Less:
Net deferred loan origination (fees) costs	3,164		1,473		554		(231)		(204)
Premiums on purchased loans	695		819		635		435		542
Allowance for loan losses	(4,587)		(3,956)		(6,593)		(4,692)		(3,766)

Total loans, net	$580,441		$517,711		$435,622		$379,778		$333,656

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in Atlantic Coast Federal’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include loan proceeds not disbursed, unearned discounts, unearned income and allowance for loan losses.

							Construction-One- to
	One- to Four- Family		Multi-Family		Commercial – Real Estate		four-family (1)		Construction-Commercial
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At
December 31, 2005	(Dollars in Thousands)
1 year or less	$121	6.17%	$—	%	$13,083	7.59%	$13,717	7.25%	$364	8.75%
Greater than 1 to 3 years	1,852	4.53%	—	—	8,808	7.01%	—	—	2,213	7.82%
Greater than 3 to 5 years	4,033	5.43%	4,867	6.52%	10,299	7.26%	—	—	—	—
Greater than 5 to 10 years	8,013	5.38%	—	—	22,906	6.82%	958	5.04%	—	—
Greater than 10 to 20 years	69,009	5.39%	2,785	7.43%	3,865	6.27%	510	5.45%	—	—
More than 20 years	241,653	5.42%	—	—	113	7.50%	9,058	5.27%	—	—

Total	$324,681		$7,652		$59,074		$24,243		$2,577

	Consumer		Home Equity		Land		Commercial		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At
December 31, 2005	(Dollars in Thousands)
1 year or less	$1,976	6.48%	$38	8.01%	$669	8.00%	$4,401	7.92%	$34,369	7.45%
Greater than 1 to 3 years	6,661	10.80%	141	7.92%	642	6.50%	2,345	7.60%	22,662	8.05%
Greater than 3 to 5 years	42,090	10.58%	1,589	7.86%	1,707	8.17%	1,295	8.25%	65,880	9.27%
Greater than 5 to 10 years	3,343	8.25%	4,787	7.56%	336	7.63%	389	7.98%	40,732	6.72%
Greater than 10 to 20 years	6,988	8.14%	72,461	7.24%	7,524	6.10%	—	—	163,142	6.24%
More than 20 years	1,788	8.02%	—	—	1,772	6.63%	—	—	254,384	5.44%

Total	$62,846		$79,016		$12,650		$8,430		$581,169

(1)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

     The following schedule illustrates the interest rate sensitivity of Atlantic Coast Federal’s loan portfolio at December 31, 2005. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not include scheduled payments or potential prepayments.

				Construction
	One- to Four-		Commercial –	One- to-four-	Construction
	Family	Multi-Family	Real Estate	family	Commercial	Consumer	Home Equity	Land	Commercial	Total
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(In Thousands)
1 year or less (1)	$18,001	$—	$25,770	$14,184	$2,577	$3,334	$59,943	$1,845	$7,726	$133,380
Greater than 1 to 3 years	78,061	3,100	15,148	1,298	—	3,840	5,918	2,745	704	110,814
Greater than 3 to 5 years	112,845	3,872	10,462	4,162	—	43,610	1,302	3,878	—	180,131
Greater than 5 to 10 years	14,680	—	6,762	1,449	—	3,291	3,676	935	—	30,793
Greater than 10 to 20 years	44,516	680	932	1,045	—	6,983	7,214	3,007	—	64,377
More than 20 years	56,578	—	—	2,105	—	1,788	963	240	—	61,674

Total	$324,681	$7,652	$59,074	$24,243	$2,577	$62,846	$79,016	$12,650	$8,430	$581,169

(1)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows repricing dates greater than one year.

     Of the $581.2 million in total loans at December 31, 2005, approximately $237.2 million (40.8%) have fixed rates of interest and approximately $344.0 million (59.2%) have adjustable rates of interest.
     One- to Four-Family Residential Lending. At December 31, 2005, one- to four-family residential mortgage loans totaled $324.7 million, or 55.9%, of our gross loan portfolio. We generally underwrite our one- to four-family loans based on the applicant’s employment, income, credit history and the appraised value of the subject property. Presently, we generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%. For highly credit worthy borrowers, we may extend this ratio to 85%. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. We currently originate one- to four-family mortgage loans on a fixed-rate and adjustable-rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable-rate loans are tied to a variety of indices including a rates based on U. S. Treasury securities. The majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our home mortgages are structured with a five to forty year maturity, with amortizations up to a 40-year period. Substantially all of our one- to four-family loans originated or purchased are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area.
     We also originate, or purchase from brokers, residential construction loans as part of our residential loan programs. These loans are generally made for the construction of pre-sold builder homes as well as to individual borrowers. Loans made to builders are usually limited to approximately five homes at any one time. Loans purchased from brokers are normally closed with permanent financing in place with third-party lenders. We generally limit construction loans to no more than an 80% loan to value ratio upon completion. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%. For exceptionally high credit worthy borrowers, we may extend this ratio to 85%. December 31, 2005, we had $24.2 million in residential construction loans.
     All of our residential real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws. The loans originated or purchased by us are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines. We sell approximately 10% to 25% of our loans to investors on the secondary market to fulfill customer demand for product that does not fit in our portfolio strategy.
     Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At December 31, 2005, multi-family residential loans totaled $7.7 million, or 1.3% of our gross loan portfolio.

     Our multi-family residential loans are generally originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rates based on prime or U.S. Treasury securities. The majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 30 years. These loans are secured by properties located in southeastern Georgia and the Jacksonville metropolitan area. We use internal staff as well as mortgage bankers and brokers to originate these loans. We retain some of the multi-family loans we originate, while selling participations in others to manage our exposure to any one borrower. We also finance the construction of multi-family residences using similar underwriting standards.
     Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.
     We also make multi-family construction loans. However, at December 31, 2005, there were no multi-family loans in the portfolio that consisted of construction loans. These loans would be made under the same general guidelines as permanent multi-family loans.
     Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality — Non-Performing Assets.”
     Home-Equity Lending. We currently originate both fixed-term equity loans and open-ended home equity lines of credit. At December 31, 2005, our portfolio totaled $79.0 million, or 13.6%, of our gross loan portfolio. We generally underwrite our one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the appraised value less any prior liens. For high credit worthy borrowers we may lend up to 110% of the appraised value less any prior liens. This ratio may be reduced in accordance to our guidelines given the risk and credit profile of the borrower. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors or by a qualified asset valuation model. We require a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.
     Our home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest. All home equity loans have a maximum draw period of 10 years with a repayment period of 10 years following such draw period. We currently retain these loans in our portfolio.

     Commercial Real Estate Lending. We offer commercial real estate loans for both permanent financing and construction. These loans are typically secured primarily by small retail establishments, rental properties, storage facilities, and small office buildings located in our primary market area. At December 31, 2005, permanent commercial real estate loans totaled $59.1 million, or 10.2%, of our gross loan portfolio and commercial construction loans totaled $2.6 million or 0.4% of our gross loan portfolio. We generally originate commercial construction loans to finance the construction of retail stores and small office buildings.
     We originate both fixed-rate and adjustable-rate commercial real estate loans. The interest rate on adjustable- rate loans is tied to a variety of indices, including a rates based on the Prime Rate and U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed-rate of interest for either three or five years, which then converts to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 25 years, generally have maturities of up to 10 years and carry pre-payment penalties.
     Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state-licensed fee appraisers approved by the board of directors. The majority of the properties securing our commercial real estate loans are located in our market area.
     Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality — Non-Performing Loans.”
     Consumer Loans. We currently offer a variety of consumer loans. Consumer loans generally have shorter terms to maturity, reducing our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2005, our consumer loan portfolio, inclusive of automobile loans, totaled $62.8 million, or 10.8%, of our gross loan portfolio. In recent years, our consumer lending portfolio as a percentage of our loan portfolio has continued to decrease as we have emphasized our real estate loan products.
     The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $31.1 million at December 31, 2005, or 5.4% of our gross loan portfolio at December 31, 2005. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

     Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
     Land Loans. We offer land loan financing to credit worthy borrowers who can support the debt service. Generally, these loans have fixed rates and carry a higher rate of interest than do residential permanent loans. At December 31, 2005, our land loan portfolio totaled $12.7 million, or 2.2% of our gross loan portfolio. We generally underwrite land loans based on the applicant’s employment, income, credit history and the appraised value of the subject property. Presently, we lend up to 90% of the lesser of the appraised value or purchase price. Over the last five years our land loans have increased from .6% to 2.2% of our gross loan portfolio. This growth is attributed to the generally high real estate demand in our market of northeast Florida.
Loan Originations, Purchases, and Sales
     We originate loans through our branch network, the internet and our call center. Referrals from our current customer base, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We also purchase loans, principally one–to four–family residential mortgages, in the form of whole loans as well as participation interests for interest rate risk management and portfolio diversification. In addition, we sell participation interests in some of our larger real estate loans.
Asset Quality
     When a borrower fails to make a timely payment on a loan, contact is made initially in the form of a reminder letter sent at either 10 or 15 days depending on the term of the loan agreement. If a response is not received within a reasonable period of time, contact by telephone is made in an attempt to determine the reason for the delinquency and to request payment of the delinquent amount in full or to establish an acceptable repayment plan to bring the loan current.
     If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured, non-real estate loans and small claims or legal action for unsecured loans. If the loan is secured by real estate, a letter of intent to foreclose is sent to the borrower when an agreement for an acceptable repayment plan can not be established or agreed upon. The letter of intent to foreclose allows the borrower up to 10 days to bring the account current. Once the loan becomes 75 days delinquent and an acceptable repayment plan has not been established, foreclosure action is initiated on the loan.
     Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. Contractually, the servicing institutions are required to adhere to collection policies no less stringent than our policies. We track each purchased loan individually to ensure full payments are received as scheduled. Each month, servicing institutions are required to provide delinquent loan status reports to our loan operations department. The status reports are included in the month-end delinquent real estate report to management.
     Delinquent Loans. The following table sets forth our loans delinquent 60-to-89 days and 90 days or more past due by type, number, amount and percentage of type at December 31, 2005.

	Loans Delinquent For:
					Total
	60-89 Days		90 Days or More		Delinquent Loans
		Principal		Principal		Principal
	Number	Balance of	Number	Balance of	Number	Balance of
Loan Types	of Loans	Loans	of Loans	Loans	of Loans	Loans
	(Dollars in Thousands)
Real estate
One- to four-family	3	$241	5	$571	8	$812
Multi-family	—	—	—	—	—	—
Commercial	1	202	4	238	5	440
Construction — One- to four-family	3	661	—	—	3	661
Construction — Multi-family	—	—	—	—	—	—
Construction – Commercial	—	—	—	—	—	—
Other
Consumer	50	216	121	597	171	813
Home equity			1	35	1	35
Land	1	109	—	—	1	109
Commercial	1	156	87	784	88	940

	59	$1,585	218	$2,225	277	$3,810

Delinquent loans to total gross loans		0.27%		0.38%		0.65%
     Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. At December 31, 2005, we had no loans delinquent 90 days or more that were accruing interest. For the year ending December 31, 2005, contractual gross interest income of $149,419 would have been recorded on non-performing loans if those loans had been current. Interest in the amount of $6,366 was included in income during 2005 on such loans. At December 31, 2005, the amount of the allowance for loan losses allocated to total non-performing loans was approximately $304,000.

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

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family real estate	$697	$1,931	$465	$365	$54
Multi-family real estate	—	—	—	—	—
Commercial real estate	238	3,271	5,670	—	—
Construction — one- to four-family	—	—	—	—	153
Construction — multi-family	—	—	—	—	—
Construction — commercial	—	—	—	—	—
Consumer	597	290	267	868	984
Home equity	35	—	—	—	5
Land	109	—	—	—	—
Commercial	940	1,166	1,165	1,664	—

Total	2,616	6,658	7,567	2,897	1,196

Accruing delinquent 90 days or more:
One- to four-family real estate	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction — one- to four-family	—	—	—	—	—
Construction — multi-family	—	—	—	—	—
Construction — commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—
Land	—	—	—	—	—
Commercial		—	—	—	—

Total	—	—	—	—	—

Total non-performing loans	2,616	6,658	7,567	2,897	1,196
Foreclosed assets	310	323	1,079	1,141	475

Total non-performing assets	$2,926	$6,981	$8,646	$4,038	$1,671

Non-performing loans to total loans	0.45%	1.28%	1.72%	0.75%	0.35%

Non-performing assets to total assets	0.39%	1.09%	1.73%	0.90%	0.44%

     Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
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
     In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 7.7% of our equity capital and .96% of our total assets at December 31, 2005.
     The aggregate amount of our classified loans at the dates indicated were as follows:

	At December 31,
	2005	2004
	(In Thousands)
Loss	$—	$—
Doubtful	1,719	2,670
Substandard	5,398	8,464

Total	$7,118	$11,134

     At December 31, 2005, $4.5 million of our classified loans were impaired, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114 Accounting by Creditors for Impairment of a Loan down from $8.5 at year end 2004. We classify loans as special mention when it is determined that a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms. At December 31, 2005 and 2004, special mention loans were $8.5 million and $3.9 million, respectively.

     Allowance for Loan Losses. We maintain an allowance for loan losses to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses incurred in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include a SFAS No. 5, “Accounting for Contingencies” (“FAS 5”) component by type of loan and specific allowances for identified problem loans. The allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.
     The “FAS 5” component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the “FAS 5” component. Loss factors are based on our historical loss experience and on significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.
     The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio exist as of the balance sheet date are considered as well. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that a specifically identifiable problem credit or portfolio segment as of the evaluation date evidences any of these conditions, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where a specifically identifiable problem credit or portfolio segment as of the evaluation date does not evidence any of these conditions, management’s evaluation of the loss related to this condition is reflected in the general allowance.
     Management also evaluates the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that Atlantic Coast Federal will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

     Because the allowance for loan losses is based on estimates of probable incurred losses in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance when, in management’s judgment, significant factors exist which may affect the ability to collect on the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses in the loan portfolio on a quarterly basis, we are able to adjust specific and general loss estimates based upon the most recent information available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the OTS and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Atlantic Coast Federal.
     At December 31, 2005, our allowance for loan losses was $4.6 million or 0.78% of the total loan portfolio and 175.4% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective and requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2005.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$3,956	$6,593	$4,692	$3,766	$3,642

Charge-offs:
One-to four-family real estate	192	78	300	500	38
Multi-family real estate	—	—	—	—	—
Commercial real estate	605	4,637	—	—	—
Construction-one-to four family	—	—	—	—	—
Construction multi-family	—	—	—	—	—
Construction -commercial	—	—	—	—	—
Consumer	1,250	1,642	2,259	2,752	2,772
Home equity	160	63	25	—	—
Land	—	—	—	—	—
Commercial	120	—	664	251	—

Total charge-offs	2,326	6,420	3,248	3,503	2,810

Recoveries:
One-to four-family real estate	40	7	86	1	3
Multi-family real estate	—	—	—	—	—
Commercial real estate	51	—	—	—	—
Construction-one-to four family	—	—	—	—	—
Construction multi-family	—	—	—	—	—
Construction -commercial	—	—	—	—	—
Consumer	732	790	823	745	850
Home equity	1	11	2	—	—
Land	—	—	—	—	—
Commercial	12	—	—	—	—

Total charge-offs	836	808	911	746	853

Net charge-offs	1,490	5,612	2,337	2,757	1,957

Provision for loan losses	2,121	2,975	4,238	3,683	2,081

Balance at end of period	$4,587	$3,956	$6,593	$4,692	$3,766

Net charge-offs to average loans during this period (1)	0.27%	1.16%	0.57%	0.76%	0.65%

Net charge-offs to average non-performing loans during this period	43.41%	122.10%	30.88%	95.17%	163.63%

Allowance for loan losses to non-performing loans	175.36%	59.42%	87.13%	161.96%	314.88%

Allowance as % of total loans(end of period) (1)	0.78%	0.76%	1.49%	1.22%	1.12%

(1)	Toal loans are net of deferred fees and costs and purchase premiums or discounts

The distribution of the allowance for loan losses on loans at the dates indicated is summarized as follows.

	At December 31,
	2005			2004			2003
			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in
			Each			Each			Each
	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts by	to Total	Loan Loss	Amounts by	to Total	Loan Loss	Amounts by	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
	(Dollars in Thousands)
One-to four-family real estate	$672	$324,681	55.87%	$494	$303,544	58.44%	$281	$236,959	53.73%
Multi-family real estate	38	7,652	1.32%	32	8,042	1.55%	26	7,839	1.78%
Commercial real estate	1,041	59,074	10.16%	1,404	57,178	11.01%	3,622	56,228	12.75%
Construction — one-to four family	185	24,243	4.17%	71	14,275	2.75%	—	11,913	2.70%
Construction — multi-family		—	—	—	—	—	250	3,802	0.86%
Construction — commercial	26	2,577	0.44%	179	2,577	0.50%	799	14,861	3.37%
Consumer	1,581	62,846	10.81%	1,227	57,893	11.15%	1,328	60,925	13.81%
Home equity	497	79,016	13.60%	332	60,077	11.57%	45	39,217	8.89%
Land	79	12,650	2.18%	—	12,078	2.33%	—	5,729	1.30%
Commercial	468	8,430	1.45%	217	3,711	0.71%	240	3,553	0.81%
Unallocated	—	—	—	—	—	—	2	—	—

Total	$4,587	$581,169	100.00%	$3,956	$519,375	100.00%	$6,593	$441,026	100.00%

	2002			2001
			Percent of			Percent of
			Loans in			Loans in
			Each			Each
	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts by	to Total	Loan Loss	Amounts by	to Total
	Allowance	Category	Loans	Allowance	Category	Loans
One-to four-family real estate	$55	$177,295	46.14%	$35	$150,139	44.54%
Multi-family real estate	15	8,727	2.27%	21	4,056	1.20%
Commercial real estate	389	36,161	9.41%	135	14,537	4.31%
Construction — one-to four family	—	7,552	1.97%	—	10,456	3.10%
Construction — multi-family	53	3,078	0.80%	171	3,600	1.07%
Construction — commercial	198	19,897	5.18%	39	3,933	1.17%
Consumer	2,642	88,071	22.92%	3,220	114,060	33.84%
Home equity	512	32,645	8.50%	21	30,778	9.13%
Land	—	2,775	0.72%	—	2,047	0.61%
Commercial	828	8,065	2.10%	39	3,478	1.03%
Unallocated	—	—	—	85	—	—

Total	$4,692	$384,266	100.00%	$3,766	$337,084	100.00%

Investment Activities
     General. We are required by federal regulations to maintain an amount of liquid assets, such as cash and short-term securities, for the purposes of meeting our operational needs. We are also permitted to make certain other securities investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Commitments.” Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.
     We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and government sponsored enterprises, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly. See “How We Are Regulated — Atlantic Coast Federal” for a discussion of additional restrictions on our investment activities.
     Our board of directors has adopted an investment policy which governs the nature and extent of our investment activities, and the responsibilities of management and the board. Investment activities are directed by the Treasurer and Chief Financial Officer, in coordination with our Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
     The current structure of our investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and maximizes earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management and Market Risk.”
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

     The following table sets forth the composition of our securities portfolio and other earning assets at the dates indicated.

			At December 31,
	2005		2004		2003
	Carrying		Carrying
	Value	% of Total	Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency	$32,079	44.58%	$20,853	39.07%	$7,473	28.70%
State and municipal	5,361	7.45%	11,930	22.36%	15,201	58.38%
Mortgage Backed Securities	34,525	47.97%	10,603	19.87%	1,312	5.04%
Corporate commercial paper	—	—	9,967	18.68%	—	—
Mutual Funds	—	—	10	0.02%	2,053	7.88%

Total	$71,965	100.00%	$53,363	100.00%	$26,039	100.00%

Other earning assets:
Interest-earning deposits with banks	$15,918	64.21%	$18,286	50.10%	$2,304	39.15%
Federal funds sold and securities purchased under agreements to resell	—	—	11,800	32.33%	—	—
FHLB stock	7,074	28.53%	5,511	15.10%	3,082	52.36%
Other investments	1,800	7.26%	900	2.47%	500	8.49%

Total	$24,792	100.00%	$36,497	100.00%	$5,886	100.00%

     The composition and maturities of the debt securities portfolio, as of December 31, 2005, are as follows:

	At December 31, 2005
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Securities
			Amortized
	Amortized Cost	Amortized Cost	Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Government sponsored enterprises	$7,000	$19,375	$966	$5,000	$32,341	$32,079
State and Municipal	3,651	1,749	—	—	5,400	5,361
Mortgage-backed securities	—	3,983	3,879	27,023	34,885	34,525

Total investment securities	$10,651	$25,107	$4,845	$32,023	$72,626	$71,965

Weighted average yield	2.81%	3.91%	5.30%	4.83%	4.43%	4.43%

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
     The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits to be consistent with our asset/liability management, liquidity and profitability objectives. We consider numerous factors including (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by competitors in our markets for similar deposit products; (3) our current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank (FHLB). Interest rates are reviewed by senior management weekly. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	2005			2004			2003
			Weighted			Weighted			Weighted
			average			average			average
	Balance	Percent	rate	Balance	Percent	rate	Balance	Percent	rate
Deposit type
Non interest bearing demand	$38,454	7.45%	—	$34,799	7.99%	—	$28,865	7.36%	—
Savings	53,725	10.41%	0.41%	67,506	15.49%	0.45%	76,721	19.56%	0.81%
Interest bearing demand	79,739	15.44%	2.44%	30,582	7.02%	1.22%	13,907	3.55%	0.85%
Money market demand	46,535	9.01%	3.09%	56,753	13.03%	2.00%	60,275	15.37%	1.20%

Total transactions accounts	218,453	42.31%	1.65%	189,640	43.53%	0.96%	179,768	45.83%	0.81%

Certificate of deposit	297,869	57.69%	3.81%	246,042	56.47%	2.98%	212,488	54.17%	3.19%

Total deposits	$516,322	100.00%	2.90%	$435,682	100.00%	2.10%	$392,256	100.00%	2.10%

     As of December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $105.3 million. The following table sets forth the maturity of those certificates as of December 31, 2005.

At
December 31,
Maturity Period	2005
(In Thousands)
Three months or less	$11,673
Over three months through six months	22,624
Over six months through one year	33,914
Over one year to three years	27,035
Over three years	10,025

Total	$105,271

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
     We may obtain advances from the FHLB of Atlanta upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2005, we had $129.0 million in Federal Home Loan Bank advances outstanding.
     The following table sets forth information as to our FHLB advances for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(Dollars In Thousands)
Average balance outstanding	$119,462	$87,640	$47,099
Maximum month-end balance	$129,000	$100,314	$61,629
Balance at end of period	$129,000	$100,314	$60,971
Weighted average interest rate during the period	4.18%	4.26%	4.80%
Weighted average interest rate at end of period	4.18%	3.67%	4.27%

Subsidiary and Other Activities
     At December 31, 2005, Atlantic Coast Federal Corporation did not have any active subsidiaries other than Atlantic Coast Federal. During 2005, Atlantic Coast Federal formed Atlantic Coast Holdings (“Holdings”) as a wholly owned subsidiary for the purpose of managing and investing in certain securities, as well as owning all of the common stock and 85% of the preferred stock of Coastal Properties, Inc. a Real Estate Investment Trust(The “REIT”). The REIT was formed for the purpose of holding Georgia and Florida first lien residential mortgages originated by Atlantic Coast Federal. The activities of First Community Financial Services, a subsidiary of Atlantic Coast Federal, were consolidated into Atlantic Coast Federal in the fourth quarter of 2003.
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
     General. Atlantic Coast Federal, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. Atlantic Coast Federal also is subject to regulation by the Federal Deposit Insurance Corporation (FDIC), which insures the deposits of Atlantic Coast Federal to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders. The OTS regularly examines Atlantic Coast Federal and prepares reports for the consideration of Atlantic Coast Federal’s board of directors on any deficiencies that it may find in Atlantic Coast Federal’s operations. Atlantic Coast Federal’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of Atlantic Coast Federal’s loan documents. Any change in such regulations, whether by the FDIC, the OTS, or the Congress, could have a material adverse impact on Atlantic Coast Federal Corporation and Atlantic Coast Federal and their operations.

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
     Waivers of Dividends by Atlantic Coast Federal Corporation. OTS regulations require Atlantic Coast Federal, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Atlantic Coast Federal Corporation. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) and the waiver would not be detrimental to the safe and sound operation of the institution.
     In 2005, Atlantic Coast Federal, MHC waived receipt of quarterly dividends in the total amount of $1.8 million. We anticipate that Atlantic Coast Federal, MHC will waive dividends, from time to time, paid by Atlantic Coast Federal Corporation, if any. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Atlantic Coast Federal, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Atlantic Coast Federal, MHC converts to stock form.

     Conversion of Atlantic Coast Federal, MHC to Stock Form. The OTS regulations permit Atlantic Coast Federal, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Atlantic Coast Federal Corporation (the “New Holding Company”), Atlantic Coast Federal, MHC’s corporate existence would end, and certain depositors of Atlantic Coast Federal would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Atlantic Coast Federal, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Atlantic Coast Federal Corporation immediately prior to the Conversation Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by Atlantic Coast Federal, MHC would not be considered in determining an appropriate exchange ratio in a conversion transaction. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.
     A Conversion Transaction requires the approval of the OTS as well as a majority of the votes eligible to be cast by the members of Atlantic Coast Federal, MHC and a majority of the votes eligible to be cast by the stockholders of Atlantic Coast Federal Corporation other than Atlantic Coast Federal, MHC.
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

     Atlantic Coast Federal’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2005, Atlantic Coast Federal’s lending limit under this restriction was $11.6 million. Atlantic Coast Federal is in compliance with the loans-to-one-borrower limitation.
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
     Recent Federal Legislation. Federal legislation to reform federal deposit insurance was enacted by the Congress in February 2006. This legislation, among other things, merges the SAIF and the Bank Insurance Fund into a unified deposit insurance fund, increases the amount of deposit insurance from $100,000 to $130,000 with a cost of living adjustment to become effective in five years. The reserve ratio of the unified fund would also be modified to provide for a range between 1.15% and 1.4% of estimated insured deposits that can be set by the FDIC. There can be no assurance that the legislation will not have a material adverse effect on Atlantic Coast Federal.
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
Regulatory Capital Requirements
     Federally insured savings institutions, such as Atlantic Coast Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Atlantic Coast Federal meets the requirements to be considered adequately capitalized, as well as those required to be well capitalized. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2005, Atlantic Coast Federal had $3.0 million of intangible assets consisting of goodwill of $2.7 million and net core deposit intangible of $308,000.
     At December 31, 2005, Atlantic Coast Federal had tangible capital of $72.9 million, or 10.0% of adjusted total assets, which is approximately $61.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.
     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2005, Atlantic Coast Federal had $3.0 million of intangibles, which were subject to these tests. At December 31, 2005, Atlantic Coast Federal had core capital equal to $72.9 million, or 10.0% of adjusted total assets, which is $43.7 million above the minimum requirement of 4.0% in effect on that date.
     The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets (“Tier 1”). At December 31, 2005, Atlantic Coast Federal had Tier 1 risk-based capital of $72.9 or 15.0% of risk-weighted assets, which is approximately $53.4 million above the minimum on such date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.
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
     On December 31, 2005, Atlantic Coast Federal had total risk-based capital of $77.2 million and risk-weighted assets of $487.0 million; or total capital of 15.9% of risk-weighted assets. This amount was $38.2 million above the 8.0% requirement in effect on that date.
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
Qualified Thrift Lender Test
     All savings institutions, including Atlantic Coast Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2005, Atlantic Coast Federal was in compliance with the test.
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

Community Reinvestment Act
     Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of Atlantic Coast Federal, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Atlantic Coast Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Atlantic Coast Federal may be required to devote additional funds for investment and lending in its local community. Atlantic Coast Federal was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.
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

Privacy requirements of the GLBA
     The Gramm-Leach-Bliley Act of 1999, provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act of 1999 requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institutions’ privacy statement and provide such customers the opportunity to “opt out” of the sharing of personal information with unaffiliated third parties.
USA PATRIOT Act
     The USA PATRIOT Act was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.
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
Federal Reserve System
     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2005, Atlantic Coast Federal was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.
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
     As a member, Atlantic Coast Federal is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2005, Atlantic Coast Federal had $7.1 million in FHLB stock, which was in compliance with this requirement. In past years, Atlantic Coast Federal has received substantial dividends on its FHLB stock. Atlantic Coast Federal received dividends of $278,095 for the fiscal year ended December 31, 2005. Over the past two fiscal years such dividends have averaged 3.70% and were 4.23% for the fiscal year ended December 31, 2005.
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

Competition
     We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Lately, another element of competition for real estate lending in the Florida market, has come from the financing arms of national builders who have had increasing influence in home building Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. We also face competition from other lenders and investors with respect to loans that we purchase.
     We attract the majority of our deposits through our branch and ATM network. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service, convenience access by offering a unique an arrangement that gives our customers use of all competitor ATM at a discounted or no fee charge. As of December 31, 2005, we believe that we held 1.70% of the deposits in our primary market areas.
Employees
     At December 31, 2005, we had a total of 175 employees, including 15 part-time employees. Our employees are not represented by any collective bargaining group.
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

Item 1a. Risk Factors
     Our business, and an investment in our common stock, involves risks. Summarized below are the risk factors which we believe are material to our business and could negatively affect our operating results, financial condition and the trading value of our common stock. Other risks factors, not currently known to us, or that we currently deem to be immaterial or unlikely, also could adversely affect our business. In assessing the following risk factors, you should also refer to the other information contained in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.
Risks relating to our business
Our loan portfolio possesses increased risk due to our substantial number of multi-family, commercial real estate, commercial business and consumer loans, which could increase the level of our provision for loan losses.
     Our outstanding commercial real estate, commercial business, construction, multi-family, and automobile and other consumer loans accounted for approximately 28.4% of our total loan portfolio as of December 31, 2005. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties. These loans have higher risks than loans secured by residential real estate for the following reasons:
•	Commercial Real Estate and Commercial Business Loans. Repayment is dependent on income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service.

•	Commercial and Multi-Family Construction Loans. Repayment is dependent upon the completion of the project and income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service.

•	Single Family Construction Loans. Repayment is dependent upon the successful completion of the project and the ability of the contractor or builder to repay the loan from the sale of the property or obtaining permanent financing.

•	Multi-Family Real Estate Loans. Repayment is dependent on income being generated by the rental property in amounts sufficient to cover operating expenses and debt service.

•	Consumer Loans. Consumer loans (such as automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.
     We plan to continue to increase our emphasis on construction, commercial and commercial real estate loans. As such, we may determine it necessary to increase the level of our provision for loan losses. Increased provisions for loan losses would negatively affect our results of operation. For further information concerning these risks, see Item 1. Business –“Lending Activities” and “- Asset Quality.”

Our loan portfolio possesses increased risk due to its rapid expansion and the unseasoned nature of the portfolio.
     Since December 31, 2001 to December 31, 2005, the balance of our gross loan portfolio has grown from $337.1 million to $581.2 million, an increase of 72.4% with approximately 32.0% of that growth occurring in the last two years. Much of this growth is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida. As a result of this rapid expansion, a significant portion of our portfolio is unseasoned, with the risk that these loans may not have had sufficient time to perform to properly indicate the potential magnitude of losses. During this time frame, we have also experienced a historically low interest rate environment. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment that causes them to adjust to the maximum level and may involve repayment risks resulting from potentially increasing payment obligations by the borrower as a result of repricing. At December 31, 2005, we had $344.0 million in adjustable rate loans which make up 59.2% of our loan portfolio.
Our geographic concentration in loans secured by one- to four- family residential real estate may increase our credit losses, which could increase the level of our provision for loan losses.
     As of December 31, 2005 approximately 73.6% of our total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida. A major downturn in the local or national economy, or a sudden change in interest rates could adversely affect our loan customers’ ability to repay their loans. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently we would sustain loan losses and potentially incur a higher provision for loan loss expense.
If our allowance for loan losses is not sufficient to cover actual losses, our income may be negatively affected.
     In the event our loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and our failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loans losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions as well. If our assumptions are incorrect, our allowance for loan losses may be insufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. The allowance for loan losses is also periodically reviewed by our regulator, the Office of Thrift Supervision, who may disagree with our allowance and require us to increase the amount. The additions to our allowance for loans losses would be made through increased provisions for loan losses and would negatively affect our results of operation.

We are dependent on our management team to implement our business strategy and successful operations.
     We are dependent upon the services of our senior management team. Our operations and strategy are directed by our senior management team a third of whom, have joined our Company since October 2004. Only our president and chief executive officer, who has served in such position since 1983, has an employment contract. There is not, however, a non-compete provision in the contract in the event his employment is terminated. Any loss of the services of our president and chief executive officer or other members of our management team could have a material adverse effect on our results of operations, our ability to implement our business strategy and our ability to compete in our market.
Changes in interest rates may hurt our profits.
     To be profitable, we have to earn more money in interest that we receive on loans and our investments than we pay in interest to our depositors and lenders. The Federal Reserve Board increased the Federal Discount rate eight times during 2005, from 3.25% to 5.25%. The Federal Discount rate has a direct correlation to general rates of interest, including our interest-bearing deposits. As explained in more detail in Item 7A of this Annual Report on Form 10-K, “Quantitative and Qualitative Disclosures About Market Risk,” our mix of asset and liabilities are considered to be liability sensitive to interest rate changes. Accordingly if interest rates continue to rise, our net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect our income because they may reduce the demand for loans and the value of our mortgage-related and investment securities. On the other hand, if interest rates decrease, our net interest income could increase. However, in a declining rate environment, we may also be susceptible to the payoff or refinance of high rate mortgage loans that could reduce our net interest income. For a further discussion of how changes in interest rates could impact us, see Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Strong competition in our primary market area may reduce our ability to attract and retain deposits and obtain loans.
     We operate in a very competitive market for the attraction of deposits, which is our primary source of funds, and the ability to obtain loans through origination or purchase. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market areas. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, such as 2005 (see comment above about Federal Reserve Board interest rate increases), competition for interest bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. Our competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, insurance companies and credit unions. Such competition for deposits and the origination and purchase of loans may limit our future growth and earnings prospects.

If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.
     Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events. We hold approximately 25.0% of the deposits in Ware County, the county in which Waycross, Georgia is located. We have less than 1.0% of the deposits in the Jacksonville, Florida, metropolitan area. Our share of the loan market in Ware County is approximately 25.0% and approximately 1.5% in the Jacksonville, metropolitan area. As a result of the concentration in Ware County, we could be more susceptible to adverse market conditions in that market. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
     Atlantic Coast Federal is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, which insures Atlantic Coast Federal’s deposits. As a savings and loan holding company, we are subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Atlantic Coast Federal and Atlantic Coast Federal Corporation.
     Our operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on our operations. These laws, rules and regulations are frequently changed by legislative and regulatory authorities. There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Risks relating to an investment in our common stock
Our stock price may be volatile due to limited trading volume.
     Our common stock is traded on the NASDAQ National Market System. However, the average daily trading volume in our common stock is relatively small, less than approximately 20,000 shares per day in 2005, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of our common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
Public stockholders own a minority of Atlantic Coast Federal Corporation’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.
     Our holding company, Atlantic Coast Federal, MHC owns approximately 61.7% of our common stock. Our directors and executive officers own or control approximately 4.1% of our common stock. The same directors and executive officers that manage Atlantic Coast Federal Corporation, also manage Atlantic Coast Federal, MHC. Public stockholders who are not associated with the MHC or Atlantic Coast Federal Corporation own approximately 34.2% of our common stock. The Board of Directors of Atlantic Coast Federal, MHC will be able to exercise voting control over most matters put to a vote of stockholders because it owns a majority of Atlantic Coast Federal Corporation’s common stock. For example, Atlantic Coast Federal, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.
Stock issued pursuant to the exercise of stock options awarded to directors and management will dilute public stockholder ownership.
     Directors and management currently hold options to purchase approximately 534,000 shares of common stock, or 3.8% of total common stock outstanding. There are an additional 178,000 shares available for future awards of options under our current stock option plan, or 1.3% of our common stock outstanding. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of grant. The payments are not made until the option is actually exercised by the recipient. The issuance of common stock pursuant to the exercise of total stock options under our stock option plan will result in the dilution of existing stockholders voting interests by 5.1% unless we repurchase additional shares to cover such exercise.
Our ability to pay dividends is limited.
     Our ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of our business, including capital needs related to future growth. Our primary source of income is the payment of dividends from Atlantic Coast Federal to us. Atlantic Coast Federal, in turn, is subject to regulatory requirements potentially limiting its ability to pay such dividends to us and by the need to maintain sufficient capital for its operations and obligations. Thus, there can be no assurance that we will continue to pay dividends to our common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance that such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.

Atlantic Coast Federal MHC may never convert from a mutual stock to a capital stock form which could adversely affect the market value of our common stock.
     We believe that the current market price of our common stock is partly based on anticipation by investors that our parent company, Atlantic Coast Federal, MHC will convert from mutual form to capital stock form in the future. This conversion, which is commonly known as a “second-step conversion,” would permit members of Atlantic Coast Federal, MHC to purchase shares of our common stock of our successor, and allow our stockholders, other than Atlantic Coast Federal, MHC, to exchange their shares for a number of shares in the new stock company based upon an exchange ratio that ensures that such stockholders own the same percentage in the new company that they owned in Atlantic Coast Federal Corporation immediately prior to the conversion. A “second-step conversion” requires the approval of the members, the Office of Thrift Supervision and the Securities and Exchange Commission. We have no current plans to undertake a “second-step conversion.” The market value of our stock could be adversely affected if investors sell our common stock because they no longer anticipate that a “second-step conversion” is imminent in the near term.
Item 1b. Unresolved Staff Comments
     None.

Item 2. Properties
     At December 31, 2005, Atlantic Coast Federal had 12-full-service offices, one drive-up facility and leased office space for the Florida regional center. Atlantic Coast Federal owns all locations except the site located at 363-6 Atlantic Blvd., Atlantic Beach, FL and the regional office in Jacksonville. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment and land for future locations, was approximately $9.7 million at December 31, 2005.
     The following table provides a list of our main and branch offices.

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date	December 31, 2005
			($ In Thousands)
HOME AND EXECUTIVE OFFICE	Owned	—	1,387.6
AND MAIN BRANCH 505 Haines Avenue Waycross, GA 31501

FLORIDA REGIONAL CENTER	Leased	June 2008	311.5
10151 Deerwood Park Blvd. Building 100 Suite 501 Jacksonville, FL 32256

BRANCH OFFICES:	Owned	—	75.5
Drive-up Facility 400 Haines Avenue Waycross, GA 31501

2110 Memorial Drive	Owned	—	565.8
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	682.7
Douglas, GA 31533

213 Hwy 80 West	Owned	—	301.4
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	1,082.2
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	1,159.0
Jacksonville, FL 32221

1970 Solomon Street	Owned	—	176.2
Orange Park, FL 32073

463 West Duval Street	Owned	—	146.0
Lake City, FL 32055

930 University Avenue, North	Owned	—	1,160.7
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,525.7
Jacksonville Beach, FL 32200

363-6 Atlantic Blvd.	Leased	June 2006	11.3
Atlantic Beach, FL 32233

715 Centre Street	Owned	—	1,143.2
Fernandina Beach, FL 32034

     Atlantic Coast Federal continuously reviews its branch locations in order to improve the visibility and accessibility of our locations. In 2006, we intend to relocate the leased Atlantic Beach branch to new, owned location within the same area. We also plan to build two de novo branches on two owned parcels of land that are located in St. Johns County. St. Johns County is the contiguous county just south of Duval County, and is one of the fasted growing areas in Florida. Both denovo branches are planned for opening during the second half of 2006.
     Atlantic Coast Federal uses an in-house data processing system with support provided by Open Solutions, a third-party vendor, to maintain our database of depositor and borrower customer information. The net book value of our data processing and computer equipment at December 31, 2005, was approximately $363,000.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Part II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the NASDAQ National Market under the symbol “ACFC.” As of December 31, 2005, there were 14,805,969 shares of common stock issued, and we had approximately 521 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.
     The Company began paying quarterly dividends in May 2005 using earnings from investments and uninvested proceeds received from our stock offering on October 4, 2004. Future dividend payments by Atlantic Coast Federal Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Federal. Under OTS regulations, the dollar amount of dividends that Atlantic Coast Federal may pay is dependent upon its capital position and recent earnings. Generally, if Atlantic Coast Federal satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OTS regulations. See Business -“How We Are Regulated-Limitations on Dividends and Other Capital Distributions”. Atlantic Coast Federal may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount prescribed by the OTS for adequately capitalized institutions.
     The following table sets forth the quarterly market price range of, and dividends declared on, the Company’s common stock for the years ended December 31, 2005 and 2004. The Company began trading on the NASDAQ National Market on October 5, 2004. Accordingly, no information prior to this date is available. The following information was provided by the NASDAQ:

	High	Low	Dividends
Fiscal 2005
January 1-March 31	$14.00	$12.21	$0.05
April 1- June 30	12.65	10.69	0.06
July 1- September 30	14.55	12.21	0.07
October 1- December 31	14.85	13.20	0.08

	High	Low	Dividends
Fiscal 2004
October 5 – December 31	$14.91	$11.75	None

      The table below sets forth information regarding the Company’s common stock repurchase plan during the fourth quarter of 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
October 1, 2005 through October 31, 2005	0	$—	—	579,520

November 1, 2005 through November 30, 2005	268,988	14.64	268,988	310,532

December 1, 2005 through December 31, 2005	110,500	14.63	110,500	200,032

Total	379,488	$14.64	379,488	200,032

      Set forth below is information, as of December 31, 2005, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of	Weighted Average	Number of
	Securities to be	Exercise	Securities
	Issued Upon	Price(2)	Remaining Available
	Exercise of	of	for
	Outstanding Options,	Outstanding Options,	Future Issuance
	Warrants and	Warrants	Under Equity
Plan	Rights(1)	and Rights	Compensation Plans(3)
Equity compensation plans approved by stockholders	534,400	$13.72	205,089
Equity compensation plans not approved by stockholders	—	—	—

Total	534,400	$13.72	205,089

(1)	Consists of options to purchase 534,400 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

(3)	Consists of stock options for 178,427 shares of common stock available to be granted from the Atlantic Coast Federal Corporation 2005 Stock Option Plan and 26,662 shares of restricted stock available to be awarded by the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan.

Item 6. Selected Financial Data
     The following is a summary of selected consolidated financial data of Atlantic Coast Federal Corporation at and for the dates indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

	At December 31,
Selected Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Total assets	$743,849	$637,678	$498,417	$447,721	$376,862
Cash and cash equivalents	37,959	25,708	8,996	13,975	10,666
Securities available-for-sale	71,965	53,363	26,039	28,599	13,670
Loans receivable, net	580,441	517,711	435,622	379,778	333,656
FHLB stock	7,074	5,511	3,082	2,305	1,729
Deposits	516,322	435,682	392,256	360,880	305,541
Total borrowings	129,000	100,314	60,971	45,443	32,757
Total stockholders’ equity	92,917	98,700	43,218	38,924	35,694

	Years Ended December 31,
Selected Consolidated Statement of Income Data:	2005	2004	2003	2002	2001
			(Dollars in Thousands)
Total interest income	$37,254	$31,772	$31,212	$30,813	$29,136
Total interest expense	17,158	11,916	11,781	13,035	15,221

Net interest income	20,096	19,856	19,431	17,778	13,915
Provision for loan losses	2,121	2,975	4,238	3,683	2,081

Net interest income after provision for loan losses	17,975	16,881	15,193	14,095	11,834
Noninterest income	7,413	5,322	7,533	5,388	4,009
Noninterest expense	19,616	17,256	15,911	14,711	12,357

Income before income taxes	5,772	4,947	6,815	4,772	3,486
Income tax expense (benefit)(1)	1,083	1,755	2,398	1,585	1,290

Net income	$4,689	$3,192	$4,417	$3,187	$2,196

Earnings per share:
Basic	$.34	$.32	$.51	$—	$—

Diluted	$.33	$.32	$.51	$—	$—

Item 6. Selected Financial Data, continued

	At or For the Year Ended December 31,
Selected Consolidated Financial Ratios and Other Data:	2005	2004	2003	2002	2001
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.67%	0.55%	0.91%	0.76%	0.61%
Return on equity (ratio of net income to average equity)	4.73%	5.87%	10.77%	8.49%	6.38%

Interest rate spread information:
Average during period	2.61%	3.23%	3.98%	4.06%	3.79%
Net interest margin(2)	3.05%	3.59%	4.25%	4.45%	4.05%
Ratio of operating expense to average total assets	2.78%	2.95%	3.28%	3.50%	3.43%
Efficiency ratio(3)	71.31%	68.54%	59.01%	63.50%	68.94%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.87%	116.63%	110.55%	112.03%	105.90%

Asset quality ratios:
Non-performing assets to total assets at end of period	0.39%	1.09%	1.73%	0.90%	0.44%
Allowance for loan losses to non performing loans	175.36%	59.42%	87.13%	161.96%	314.88%
Allowance for loan losses to total loans	0.78%	0.76%	1.49%	1.22%	1.12%
Net charge-offs to average outstanding loans	0.27%	1.16%	0.57%	0.76%	0.65%
Non-performing loans to total loans	0.45%	1.28%	1.72%	0.75%	0.35%

Capital Ratios:
Equity to total assets at end of period	12.49%	15.48%	8.67%	8.69%	9.47%
Average equity to average assets	14.07%	9.29%	8.46%	8.93%	9.56%

Other Data:
Number of full-service offices	12	12	12	10	9
Number of loans	15,151	15,840	15,378	16,558	19,172
Number of deposit accounts(4)	51,738	56,962	65,954	68,253	76,788

(1)	The 2005 income tax expense includes a benefit of $895,000 for the elimination of a tax-related contingent liability for the same amount. The tax-related contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of the bad deduction taken by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of the federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either the federal or state tax authorities. The applicable statute of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingent liability unnecessary.

(2)	Net interest income divided by average interest earning assets.

(3)	Efficiency ratio represents non-interest expense as a percentage of net interest income plus non-interest income.

(4)	Changes to the Company’s deposit system in 2004, enabled it to purge old account information that had existed since a system conversion in 2002. Approximately 7,000 accounts were affected.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
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
     On October 4, 2004, Atlantic Coast Federal Corporation became a publicly traded company when we completed a minority stock offering by selling 40% of the shares of the common stock of Atlantic Coast Federal Corporation to eligible depositors and our Employee Stock Ownership Plan (ESOP), with the majority of the shares being retained by Atlantic Coast Federal, MHC. Net proceeds from the sale of the shares were of $51.7 million, net of conversion expenses of $1.9 million and proceeds loaned to the ESOP of $4.7 million. Use of the proceeds is discussed in the Business Strategy section of this Item.
     Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and general business assets. The Company is significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies and regulations concerning among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic growth. Sources of funds for lending activities of the Company include deposits, borrowings, payments on loans, maturities of securities and income provided from operations, as well as proceeds obtained in the minority stock offering. Our earnings are primarily dependent upon our net interest income, which is the difference between interest income and interest expense.
     Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. Our earnings are also affected by the Company’s provisions for loan losses, service charges, gains from sales of loans, commission income, interchange fees, other income, noninterest expenses and income taxes. Noninterest expenses consist of compensation and benefit expenses, occupancy and equipment costs, data processing costs, outside professional services, interchange fees, advertising expenses, telephone expense, and other expenses.

Critical Accounting Policies
     Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for deferred income taxes, and the valuation of intangible assets including goodwill. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated value of any underlying collateral, whether the loan was originated through the Company’s retail network or through a broker, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.
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
     We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The allowance for loan losses was $4.6 million at December 31, 2005, and $4.0 million at December 31, 2004. The increase in the allowance for loan losses from December 31, 2004 to December 31, 2005 was primarily due to our loan growth of $63.4 million. The allowance for loan losses as a percentage of total loans was 0.78% at December 31, 2005, and 0.76% as of December 31, 2004. The provision for loan losses for each quarter of 2005 and 2004, and the total for the respective years is as follows:

	2005	2004
	(In Millions)
First quarter	$0.5	$1.5
Second quarter	0.6	0.1
Third quarter	0.4	0.7
Fourth quarter	0.6	0.7

Total	$2.1	$3.0

     This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long-term and short-term periods. Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact our required level of allowance for loan losses, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The amount of allowance for loan losses allocated to individually evaluated loan relationships decreased $0.5 million to $1.0 million at December 31, 2005, from $1.5 million at December 31, 2004, primarily due to the improved financial condition of several borrowers. Management anticipates that there will continue to be significant changes in individual specific loss allocations in future periods as changes in borrowers’ financial condition, estimates of underlying collateral and the impact of economic changes are difficult to predict and can vary widely as more information becomes available or as projected events change.
     The Company assesses the carrying value of intangible assets including goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, we assess the recoverability of such assets by evaluating the fair value of our community banking segment, which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. The Company’s goodwill totaled $2.7 million as of December 31, 2005; therefore, if our goodwill was determined to be impaired, our financial results could be materially impacted.
     After converting to a federally chartered savings association, Atlantic Coast Federal became a taxable organization. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since Atlantic Coast Federal’s transition to a federally chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements.
Business Strategy
     We have concentrated our lending efforts on the origination of one- to four-family mortgage loans along with various consumer loans and other secured commercial loans (including commercial real estate and small business lending) for portfolio retention. Our business strategy emphasizes retail deposits along with Federal Home Loan Bank (FHLB) advances as its principal sources of funds.
     Our primary objective is to remain an independent, community-oriented financial institution, serving customers in its primary market area. The board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves (i) emphasizing the origination of one–to four-family residential mortgage loans, home equity lending, and where opportunity presents itself, multi-family loans, commercial real estate loans, and small business loans, (ii) maintaining a portfolio of securities with various types of investments that enable the Company to balance risk, rate of return and liquidity needs, (iii) controlling operating expenses while providing high-quality customer service, (iv) purchasing one–to four-family residential mortgage loans for the purpose of interest rate risk management, and (v) increasing non-interest income through revisions to our service fee structure.
     After completing our stock offering, approximately one-half of the net proceeds were contributed to our subsidiary, Atlantic Coast Federal. The remaining funds were initially invested in mortgage-backed securities, FHLB bonds, short-term commercial paper, and short-term time deposits at Atlantic Coast Federal. As these investments matured we have used the funds for general operating purposes, including dividends and stock purchase programs. Atlantic Coast Federal invested the contributed funds in short-term securities purchased with agreements to resell, short-term FHLB bonds, mortgage-backed securities, and residential one to four family mortgage loans.
     We are also using the additional capital raised in the stock offering to support our expansion efforts in northeast Florida and southeast Georgia through normal expansion of products and services and the building or acquisition of new branches. During 2005, we acquired two parcels of land in St. Johns County just south of Jacksonville, Florida to be used for future branch locations. Management anticipates both locations will open in the second half of 2006. The results of our operations may be significantly impacted by our ability to effectively implement our plans for expansion. Should we be unable to attract significant new business through our expansion efforts, our financial performance could be negatively impacted.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004
     General. Our balance sheet growth for the period ended December 31, 2005 as compared to December 31, 2004 reflects a double-digit increase. Deposit growth outpaced loan demand, thereby enabling the Company to increase its investment in more liquid assets, such as securities available for sale, and other assets including bank owned life insurance.
     Following is a summarized comparative balance sheet as of December 31, 2005 and December 31, 2004:

			Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in thousands)
Assets
Cash and cash equivalents	$37,959	$25,708	$12,251	47.7%
Other interest bearing investments	1,800	12,700	(10,900)	-85.8%
Securities available for sale	71,965	53,363	18,602	34.9%
Loans	585,028	521,667	63,361	12.1%
Allowance for loan losses	(4,587)	(3,956)	(631)	16.0%

Loans, net	580,441	517,711	62,730	12.1%
Loans held for sale	100	81	19	23.5%
Other assets	51,584	28,115	23,469	83.5%

Total assets	$743,849	$637,678	$106,171	16.6%

Liabilities and stockholders’ equity
Deposits
Non-interest bearing	$38,454	$34,799	$3,655	10.5%
Interest bearing transaction accounts	79,739	30,582	49,157	160.7%
Savings and money-market	100,260	124,259	(23,999)	-19.3%
Time	297,869	246,042	51,827	21.1%

Total deposits	516,322	435,682	80,640	18.5%
Federal Home Loan Bank advances	129,000	100,314	28,686	28.6%
Accrued expenses and other liabilities	5,610	2,982	2,628	88.1%

Total liabilities	650,932	538,978	111,954	20.8%
Stockholders’ equity	92,917	98,700	(5,783)	-5.9%

Total liabilities and stockholders’ equity	$743,849	$637,678	$106,171	16.6%

     Cash and cash equivalents. Cash and cash equivalents is comprised principally of balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, we identify opportunities for longer-term investments that fit the Company’s growth strategy, or daily operating liquidity increases or decreases.
     Securities available for sale. Securities available for sale is comprised primarily of debt securities of U.S. Government-sponsored organizations that issue mortgages, or mortgage-backed securities. The percentage of such securities compared to the total portfolio has grown from approximately 59% at December 31, 2004 to approximately 93% at December 31, 2005. In the near-term we expect the composition of our investment in securities available for sale to be continue to be heavily weighted in mortgage-backed securities or the debt of U.S. Government- sponsored organizations that issue mortgages. The increase in securities available for sale from

December 31, 2004 to December 31, 2005 was primarily funded from deposit growth that outpaced loan growth.
     Loans. Following is a comparative composition of net loans as of December 31, 2005 and December 31, 2004:

	As of December 31,				Increase(decrease)
		% of total		% of total
	2005	loans	2004	loans	Dollars	Percentage
	(Dollars In Thousands)
Commercial non-mortgage	$8,430	1.5%	$3,711	0.7%	$4,719	127.2%
Commercial real estate and multi-family	66,726	11.5%	65,220	12.6%	1,506	2.3%
Construction loans	26,820	4.6%	16,852	3.2%	9,968	59.2%
One- to four-family residential mortgages	324,681	55.9%	303,544	58.4%	21,137	7.0%
Consumer and other loans
Automobile	31,133	5.4%	31,950	6.2%	(817)	-2.6%
Unsecured	18,188	3.1%	18,871	3.6%	(683)	-3.6%
Home equity	79,016	13.6%	60,077	11.6%	18,939	31.5%
Land	12,650	2.2%	12,078	2.3%	572	4.7%
Other	13,525	2.3%	7,072	1.4%	6,453	91.2%

Total loans	581,169		519,375		61,794	11.9%
Allowance for loan losses	(4,587)	-0.8%	(3,956)	-0.8%	(631)	16.0%
Net deferred loan (fees) costs	3,164	0.5%	1,473	0.3%	1,691	114.8%
Premiums on purchased loans	695	0.1%	819	0.2%	(124)	-15.1%

Loans, net	$580,441		$517,711		$62,730	12.1%

     The composition of our net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages on one- to four-family residences. These loan categories represented approximately 70% of our total loan portfolio at December 31, 2005, and December 31, 2004. Ongoing changes in market interest rates in 2005 has led to a flattening interest rate yield curve, whereby interest rates for longer-term, fixed rated mortgages are nearly equal to short-term rates. Under such circumstances, our asset-liability strategy during 2005 was to emphasize shorter term, adjustable rate lending while maintaining our focus on residential lien loans. The implementation of this strategy, in conjunction with significant competition in our market for adjustable-rate first mortgage loans on one- to four-family residences, resulted in a year-over-year growth rate of only 7.0%. This rate of growth is significantly less than 2004 and 2003, when this category of loans grew approximately 34.0% and 28.0%, respectively. One- to four-family loan originations generated from our internal retail network was a modest $47.4 million during 2005. To supplement our investment in one- to four-family mortgages we purchased $28.6 million of adjustable rate one- to four-family loans. Depending on liquidity, earning needs, and the availability of high quality loans, we expect to continue to purchase adjustable rate one- to four-family residential mortgage loans to supplement our internal loan originations and maintain at least our current level of growth.
     While growth of one- to four- family residential first mortgages slowed in 2005, home equity lending and construction loans for one- to four- family residences grew significantly as compared to year end 2004 balances. Home equity lending includes both home equity loans and home equity lines-of-credit and the majority of 2005 growth was comprised of loans with interest rates indexed to the current prime rate. Construction loans, which are primarily comprised of loans for the constructions of one- to-four family residences, are also primarily prime rate based loans and have an average expected term of nine-to-twelve months. The growth in construction loans on one- to four-family loans resulted from the Company’s arrangements with two mortgage brokers in central Florida. Under the arrangements, the Company provides construction financing on owner occupied residential property and, at completion of the construction, Atlantic Coast Federal either sells the outstanding construction loan back to broker at par, or it is paid off with permanent financing from a third party lender. Atlantic Coast Federal generally does not intend to provide permanent financing on construction loans arranged with the brokers. At December 31, 2005 the remaining committed amount under the one- to four-family construction loan originated with the brokers was $24.3 million. Given the current interest rate environment the Company expects to continue to emphasize variable rate, short term lending by continuing strong marketing of home equity lending products as well as continuing construction lending arrangements with mortgage brokers.
     Although our lending activity will remain focused on loans secured by one- to-four-family residences, we also intend to continue to pursue commercial and commercial real estate lending opportunities that fit our loan quality guidelines and give us an opportunity to diversify our loan portfolio.
     Allowance for Loan Losses. Our allowance for loan losses was .78% of total loans outstanding at December 31, 2005 and 0.76% of total loans outstanding at December 31, 2004. Allowance for loan losses activity for the twelve months ended December 31, 2005 and 2004 was as follows:

	2005	2004
	(In Thousands)
Beginning balance	$3,956	$6,593
Loans charged-off	(2,326)	(6,420)
Recoveries	836	808

Net charge-offs	(1,490)	(5,612)

Provision for loan losses	2,121	2,975

Ending balance	$4,587	$3,956

     Net charge-offs to average outstanding loans was .27% in 2005 as compared to 1.16% in 2004. Gross charge-offs in 2004 were primarily due to the charge-off of $4.0 million of a single problem loan relationship The loans involved land acquisition and the construction of a water treatment plant for commercial and industrial customers. Due to the loss of municipal operating licenses, and the resultant impact to the business and collateral value, the loan was charged down to its estimated fair value. During 2005 an additional $605,000 of the loan relationship was charged-off, and the balance of $55,000 was paid off in December 2005. Without these charge-offs, net charge-offs to average outstanding loans would have been .16% in 2005 and .33% in 2004. The charge-off discussed above not withstanding, the Company’s improvement in net charge-off performance is primarily due to a change in the mix of loans over the last three years with an increasing emphasis on loans collateralized by one- to four family residences and a decrease in higher risk credit card and automobile lending.

     The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $2.6 million and $6.7 million at December 31, 2005, and December 31, 2004, respectively, and total impaired loans were approximately $4.5 million and $8.5 million at December 31, 2005, and December 31, 2004, respectively. The decrease in impaired loans was primarily the result of a payoff received for a commercial real estate loan secured by a long-term care facility with a balance of $2.2 million, improved financial performance of a commercial loan secured by an apartment building, and the $605,000 charge-off discussed above. Accordingly, the allowances allocated for impaired loans decreased $489,000 to $1.0 million at December 31, 2005, from $1.5 million at December 31, 2004. As of December 31, 2005, and December 31, 2004, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of December 31, 2005, and December 31, 2004. Non-performing loans, excluding small balance homogeneous loans, were $1.2 million and $4.4 million at December 31, 2005 and December 31, 2004, respectively. At December 31, 2005 and 2004, all such non-performing loans were also reported as impaired loans.
     During the first quarter of 2005, we signed a settlement agreement with the bankruptcy trustee for the seller of a pool of leases we purchased in 2001. In the second quarter of 2005 we collected approximately $207,000 in lease payments that were being held by the bankruptcy trustee. These payments, along with approximately $9,000 in payments received during the remainder of 2005, have been applied to the carrying balance of the leases. At December 31, 2005 the balance of the leases, net of the allowance we have allocated for this pool of leases, is $634,000. Collection of the total amount owed on the leases from the surety who had provided payment performance bonds for the leases, continues to be vigorously pursued under the terms of the bonds. After applying the payments received from the bankruptcy trustee, the balance due is approximately $1.7 million (representing the balance outstanding prior to charge-offs taken). Total legal fees incurred on this matter for the twelve months ended December 31, 2005 and 2004 were $335,000 and $546,000, respectively. Collection of any amount, including the $634,000 net amount included in our consolidated financial statements at December 31, 2005, or the gross amount of $1.7 million, cannot be assured. We believe there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $634,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.
     Other assets. The increase in other assets from December 31, 2004 was primarily due to the Company’s purchase of $10.0 million of additional bank-owned life insurance policies on certain key executives in the first quarter of 2005 and $5.0 million in the third quarter. As of December 31, 2005 and December 31, 2004 the balance of bank-owned life insurance policies was $20.5 million and $4.9 million, respectively.
     Deposits. Interest- bearing demand accounts have grown approximately 160%, or $49.2 million, since the end of 2004. The growth, which began in the fourth quarter of 2004, has been generated from our interest-bearing demand product aimed at large-account customers who have a need to access their deposits more frequently than permitted by time deposits or money market accounts. Although the product was originally priced higher than our money market products and resulted in some erosion of our savings and money market products, we believe we have been successful in cross-selling other products and created numerous new customer relationships. As a consequence of this success, we intend to market the interest-bearing demand marketing program into 2006. The increase in time deposits was driven in part by the purchase of $14.0 million of brokered deposits that were used to meet loan and investment demands, or to replace other maturing time deposits. Total brokered deposits at December 31, 2005 and December 31, 2004 were $32.7 million and $23.8 million, respectively. The weighted average maturity of brokered deposits at December 31, 2005, was approximately 19 months and the weighted average interest rate was 3.60%. Without the increased brokered deposits, time deposits originated in our branch network increased 15.8% as of December 31, 2005, as compared to the end of 2004. This is comparable to the growth rate achieved in total transaction accounts of 15.3% in 2005 as compared to 2004. Due to general deposit rate increases occurring in 2005 following the Federal Reserve Board’s interest rate hikes, interest rates paid by competitors in our markets for time deposits were aggressive and not always matched by Atlantic Coast Federal as liquidity needs were adequately met with lower cost, long term borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Consequently, our market share of deposits fell slightly in 2005, as compared to 2004, 1.93% to 1.70%. We believe this is a temporary decline, principally due to the migration of rate sensitive time deposit customers. We expect future deposit growth as we expand our products and services in our Florida market with branch openings planned for the third and fourth quarters of 2006, and in existing markets, particularly in core deposits as new products and services are offered. We also anticipate we will continue to purchase brokered deposits to meet liquidity demands.
     Borrowings. The Company borrows funds from the FHLB to support our lending and investment activities. The increase in FHLB borrowings as of December 31, 2005, as compared to December 31, 2004, is due to additional advances of $40 million made to take advantage of the unique current interest rate environment that has led to a flattening yield curve. The additional advances were used to replace $11.3 million of advances that matured in 2005 and fund lending growth in 2005 and 2006. The weighted average maturity of the new advances is approximately 80 months with a weighted average interest rate of 4.23%. The interest rate on the 2005 advances is fixed, with $20 million subject to conversion by the FHLB to a variable rate. Management expects FHLB advances will continue to provide Atlantic Coast Federal with a significant additional funding source to meet the needs of its lending activities.

     Stockholders’ Equity. Activity in the Company’s stockholders’ equity for the twelve months ended December 31, 2005 was as follows (in thousands):

Balance at December 31, 2004	$98,700

Increases to stockholders’ equity:

Net income for the year ended December 31, 2005	4,689
Net other comprehensive income	27
ESOP shares allocated to employees	613
Restricted stock earned under Recognition Plan	289
Stock options earned under Stock Option Plan	110

Total increases to stockholders’ equity	5,728

Decreases to stockholders’ equity:

Dividends	(1,908)
Treasury stock purchased at cost	(9,603)

Total decreases to stockholders’ equity	(11,511)

Balance at December 31, 2005	$92,917

     Net other comprehensive income for the twelve months ending December 31, 2005 resulted from an increase in unrealized gains on interest rate swaps of $323,000, offset by additional unrealized losses on available for sale securities of $296,000, net of taxes. The interest rate swaps have been designated as cash flow hedges of certain FHLB advances, and were determined to be fully effective during 2005. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The unrealized losses on available for sale securities are due to changes in interest rates, and we consider their decline in value below their cost to be temporary. Going forward, we expect changes in interest rates to continue to cause swings in unrealized gains and losses from our interest rate swaps and available for sale securities.
     Restricted stock earned under the Recognition Plan and stock options earned under the Stock Option Plan reflects the recognition of compensation expense under SFAS No.123 Revised. The Company early adopted SFAS No. 123 Revised during the third quarter of 2005, to account for its share based compensation plans. Under this new accounting standard, the cost of awards granted under the Recognition Plan and the Stock Option Plan in the third and fourth quarters of 2005, are amortized over the vesting period of five years, beginning on the grant dates.
     During 2005, the Company’s board of directors declared regular quarterly cash dividends in the aggregate of $0.26 per share. No dividends were declared in 2004. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 61.7% of the Company’s total outstanding stock, has waived receipt of the dividend on its owned shares for each quarter of 2005, except for the second quarter. Total dividend payments waived by the MHC were $1.8 million. We expect the MHC to waive receipt of future dividends for its owned shares.

     Under a stock repurchase program initiated on August 5, 2005, and completed prior to the end of the third quarter, the Company purchased 285,131 shares of its common stock at an average cost of $14.20 per share. The common stock was repurchased to offset the impact of 258,469 shares of common stock issued on July 1, 2005 under the Company’s Recognition Plan. The Company began a second stock repurchase program in early November 2005, to purchase up to 10%, or 579,520 shares of its currently outstanding common stock, over the proceeding 12 months. Under this repurchase program, 379,488 shares were purchased during the fourth quarter at an average cost of $14.64. While the initial stock repurchase program was completed as planned, no assurances can be made about the number of shares that will be purchased, or the price of such shares under the current stock repurchase program. Further, decisions about conducting additional repurchase programs in the future will depend on the Company’s available liquidity and other investment opportunities.
     Our equity to total assets ratio decreased to 12.49% at December 31, 2005, from 15.48% at December 31, 2004. The decrease was primarily due to the rate of asset growth through December 31, 2005 and our stock purchase program. Despite this decrease, Atlantic Coast Federal continued to be well in excess of all minimum regulatory capital requirements, and is considered “well-capitalized” under this requirement. Total risk-based capital to risk-weighted assets was 15.90%, Tier 1 capital to risk-weighted assets was 15.00%, and Tier 1 capital to total adjusted total assets was 10.00% at December 31, 2005. These ratios as of December 31, 2004 were 16.40%, 15.80% and 10.90%, respectively.
Comparison of Results of Operation for the Years Ended December 31, 2005 and 2004.
     General. Our net income for the year ended December 31, 2005, was $4.7 million which was $1.5 million more than for the same period in 2004. Approximately 60% of this increase, or $895,000 is due to the recognition of a tax benefit from the elimination of a tax-related contingent liability. Net interest income increased 1.2%, or $240,000 in 2005, compared to 2004, as interest income from increased earning assets offset higher interest expense generally due to the rising cost of deposits. The provision for loan losses expense for the year ended December 31, 2005, decreased $854,000 from $3.0 million for the same period in 2004, on the basis of improved credit quality. Non-interest income for 2005 grew by 39.3% to $7.4 million as compared to $5.3 million in 2004, due to the implementation of several new service charges and fee income initiatives. The increase in non-interest income was more than offset by increased non-interest expense as it grew $2.4 million, or 13.7%, to $19.6 million for the years ended December 31, 2005, from $17.3 million for the same period in 2004, due to increased compensation and benefit costs and outside professional services costs.
     Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2005, 2004 and 2003, respectively. The average yields and costs are derived by dividing income or expense by the average balance or liabilities, respectively, for the periods presented.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the twelve months ended December 31,
	2005			2004			2003
			Average			Average			Average
	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	/Cost	Balance	Interest	/Cost	Balance	Interest	/Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$548,984	$33,606	6.12%	$484,977	$30,399	6.27%	$407,721	$30,340	7.44%
Securities(2)	63,338	2,092	3.30%	$29,815	623	2.09%	31,327	623	1.99%
Other interest-earning assets(3)	45,632	1,556	3.41%	$38,523	750	1.95%	17,794	248	1.40%

Total interest-earning assets	657,954	37,254	5.66%	553,316	31,772	5.74%	456,843	31,213	6.83%

Non-interest earning assets	46,933			31,541			30,329

Total assets	$704,887			$584,857			$487,172

INTEREST-BEARING LIABILITIES
Savings deposits	$61,069	260	0.43%	$77,333	386	0.50%	$75,365	772	1.02%
Interest on interest bearing demand	60,774	1,307	2.15%	26,191	254	0.97%	14,566	168	1.15%
Money market accounts	53,942	1,415	2.62%	58,293	927	1.59%	55,187	856	1.55%
Time deposits	267,725	9,186	3.43%	224,966	6,617	2.94%	221,014	7,724	3.50%
Federal Home Loan Bank advances	119,462	4,990	4.18%	87,640	3,732	4.26%	47,099	2,260	4.80%

Total interest-bearing liabilities	562,973	17,159	3.05%	474,422	11,916	2.51%	413,233	11,781	2.85%

Non-interest bearing liabilities	42,744			56,083			32,384

Total liabilities	605,717			530,505			445,617
Stockholders’ equity	99,170			54,352			41,555

Total liabilities and stockholders’ equity	$704,887			$584,857			$487,172

Net interest income		$20,095			$19,856			$19,432

Net interest spread			2.61%			3.23%			3.98%

Net earning assets	$94,981			$78,894			$43,609

Net interest margin(4)			3.05%			3.59%			4.25%

Average interest-earning assets to average interest-bearing liabilities		116.87%			116.63%			110.55%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

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

	Years Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(in Thousands)
Interest-Earning Assets
Loans receivable	$3,932	$(726)	$3,206	$5,254	$(5,195)	$59
Securities	969	500	1,469	(31)	31	—
Other interest-earning assets	159	648	807	375	125	500

Total interest-earning assets	5,060	422	5,482	5,598	(5,039)	559

Interest-Bearing Liabilities:
Savings deposits	(74)	(51)	(125)	20	(406)	(386)
Interest bearing demand accounts	548	505	1,053	116	(30)	86
Money market accounts	(74)	561	487	49	21	70
Time deposits	1,369	1,199	2,568	136	(1,243)	(1,107)
FHLB advances	1,331	(72)	1,259	1,751	(279)	1,472

Total interest-bearing liabilities	3,100	2,142	5,242	2,072	(1,937)	135

Net interest income	$1,960	$(1,720)	$240	$3,526	$(3,102)	$424

     Interest Income. The increase in interest income for the years ended December 31, 2005, as compared to 2004, is primarily due to growth in interest earning assets, principally loans. The decline in yields on loans reflects a continuingly low interest rate environment for first mortgages on one- to four-family residential loans, which is the Company’s principal loan asset, in spite of increases in short-term interest rates. Meanwhile, for the same comparable periods, increased interest income on securities has been primarily due to growth in outstanding balances, although we have benefited some from rising yields available on securities.. The majority of increased interest income from other interest-earning assets in 2005, as compared to 2004, has been as a result of investments in higher yielding assets, primarily FHLB stock acquired consistent with increased advances,
     As shown in the rate/volume analysis above, the Company experienced an increase in total interest income from loans in 2005, as compared to 2004, but there was a decline in total loan yield between the two years. The reduction in the yield is due to the change in the mix of the loan portfolio over the last four years. Beginning in 2002, the Company instituted a strategy to significantly change the mix of its loan portfolio. At the beginning of 2002, approximately 34.0% of the Atlantic Coast Federal’s loan portfolio was consumer loans, principally automobile and credit card loans for which the Company was experiencing substantial net charge-offs that mitigated their relatively higher yields. As of December 31, 2005, consumer loans represented less than 11.0% of total loans outstanding. The Company’s loan growth over that same period of time has primarily been in one- to four-family residential loans which now represents approximately 56.0% of total loans outstanding compared to 45.0% at the beginning of 2002. While the transformation to the mix of the loan portfolio has been successful, it has occurred during a period of time when interest rates on home mortgage lending have been at historical low levels. Approximately 65.0% of the Company’s one- to four-family loan portfolio now consists of adjustable-rate loans, as compared to 22.0% at the beginning of 2002, however much of the adjustable-rate loan growth in 2003 and 2004, consisted of hybrid adjustable-rate loans, whereby the interest rate is fixed for a period of time, before adjusting to the current market rate. Interest rates for hybrid adjustable rate loans added in 2003 and 2004, generally did not adjust in 2005 and no meaningful volume of loans is expected to have interest rates adjusted until the fourth quarter of 2006
     All growth in interest income from loans in 2005, as compared to 2004, was as a result of growth in total average outstanding loans from $485.0 million in 2004 to $549.0 million in 2005. Due to the market competition for loans in general, and a flat yield curve, interest rates for new one- to four-family mortgages in 2005 were not significantly higher than interest rates in 2004 despite several rate increases by the Federal Reserve Board. As a consequence, the Company focused its growth efforts on home equity lending and one- to four-family construction loans (See “Comparison of Financial Condition at December 31, 2005 and December 31, 2004-Loans”) that have interest rates tied to the current prime lending rate and tracked upward during 2005 following Federal Reserve Board rate increases through the year. Although the total average annual yield on loans decreased to 6.12% in 2005, from 6.27%in 2004, the quarterly loan yields during 2005, have generally tracked upward. We expect the loan yield on loans will remain flat or slightly increase in the near term, as growth in prime interest rate indexed home equity lending and construction loans for one- to four- family homes positively influence the yield on loans.
     Going forward, management expects that automobile and other consumer lending balances will be maintained at the year-end 2005 relative levels within the total loan portfolio, while we also pursue a growth strategy in commercial and commercial real estate loans. Our efforts in commercial lending have not, thus far, resulted in meaningful growth primarily because of the competition for this type of lending in our markets. However, we continue to believe that commercial lending represents an important part of developing a balanced loan portfolio particularly as means to improving the overall interest yield on loans, and we intend to focus resources in this area of our business.
     We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. However we expect the growth in interest earnings assets to be moderate and tied to deposit growth. Our interest income could be adversely impacted by continued low interest rates and the availability of the type of interest earning-assets desired for investment by the Company.
     Interest Expense. Approximately 62% of the increase in interest expense for the year ended December 31, 2005 as compared to the same period in 2004, was due to growth in average outstanding balances of interest-bearing demand accounts, time deposits and advances from the FHLB. The remaining interest expense growth was due to rate increases for interest-bearing demand accounts, money market accounts and time deposits. The rate increases during the third quarter of 2005, for money market and time deposits, have generally been made to remain competitive within the market as deposit rates have increased in response to Federal Reserve Board rate hikes. The interest rates on interest-bearing demand accounts are above the rates for comparable products in our market for large deposits in order to attract new customers and grow core deposits. In 2005, the marketing program for the interest-bearing demand account product was very successful in attracting new deposits, with limited movement from existing customer accounts. Due to this success, we have extended the marketing program into

2006. The rate of interest expense on FHLB advances decreased 8 basis points as higher priced advances were paid off in 2005, and new advances were taken with lower weighted average rates and longer maturities, that we believe better match the duration of our one- to four-family residential loan portfolio. FHLB advances totaling $84.0 million, including half of the $40 million new advances in 2005, are convertible to adjustable-rate borrowings at the discretion of the FHLB, at specific conversion dates in the future. If the FHLB does convert the current fixed rate advances to adjustable rates, the Company has the option to pre-pay the advance without penalty. We expect interest rates on deposits and FHLB advances will increase over the near term as market rates for cost of funds increase.
     Net Interest Income. Our net interest income increased slightly to $20.1 million for the year ended December 31, 2005, from $19.9 million for the year ended December 31, 2004, as compared to the same period. The increase in net interest income is primarily due to the Company’s growth in average outstanding net interest-earning assets out pacing the growth of our average outstanding net interest-bearing liabilities primarily due to the utilization of the net proceeds received from the Company’s stock offering in October 2004. However, our net interest spread and net interest margin, declined 62 basis points to 2.61%and 54 basis points 3.05%, respectively for the year ended December 31, 2005 as compared to the same period in 2004 due to decline in yields on loans combined with an increase in our cost-of-funds consistent with market rates. The decrease in both ratios for the year ended December 31, 2005, as compared to the same period in 2004, is due to a 15 basis point decrease in yield on our loan portfolio, while our cost-of-funds increased 54 basis points. As discussed above our rapid loan growth in 2003 and 2004, primarily in our largest loan category, adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, increases in market interest rates in 2005 did not generally cause the interest rates on these loans to adjust upward. The increase in our cost-of-funds was due to increased interest rates on deposits which tracked upward in 2005, following Federal Reserve Board rate increases. As a result of these factors, as well as the current flat yield curve environment, our net interest spread and net interest margins will continue to decline in the near term, although this compression could level off or possibly ease in late 2006, as the Company’s portfolio of short-term hybrid ARM residential mortgages begins to reset. However, management expects net interest income to continue to grow as the Company utilizes deposit growth to expand its business.
     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, sources of loan origination, our underwriting experience with the particular loan products, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

     Based on management’s evaluation of these factors, provisions of $2.1 million and $3.0 million were made during the years ended December 31, 2005 and 2004, respectively. The provision for loan losses in 2005 was reduced over 2004, as allocations for non-homogeneous loans declined because of improved borrower financial conditions and loan payoffs.
     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.
     Non-interest income. The components of non-interest income for the years ended December 31, 2005 and 2004 were as follows:

	For the year ended December 31,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$5,351	$3,777	$1,574	41.7%
Gain on sale of real estate mortgages held for sale	121	186	(65)	-34.9%
Gain(loss) on sale of securities available for sale	(80)	(39)	47	120.5%
Gain(loss) on sale of foreclosed assets	40	97	(57)	-58.8%
Commission income	406	301	105	34.9%
Interchange fees	752	663	89	13.4%
Bank owned life insurance earnings	603	173	430	248.6%
Other	220	164	56	34.1%

	$7,413	$5,322	$2,091	39.3%

     Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of initiatives implemented in the first and third quarters of 2005. These initiatives focus on improving our discipline over service charge and fee collections. Concurrent with the implementation of the initiatives, we also increased service charges and fees for certain transactions to be inline with our market competitors. We expect continued growth of service charges and fees in 2006 as compared to 2005 as we have a full year impact of implementing the initiatives. We also expect ongoing growth in service charges and fees as we expand our products and services in existing and new markets.
     Commission income is earned by the Company from our third party financial services provider, when our banking customers purchase financial services or products from the financial services provider. Commission income from such sales increased during the year ended December 31, 2005, as compared to the same period in 2004, primarily as a result of initiatives to increase the productivity of sales representatives, including hiring of an additional representative for our Florida market. We expect commission income to exhibit steady, but moderate, growth as we continue to emphasize the availability of financial service products to our existing and future customer base.
     Bank owned life insurance earnings increased during the year ended December 31, 2005 as compared to the same period in 2004, as our investment increased to $20.5 million as of December 31, 2005 from $4.9 million at December 31, 2004. The increase in 2005 is due to additional investments of $15.0 million, as well as earnings accrued to the policies.
     Non-interest expense. The components of non-interest expense for the years ended December 31, 2005 and 2004 were as follows:

	For the years ended December 31,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$9,368	$8,541	$827	9.7%
Occupancy and equipment	1,738	1,405	333	23.7%
Data processing	1,348	1,088	260	23.9%
Advertising	609	440	169	38.4%
Outside professional services	2,286	1,797	489	27.2%
Interchange charges	624	637	(13)	-2.0%
Collection expense and repossessed asset losses	341	200	141	70.5%
Telephone	539	536	3	0.6%
Other	2,763	2,611	152	5.8%

	$19,616	$17,255	$2,361	13.7%

     Compensation and benefit expense for the year ended December 31, 2005, as compared to the same period in 2004, increased primarily due to increased salary and general benefit expense and recognition of compensation expense for awards made under the Company’s share-based compensation plans implemented in 2005. Salary and general benefit expense for 2005 increased approximately $428,000, or 5.0% over 2004, primarily due to increased compensation for all associates for normal annual merit adjustments, as well as higher salary expenses resulting from management changes made to our retail branch network management team. At the annual shareholders meeting in May 2005, the Company’s shareholders approved the establishment of the Atlantic Coast Federal Corporation 2005 Recognition Retention Plan (Recognition Plan) for the award of restricted stock to directors and key employees. Shareholders also approved the establishment of the Atlantic Coast 2005 Stock Option Plan (Stock Option Plan) for the award of stock options to directors and key employees. Compensation expense in 2005 associated with awards made to directors and key employees in the third and fourth quarter of 2005 was $399,000. (See Item 6, Consolidated Financial Statements, Note 12 for additional discussion) The increase in the cost of outside professional services for the year ended December 31, 2005, as compared to the same period in 2004, is primarily due to costs associated with Sarbanes-Oxley initiatives and various tax planning initiatives. Occupancy and equipment charges have increased for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to higher real estate taxes, increased utilities and the additional lease expense associated with the Company’s Florida Regional Center, which we began occupying in latter part of the first quarter of 2005. The increased data processing costs for the year ended December 31, 2005, as compared to the same period in 2004, are primarily due to increased software licensing costs for the Company’s bank operating system, which is priced according to asset size and number of users. Advertising expense increased for the 12 months ended December 31, 2005, as compared to the same period in 2004 primarily due increased television and print media advertising for new deposit and loan products in 2005. Collection expense and repossession expense increased for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to what we expect to be non-recurring outsourced services associated with bankruptcy issues and other repossession activities.
     In general, we expect non-interest expense will increase in future periods as a result of continued growth and expansion and the costs associated with our operation as a public company. Specifically, we expect compensation expense will increase in future periods as the Company makes additional awards under the Recognition Plan and Stock Option Plan. We expect outside professional services to level off in the near term as start up activities associated with compliance with Sarbanes-Oxley legislation and certain tax-related initiatives are near completion.
     Income Tax Expense. Income tax expense decreased to $1.1 million, for the twelve months ended December 31, 2005, from $1.8 million for the same period in 2004. The decrease is due to the elimination of a tax-related contingent liability of $895,000 set up in 2000 when the Company became a taxable entity. The contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary. We anticipate that income tax expense will continue to vary as income before income taxes varies.
Comparison of Results of Operation for the Years Ended December 31, 2004 and 2003.
     General. Net income for the year ended December 31, 2004, was $3.2 million, which was $1.2 million less than net income for the same period in 2003 primarily due to the gain on the sale of the credit card portfolio of $2.6 million in 2003. Although average interest-earning assets as a percent of average interest-bearing liabilities increased to 116.63% for the year ended December 31, 2004, from 110.55% for year 2003, net interest income increased only $400,000, or 2.2%, compared to the prior year due to the low interest rate environment. The provision for loan loss expense was significantly lower in 2004, however, this decline was more than offset by a decrease in non-interest income that included the gain on the sale of our credit card portfolio in the 3rd quarter of 2003. Non-interest expense increased for the year ended December 31, 2004, compared to the same period in 2003 primarily due to higher compensation and benefit costs arising from branch additions in late 2003 and the implementation of an Employee Stock Ownership Plan (ESOP) in 2004.
     Interest Income. Interest income increased $500,000, or 1.8%, to $31.8 million for the year ended December 31, 2004, from $31.2 million for year ended December 31, 2003. This increase was primarily due to an increase in interest income from securities, interest bearing deposits, and securities purchased under agreements to resell, which collectively had an average outstanding balance increase of $19.2 million due primarily to increased liquidity following the stock offering. The weighted average yield on these other interest earning assets was 2.00% in 2004, an increase of 24 basis points over 2003. Although average loans outstanding were $77.3 million higher for the year ended December 31, 2004, compared to 2003, interest income was only $59,000 higher as the yield on loans fell 117 basis points to 6.27% for the year ended December 31, 2004, from 7.44% in 2003. This decline was primarily due to a historically low interest rate environment that caused the majority of our one–to-four-first mortgage customers to refinance mortgages to lower rates. Also contributing to the decrease in yields was management’s intentional change in loan portfolio mix away from historically higher yielding, but higher risk- of- loss consumer loans, to lower yielding but also lower risk-of-loss, first and second mortgages on one–to four-family dwellings. The loan volume from the credit card portfolio sold in July 2003 and reductions in indirect automobile lending in 2004, both of which historically had higher rates due to their risk, were replaced with first and second mortgages on one–to four-family dwellings. In addition the majority of total loan growth has occurred in this type of loan. To illustrate, first and second mortgages on one- to four-family loans were an average of 68.5% of total average loans for the year ended December 31, 2004 compared to an average of 58.2% for 2003. On the other hand, average outstanding automobile loans constituted 7.3% of total average loans for the year ended December 31, 2004, and the combined average automobile loans and credit card loans as a percent of total average loans in 2003 was 12.1%.
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
     Interest expense on FHLB advances increased $1.5 million to $3.7 million for the year ended December 31, 2004 from $2.3 million for the year ended December 31, 2003. The increase resulted from an increase in average FHLB advances of $40.5 million to $87.6 million for the year ended December 31, 2004, from $47.1 million for the same period in 2003. This increase in interest expense due to increased levels of borrowings was partially offset by a 54 basis point decrease in the cost of FHLB advances, from 4.80% for fiscal 2004 to 4.26% for fiscal 2004.
     Net Interest Income. Net interest income increased $424,000 to $19.8 million during 2004 from $19.4 million for the year ended December 31, 2003. Atlantic Coast Federal Corporation’s net interest spread was 3.23% for fiscal 2004 compared to 3.98% for the year ended December 31, 2003, while the net interest margin was 3.59% and 4.25%, respectively. The Company experienced rapid growth in interest-earning assets, primarily one- to four-family residential mortgages, as well as a near complete refinancing of its existing residential mortgage portfolio during a period of unprecedented low interest rates. The cost of funds, while also benefiting from the lower interest rate environment, however, did not decline as deeply as the yields on interest-earning assets because of the Company’s dependence on higher rate time deposits and FHLB advances to fund the loan growth.

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
     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004, was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

     Non-interest income. The components of non-interest income for the year ended December 31, 2004 and 2003 were as follows:

	For the year ended December 31,		Increase(decrease)
	2004	2003	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$3,777	$3,459	$318	9.2%
Gain on sale of real estate mortgages held for sale	186	114	72	63.2%
Gain on sale of credit card portfolio	—	2,583	(2,583)
Gain(loss) on sale of securities available for sale	(39)	36	(75)	208.3%
Gain(loss) on sale of foreclosed assets	97	(146)	243	-166.4%
Commission income	301	406	(105)	-25.9%
Interchange fees	663	678	(15)	-2.2%
Bank owned life insurance earnings	173	217	(44)	-20.3%
Other	164	186	(22)	-11.8%

	$5,322	$7,533	$(2,211)	-29.4%

     The decrease in non-interest income for the year ended December 31, 2004, as compared to the same period in 2003 is due to the gain on the sale of the credit card portfolio in 2003. On July 31, 2003, the Company sold its credit card portfolio with a balance totaling $13.0 million to a third party for a gain of $2.6 million, net of estimated costs for closing and other settlement issues. Exclusive of this gain, non-interest income increased $400,000 for the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase results from additional deposit service charges and fees of $318,000 and gains on sales of foreclosed assets of $97,000 for the year ended December 31, 2004, compared to a loss of $146,000 for the same period in 2003. Atlantic Coast Federal Corporation sold approximately $18.3 million of one–to-four–family first mortgage loans during the year ended December 30, 2004, for gains totaling $186,000. These increases were offset by a decline of $105,000 in commissions earned from the sale of investment and insurance products to customers. For the year ended December 31, 2004, the net loss on sales of available for sale securities was $39,000 compared to a gain of $36,000 for fiscal 2003.

     Non-interest expense. The components of non-interest expense for the year ended December 31, 2004 and 2003 were as follows:

	For the years ended December 31,		Increase(decrease)
	2004	2003	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$8,541	$7,067	$1,474	20.9%
Occupancy and equipment	1,405	1,268	137	10.8%
Data processing	1,088	1,290	(202)	-15.7%
Advertising	440	572	(132)	-23.1%
Outside professional services	1,797	1,617	180	11.1%
Interchange charges	637	709	(72)	-10.2%
Collection expense and repossessed asset losses	200	267	(67)	-25.1%
Telephone	536	542	(6)	-1.1%
Other	2,611	2,579	32	1.2%

	$17,255	$15,911	$1,344	8.4%

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
     In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2005, and December 31, 2004 Atlantic Coast Federal Corporation had additional borrowing capacity of $90 million and $91 million, respectively, with the FHLB of Atlanta. Also, Atlantic Coast Federal Corporation has existing lines of credit available in excess of $20 million with other financial institutions. Atlantic Coast Federal Corporation has classified its entire securities portfolio as available for sale, providing an additional source of liquidity. Management believes that Atlantic Coast Federal Corporation’s security portfolio is of investment grade quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network. As of December 31, 2005 and 2004, Atlantic Coast Federal Corporation had $32.7 million and $23.8 million of certificates of deposits obtained through brokers that were purchased to replace maturing branch originated certificates of deposits or to help meet loan demands. As of December 31, 2005 and 2004 these certificates of deposits had a weighted average maturity of 19.0 months and 25.0 months, and a weighted average rate of 3.53% and 3.02%, respectively. In addition, Atlantic Coast Federal Corporation has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity.
     During 2005, cash and cash equivalents increased $12.3 million from $25.7 million as of December 31, 2004, to $38.0 million as of December 31, 2005. Cash from operating activities of $9.5 million, combined with cash from financing activities of $98.2 million, exceeded cash used for investing activities of $95.5 million. Primary sources of cash were from net increases in deposit accounts of $80.6 million, FHLB borrowings of $40.0 million, proceeds from maturities and payments of available-for-sale securities of $29.0 million, $11.8 million for the sale of securities purchased under agreements to resell, proceeds from sales of securities available-for-sale of $10.1 million. Approximately $52.0 million of the increase in deposits came from certificates of deposit growth in 2005, as compared to 2004, the majority of which matures in less than 12 months. The additional borrowings from the FHLB were used to replace maturing FHLB debt of $11.3 million and fund loan growth. Primary uses of cash included purchases of available-for-sale securities of $ 58.6 million, purchase of loans to be held in portfolio of $46.2 million, origination of loans to be held in portfolio of $19.9 million, purchase of additional bank owned life insurance policies of $15 million, and principal payments on FHLB debt of $11.3 million. In addition, during 2005, the Company used cash of $ 9.6 million to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $1.5 million to common stockholders. (See Capital Resources below).
     During 2004, cash and cash equivalents increased $16.7 million from $9.0 million as of December 31, 2003, to $25.7 million as of December 31, 2004. Cash from operating activities of $9.9 million, combined with cash from financing activities of $134.4 million, exceeded cash used for investing activities of $127.6 million. Primary sources of cash were additional FHLB borrowings of $65.0 million, net proceeds from our stock offering of $51.7 million, increases in deposits of $43.4 million, and sales of loans originated for sale and from portfolio totaling $21.4 million. The additional borrowings from the FHLB borrowings were used to replace maturing FHLB debt of $25.7 million and the remainder was used to fund loan growth. Total funds received from potential investors during the stock offering registration was approximately $188.4 million. Due to the demand for subscriptions, 5,819,000 shares were sold at $10 per share to depositors and the ESOP. Proceeds received were net of offering costs of $1.9 million. The ESOP received a 10-year term loan from the Company for $4.7 million to purchase its shares. Subscription proceeds in excess of shares issued of $140.1 million were returned to subscribers shortly after the completion of the stock offering. Primary uses of cash included originations of portfolio loans of $88.1 million, purchases of securities available for sale of $36.7 million, principal payments on FHLB debt of $25.7 million and originations of loans held for sale of $11.5 million.
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
     As of December 31, 2005, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or reasonably likely to have a material adverse affect on the Atlantic Coast Federal Corporation’s liquidity, capital resources or operations.
Contractual Obligations And Commitments
     The following table presents Atlantic Coast Federal Corporation’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to our borrowers and purchase commitments, in aggregate and by payment due dates.

			December 31, 2005
	Less Than	1 Through	4 Through	More Than 5
	1 Year	3 Years	5 Years	Years	Total
	(In Thousands)
FHLB advances	$5,000	$10,000	$29,000	$85,000	$129,000
Operating leases (premises)	271	314	—	—	585

Borrowings and operating leases	5,271	10,314	29,000	85,000	129,585

Undisbursed portion of loans closed	—	—	—	—	31,499
Unused lines of credit	—	—	—	—	73,344

Total loan commitments	—	—	—	—	104,843

Loan purchase commitment	—	—	—	—	—

Security purchase commitment	—	—	—	—	—

Total purchase commitments	—	—	—	—	—

Total contractual obligations and loan commitments	$5,271	$10,314	$29,000	$85,000	$234,428

Capital Resources
     At December 31, 2005, equity totaled $92.9 million. During 2005 the Company’s Board of Directors declared regular quarterly dividends totaling $0.26 per common share that were paid with the proceeds of maturities and payments of available-for-sale securities. Net of dividends waived by the MHC for its owned shares in the amount of $1.8 million, the Company’s equity was reduced $1.9 million in 2005 for dividends declared. The Company expects for the near term, that the MHC will continue to waive receipt of its dividends. The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements, however the Company expects to continue dividend payments in 2006.
     Equity in 2005 was also impacted by common stock repurchase programs. As of December 31, 2005 the Company held as Treasury stock 664,619 shares of common stock at an average per share cost of $14.45, or $9.6 million. The Company conducted two separate stock repurchase programs during 2005. Under the initial program, 285,131 shares were purchased to replace shares issued under the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan. As of the end of 2005 execution of the second repurchase program had resulted in the purchase of 379,488 shares of a planned total purchase of 579,520 shares. We expect to complete purchase of the approximate 200,000 remaining shares during 2006. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements.
     Management monitors the capital levels of Atlantic Coast Federal to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Atlantic Coast Federal is required by the OTS to meet minimum capital adequacy requirements. Atlantic Coast Federal’s actual and required levels of capital as reported to the OTS at December 31, 2005, are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
As of December 31, 2005
Total capital (to risk-weighted assets)	$77.2	15.9%	$39.0	8.0%	$48.7	10.0%
Tier 1 (core) capital (to risk-weighted assets)	$72.9	15.0%	$19.5	4.0%	$29.2	6.0%
Tier 1 (core) capital (to adjusted total assets)	$72.9	10.0%	$29.2	4.0%	$36.5	5.0%
     At December 31, 2005, Atlantic Coast Federal exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2005, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on our liquidity, capital resources or operations.
     Under regulations of the OTS, limitations have been imposed on all “capital distributions” by savings institutions, including cash dividends. See Business- “How We Are Regulated-Limitations on Dividends and Capital Distributions.” During 2006, Atlantic Coast Federal could, without prior approval, declare dividends of approximately $7.9 million, plus any 2006 net profits retained to the date of the dividend declaration.

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
Future Accounting Pronouncements
     The Financial Accounting Standards Board (FASB) has issued FSP 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115,”Accounting for Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The guidance in this FSP also nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The guidance in FSP 115-1 and 124-1 is required to be applied to reporting periods beginning after December 15, 2005. Considering the latest guidance in FSP 115-1 and 124-1, management believes the Company’s current accounting for investment securities is appropriate for evaluating and accounting for any impairment of its investment security portfolio.

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
     As part of its efforts to monitor and manage interest rate risk, the Company uses financial modeling techniques that estimate the impact of different interest rate scenarios on the value of the company’s equity. Prior to December 31, 2005 the Company used a Market Value of Portfolio Equity (“MVPE”) methodology that is similar to the Net Portfolio Value (“NPV”) methodology adopted by the OTS as part of its capital regulations. In simplest terms, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, resulting in an estimated MVPE. To assess the Company’s inherent interest rate risk, changes in MVPE are measured for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Through September 30, 2005, management and the Board of Directors reviewed measurements of MVPE on a quarterly basis to determine whether the Atlantic Coast Federal Corporation’s interest rate exposure is within the limits established by the Board of Directors in the Atlantic Coast Federal Corporation’s interest rate risk policy. Based on the MVPE analysis at September 30, 2005, the Company was liability sensitive. However, estimated changes to MVPE for the assumed increases and decreases to interest rates were within the Company’s policy limits.

     In the fourth quarter of 2005, the Company began utilizing a new methodology for monitoring and managing interest rate risk referred to as Economic Value of Equity (EVE). In essence, this methodology measures the changes in equity due to the impact on net interest margin, over a five- year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. The Company changed to the EVE methodology because it improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest earning assets and interest-bearing liabilities within a meaningful time horizon.
     The table presented below, as of December 31, 2005, is an analysis of Atlantic Coast Federal Corporation’s interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Also presented, for comparative purposes, is the EVE as of December 31, 2004 considering the same interest rate changes.

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2005
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%
Duration of assets(1)	2.97	2.97	2.99	3.04	3.05	3.05
Duration of liabilities(1)	2.85	2.85	2.85	2.48	2.48	2.63

Differential in duration	0.12	0.12	0.14	0.56	0.57	0.42

Amount of change in Economic Value of Equity(2)	$2,758,445	$1,838,963	$1,059,985	$(4,201,231)	$(8,526,667)	$(9,433,215)
Percentage change in Economic Value of Equity(2)	2.83%	1.89%	1.09%	-4.31%	-8.74%	-9.67%

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2004
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%
Duration of assets (1)	2.96	2.96	2.99	3.04	3.06	3.06
Duration of liabilities(1)	3.07	3.07	3.07	2.56	2.56	2.56

Differential in duration	(0.11)	(0.11)	(0.08)	0.48	0.50	0.50

Amount of change in Economic Value of Equity(2)	$(2,043,188)	$(1,362,125)	$(531,560)	$(3,115,995)	$(6,368,782)	$(9,553,173)
Percentage change in Economic Value of Equity(2)	-1.99%	-1.33%	-0.52%	-3.04%	-6.20%	-9.31%

(1)	Expressed as number of years before the asset/liability reprices to achieve stated rate of interest rate increase/decrease.

(2)	Represents the cumulative five year pre-tax impact on the Company’s equity due to increased or (decreased) net interest margin
     The December 31, 2005 table above indicates that, under any of interest rate change scenarios, Atlantic Coast Federal Corporation has a positive differential in duration. Essentially this means that, within a five-year horizon, the time it takes for an asset to reprice for the assumed interest rate increases or decreases, exceeds the time it takes for a liability to reprice for the same interest rate changes. Accordingly, the Company is considered liability sensitive, although less so in a decreasing interest rate environment. Therefore for instantaneous increases in interest rates of 1%, 2% or 3%, the Company’s equity is estimated to decrease in value by $4.2 million, $8.5 million and $9.4 million respectively. For the assumed instantaneous interest rate decreases of 1% 2% or 3%, the Company’s equity is estimated to increase $1.1 million, $1.8 million and $2.8 million.

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
     The Board of Directors and management of Atlantic Coast Federal Corporation believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one- to-four family real estate loans. We have also used interest rate swap agreements as a part of our asset/liability management strategy. As of December 31, 2005 the Company held interest swap agreements classified as cash flow hedges of certain FHLB advances with notional amounts totaling $15.0 million. Under the terms of the interest rate swap agreements the Company pays the counterparty a fixed rate of interest based on the notional amount and receives interest based on a floating rate of interest. We have determined that the fair value of this interest rate swap was approximately $702,000 as of December 31, 2005. During 2005, we entered into two additional interest rate swap agreements with a combined notional value of $10.0 million to further promote our asset/liability management strategy by mitigating the negative impact to our net interest margin of sudden and unplanned interest rate changes. These swaps, which do not qualify for hedge accounting, had an estimated value on December 31, 2005 of $(55,000).
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
Waycross, Georgia
We have audited the accompanying consolidated balance sheets of Atlantic Coast Federal Corporation (“Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Atlantic Coast Federal Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Crowe Chizek and Company LLC
Oak Brook, Illinois
March 17, 2006

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from financial institutions	$22,041,346	$7,422,031
Short-term interest bearing deposits	15,917,657	18,285,854

Total cash and cash equivalents	37,959,003	25,707,885
Other interest bearing deposits in other financial institutions	1,800,000	900,000
Securities purchased under agreements to resell	—	11,800,000
Securities available for sale	71,964,998	53,363,310
Real estate mortgages held for sale	99,853	80,545
Loans, net of allowance for loan losses of $4,586,736 at December 31, 2005 and $3,956,230 at December 31, 2004	580,440,609	517,711,074
Federal Home Loan Bank stock	7,074,400	5,511,400
Accrued interest receivable	2,722,398	2,277,147
Land, premises and equipment	14,485,195	10,515,101
Bank owned life insurance	20,526,254	4,923,555
Other real estate owned	310,000	306,679
Goodwill	2,661,190	2,661,190
Other assets	3,804,603	1,919,999

Total assets	$743,848,503	$637,677,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$38,454,438	$34,798,817
Interest-bearing demand	79,738,995	30,581,713
Savings and money market	100,259,277	124,259,438
Time	297,868,790	246,042,229

Total deposits	516,321,500	435,682,197
Federal Home Loan Bank advances	129,000,000	100,314,286
Accrued expenses and other liabilities	5,610,335	2,981,139

Total liabilities	650,931,835	538,977,622

Commitments and contingencies (Note 15)	—	—

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	—	—
Common stock: $0.01 par value; 18,000,000 shares authorized; shares issued: 14,805,969 at December, 31 2005 and 14,547,500 at December 31, 2004, shares outstanding: 14,141,350 at December 31, 2005 and 14,547,500 at December 31, 2004	148,060	145,475
Additional paid in capital	59,766,414	56,332,850
Unearned employee stock ownership plan(ESOP) shares of 372,416 at December 31, 2005 and 418,968 at December 31, 2004	(3,724,160)	(4,189,680)
Unearned management restricted stock plan shares of 258,469 at December 31, 2005 and 0 at December 31, 2004	(2,890,309)	—
Retained earnings	49,193,384	46,412,522
Accumulated other comprehensive income(loss)	26,193	(904)
Treasury stock, at cost, 664,619 shares at December 31, 2005 and 0 at December 31, 2004	(9,602,914)	—

Total stockholders’ equity	92,916,668	98,700,263

Total liabilities and stockholders’ equity	$743,848,503	$637,677,885

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ending December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest and dividend income
Loans, including fees	$33,605,591	$30,399,014	$30,339,950
Securities and interest-bearing deposits in other financial institutions	3,576,042	1,300,362	872,574
Securities purchased under agreements to resell	72,411	72,418	—

Total interest and dividend income	37,254,044	31,771,794	31,212,524

Interest expense
Deposits	12,168,166	8,184,631	9,520,352
Federal Home Loan Bank advances	4,990,405	3,731,654	2,260,398

Total interest expense	17,158,571	11,916,285	11,780,750

Net interest income	20,095,473	19,855,509	19,431,774

Provision for loan losses	2,120,620	2,974,933	4,237,947

Net interest income after provision for loan losses	17,974,853	16,880,576	15,193,827

Noninterest income
Service charges and fees	5,351,185	3,776,747	3,458,539
Gain on sale of real estate mortgages held for sale	120,999	185,489	113,732
Gain on sale of credit card portfolio	—	—	2,583,427
Gain(loss) on sale of securities available for sale	(80,223)	(38,535)	36,059
Gain(loss) on sale of foreclosed assets	40,505	96,705	(146,180)
Commission income	406,112	300,694	406,288
Interchange fees	751,730	663,481	678,434
Bank owned life insurance earnings	602,699	173,255	216,739
Other	220,302	163,749	185,578

	7,413,309	5,321,585	7,532,616

Noninterest expense
Compensation and benefits	9,368,528	8,541,376	7,066,884
Occupancy and equipment	1,738,030	1,405,288	1,267,906
Data processing	1,347,619	1,088,250	1,289,691
Advertising	609,078	439,903	571,881
Outside professional services	2,285,615	1,796,765	1,616,602
Interchange charges	624,153	636,872	709,399
Collection expense and repossessed asset losses	340,888	200,126	267,708
Telephone	539,180	535,568	541,826
Other	2,762,864	2,611,358	2,579,022

	19,615,955	17,255,506	15,910,919

Income before income tax expense	5,772,207	4,946,655	6,815,524

Income tax expense	1,083,372	1,754,821	2,398,290

Net income	$4,688,835	$3,191,834	$4,417,234

Earnings per common share:
Basic	$0.34	$0.32	$0.51
Diluted	$0.33	$0.32	$0.51

Dividends declared per common share	$0.26	$—	$0.01
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ending December 31, 2005, 2004 and 2003

						ACCUMULATED
		ADDITIONAL	UNEARNED	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RESTRICTED	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	STOCK AWARDS	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
Balance at January 1, 2003	$—	$—	$—	$—	$38,853,464	$71,014	$—	$38,924,478

Common stock issuance 1,000 shares	10	—	—	—	(10)	—	—	—

Dividend declared	—	—	—	—	(50,000)	—	—	(50,000)
Comprehensive income:
Net income	—	—	—	—	4,417,234	—	—	4,417,234
Other comprehensive income(loss)	—	—	—	—	—	(73,337)	—	(73,337)

Total comprehensive income	—	—	—	—	—	—	—	4,343,897

Balance at December 31, 2003	10	—	—	—	43,220,688	(2,323)	—	43,218,375

Common stock issued to Atlantic Coast Mutual Holding Company, 8,728,500 shares	87,275	(87,275)	—	—	—	—	—	—

Common stock issued in initial public offering, net of issuance costs, 5,819,000 shares	58,190	56,261,383	(4,655,200)	—	—	—	—	51,664,373

ESOP shares earned, 46,552 shares	—	158,742	465,520	—	—	—	—	624,262

Comprehensive income:
Net income	—	—	—	—	3,191,834	—	—	3,191,834
Other comprehensive income(loss)	—	—	—	—	—	1,419	—	1,419

Total comprehensive income	—	—	—	—	—	—	—	3,193,253

Balance at December 31, 2004	145,475	56,332,850	(4,189,680)	—	46,412,522	(904)	—	98,700,263

ESOP shares earned, 46,552 shares	—	147,385	465,520	—	—	—	—	612,905
Management restricted stock granted	2,585	3,176,584	—	(3,179,169)	—	—	—	—

Management restricted stock earned, 25,989 shares	—	—	—	288,860	—	—	—	288,860
Stock options earned	—	109,595	—	—	—	—	—	109,595
Dividend	—	—	—	—	(1,907,973)	—	—	(1,907,973)
Treasury stock purchased at cost	—	—	—	—	—	—	(9,602,914)	(9,602,914)

Comprehensive income:
Net income	—	—	—	—	4,688,835	—	—	4,688,835
Other comprehensive income(loss)	—	—	—	—	—	27,097	—	27,097

Total comprehensive income	—	—	—	—	—	—	—	4,715,932

Balance at December 31, 2005	$148,060	$59,766,414	($3,724,160)	($2,890,309)	$49,193,384	$26,193	($9,602,914)	$92,916,668

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ending December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$4,688,835	$3,191,834	$4,417,234
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	2,120,620	2,974,933	4,237,947
Gain on sale of real estate mortgages held for sale	(120,999)	(185,489)	(113,732)
Gain on sale of credit card portfolio	—	—	(2,583,427)
Loans originated for sale	(9,660,591)	(11,485,564)	(7,617,436)
Proceeds from loan sales	9,762,282	11,896,215	9,692,147
(Gain)loss on sale of other real estate owned	(40,505)	(96,705)	92,629
(Gain)loss on sale of securities available for sale	80,223	38,535	(36,059)
(Gain) on disposal of premises and equipment	(81,108)	—	—
ESOP compensation expense	612,905	624,262	—
Share-based compensation expense	398,455	—	—
Net depreciation and amortization	1,976,789	1,465,273	1,404,142
Net change in accrued interest receivable	(445,251)	(236,194)	(6,406)
Increase in bank owned life insurance	(602,699)	(173,255)	(216,739)
Net change in other assets	(1,378,391)	861,345	2,324,273
Net change in accrued expenses and other liabilities	2,215,073	1,009,969	(503,276)

Net cash from operating activities	9,525,638	9,885,159	11,091,297

Cash flows from investing activities
Net change in securities purchased under agreements to resell	11,800,000	(11,800,000)	—
Proceeds from maturities and payments of securities available for sale	29,022,158	6,031,032	19,498,787
Proceeds from the sales of securities available for sale	10,129,777	3,013,881	14,306,859
Purchase of securities available for sale	(58,552,616)	(36,700,384)	(31,473,161)
Loans purchased	(46,160,893)	(6,437,739)	(34,679,588)
Proceeds from the sale of credit card loans	—	—	15,536,061
Proceeds from sales of loans from portfolio	—	9,565,464	—
Net change in loans	(19,921,854)	(88,069,691)	(34,837,028)
Expenditures on premises and equipment	(5,297,949)	(984,159)	(1,535,358)
Proceeds from sales of premises and equipment	360,420	—	—
Proceeds from the sale of other real estate owned	581,184	604,796	449,306
Cash received for net liabilities assumed in in acquisition of branches	—	—	9,143,226
Purchase of FHLB stock	(1,563,000)	(2,429,900)	(776,500)
Purchase of bank owned life insurance	(15,000,000)	—	(2,947,198)
Net change in other investments	(900,000)	(400,000)	634,939

Net cash from investing activities	(95,502,773)	(127,606,700)	(46,679,655)
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ending December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from financing activities
Net increase in deposits	$80,639,303	$43,426,372	$15,130,305
FHLB advances	40,000,000	65,000,000	58,845,000
Proceeds from sale of common stock, net of issuance costs	—	51,664,373	—
Repayment of FHLB advances	(11,314,286)	(25,657,143)	(43,316,428)
Treasury stock purchased	(9,602,914)	—	—
Dividends paid	(1,493,850)	—	(50,000)

Net cash from financing activities	98,228,253	134,433,602	30,608,877

Net change in cash and cash equivalents	12,251,118	16,712,061	(4,979,481)

Cash and equivalents beginning of period	25,707,885	8,995,824	13,975,305

Cash and equivalents at end of period	$37,959,003	$25,707,885	$8,995,824

Supplemental information:
Interest paid	$16,891,249	$11,790,349	$11,716,316
Income taxes paid	980,500	950,000	2,523,500

Supplemental noncash disclosures:
Loans transferred to other real estate	$544,000	$222,395	$511,978
Other real estate exchanged for loans	—	448,126	31,816
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: The accompanying consolidated financial statements include Atlantic Coast Federal Corporation and its wholly owned subsidiary, Atlantic Coast Federal (“Atlantic Coast”) together referred to as (“the Company”). Also included in the consolidated financial statements is Atlantic Coast Holdings, Inc (“Holdings”) a wholly owned subsidiary of Atlantic Coast, formed for the purpose of managing and investing in certain securities as well as holding all of the common stock and 85% of the preferred stock of Coastal Properties, Inc., a Real Estate Investment Trust (the “REIT”). The REIT was formed in the fourth quarter of 2005, for the purpose of holding Georgia and Florida first lien residential mortgage loans originated by Atlantic Coast Federal. The REIT is permitted a deduction for Federal income tax purposes of all dividends paid to its shareholders. The consolidated financials also include First Community Financial Services Inc. (“FCFS”), an inactive wholly owned subsidiary of Atlantic Coast. All significant intercompany transactions and balances are eliminated in consolidation. Atlantic Coast Federal Corporation is a majority owned (61.7%) subsidiary of Atlantic Coast Federal, MHC. These financial statements do not include the transactions and balances of the mutual holding company.
Atlantic Coast provides a broad range of banking services to individual and corporate customers primarily in southern coastal Georgia and northern coastal Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are generally expected to be repaid from the cash flows from the operations of the business. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. FCFS was originally formed to provide insurance and investment products and services for Atlantic Coast’s customers and surrounding communities. At December 31, 2003, the operations of FCFS were consolidated into Atlantic Coast.
On May 30, 2002, Atlantic Coast adopted a Plan of Reorganization into a three-tier mutual holding company. The Plan of Reorganization became effective on January 1, 2003. Following the reorganization, Atlantic Coast became a wholly owned subsidiary of Atlantic Coast Federal Corporation (“the Stock Company”), which became a wholly owned subsidiary of Atlantic Coast Federal MHC (“the Mutual Company”). The transaction was accounted for at historical cost. The principal activity of the Stock Company is the ownership of Atlantic Coast Federal. The principal activity of the Mutual Company is the ownership of the Stock Company.
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
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The issued shares resulted in proceeds of $56,319,573, net of conversion expenses of $1,870,427. With the proceeds the Stock Company loaned its employee stock ownership plan $4,655,200 to enable it to buy 8% of the shares issued to persons other than the Mutual Company. The Stock Company also contributed $28,195,000, which is approximately 50% of the proceeds net of stock offering costs of $1,870,427, to Atlantic Coast as a capital contribution. The balance of the net proceeds were retained as the Stock Company’s initial capitalization and was invested in time deposits at Atlantic Coast Federal and investment securities. Since the date of the stock offering, the proceeds have been used for general business purposes including additional investment in securities, repurchasing shares of its common stock and paying dividends. In the future the Company intends to continue to use the funds raised from the stock offering for these same purposes as well as pursuing acquisitions. The funds received by Atlantic Coast have been principally invested in short-term interest bearing deposits at financial institutions, investment securities and loan growth. Future uses of these funds may be for general banking business purposes and may also be used for growth through expansion of the branch office network or acquisitions.
In July 2005, the Company issued, out of previously authorized but unissued common stock, 258,469 shares of common stock as restricted stock awards to outside directors and key employees under its Recognition and Retention Plan (the Retention Plan). During the third quarter, the Company initiated the first of two stock repurchase programs conducted during the year. The initial repurchase program, which began in August of 2005 and concluded on September 20, 2005, resulted in the purchase of 285,131 shares of common stock to replace the shares issued for the Retention Plan and provide for future awards. In October 2005, the Company began its second stock repurchase program to purchase up to 10% of the remaining outstanding shares of common stock resulting in the purchase of 379,488 shares as of December 31, 2005. Total shares of common stock held in Treasury as of December 31, 2005 was 664,619 shares or 4.5% of total outstanding shares of common stock.
At December 31, 2005, the Mutual Company owns 61.7%, or 8,728,500 shares, of the outstanding stock of the Stock Company, with the remaining 38.3%, or 5,412,850 shares held by persons other than the Mutual Company. The Company holds 100% of Atlantic Coast Federal’s outstanding common stock.
Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets including goodwill and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Securities Purchased Under Agreements to Resell: The Company enters into purchases of securities under agreements to resell substantially identical securities. These agreements are classified as secured loans. At December 31, 2004, securities purchased under agreements to resell consisted of an interest in a pool of trust preferred securities. The amounts advanced under these agreements are reflected as assets, and the fair value is approximately equal to the carrying value due to the short term and market level interest rates. The securities are delivered by appropriate entry into the Company’s account maintained at its correspondent bank or into a third-party custodian’s account designated under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. At December 31, 2005, the Company had no investment in securities under agreements to resell.
Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.
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
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans: Loans that management has the intent and ability to hold until maturity or payoffs are reported at the principal balance outstanding, net of unearned loan fees and costs, premiums on loans purchased, and an allowance for loan losses.
Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method. Interest income includes amortization of purchase premiums or discounts on loans purchased. Premiums and discounts are amortized on the level yield method.
Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans over $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Foreclosed Assets: Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis and subsequently carried at the lower of carrying value or fair value less selling costs. Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.
Federal Home Loan Bank Stock: Atlantic Coast is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the cash value of the underlying insurance policy. Increases in the cash value are recorded as non-interest income.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings Per Common Share: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.
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
Employee Stock Ownership Plan (ESOP): The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable or the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders’ equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Compensation: The Company records compensation cost for stock or stock options awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. (See this Note -Adoption of New Accounting Standards).
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
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve of $4,024,000 and $614,000 was required to meet regulatory reserve and clearing requirements at year-end 2005 and 2004. These balances do not earn interest.
Dividends: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Stock Company or by the Company to shareholders. The Mutual Company, with approval of the Office of Thrift Supervision, may waive receipt of dividends paid by the Stock Company. Waived dividends are not charged to the Stock Company’s retained earnings, nor restrict the amount of future dividends. During 2005, the Mutual Company waived receipt of dividends in the amount of $1,745,700. The Stock Company paid no dividends in 2004. In 2003, dividends totaling $50,000 were paid to the Mutual Company.
Adoption of New Accounting Standards: Statement of Financial Accounting Standard (SFAS) No. 23, Revised, Share-Based Payment, requires companies to record compensation cost for stock or stock options awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. This SFAS was to apply to awards granted or modified after the first quarter or years beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) announced that they will allow public companies to delay adoption until the first interim period of 2006. The Company elected to early adopt this SFAS to account for awards made during the third quarter of 2005. The Company’s stockholders approved a stock option plan and a stock award plan for recognition and retention of key employees and directors at the stockholders’ annual meeting on May 27, 2005. Initial awards under the 2005 Recognition and Retention Plan (the “Recognition Plan”) were made on July 1, 2005 and initial awards under our 2005 Stock Option Plan (the “Stock Option Plan”) were made on July 28, 2005. See Note 12 for additional discussion.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In February 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 123(R)–4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP amends paragraphs 32 and A229 of SFAS No. 123-Revised to permit share based compensation plans with certain cash settlement features to be recorded in equity rather than as a liability. Under the Company’s stock option plan, options are to be settled in cash in the event of a change in control involving a company whose stock is not publicly traded. The Company believes that this condition represents a contingent event outside an employees control and, therefore, as permitted under the guidance of the FSP, the stock options are classified as equity. This accounting treatment is consistent with the Company’s adoption of SFAS No. 123-Revised on July 1, 2005.
The Financial Accounting Standards Board (FASB) has issued FSP 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115,”Accounting for Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The guidance in this FSP also nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The guidance in FSP 115-1 and 124-1 is required to be applied to reporting periods beginning after December 15, 2005. Considering the latest guidance in FSP 115-1 and 124-1, management believes the Company’s current accounting for investment securities is appropriate for evaluating and accounting for any impairment of its investment security portfolio.
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 2 — SECURITIES AVAILABLE FOR SALE
The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

			Gross
			Unrealized
	Fair Value	Gross Unrealized Gains	Losses
December 31, 2005
U.S.Government-sponsored enterprises	$32,078,971	$405	$(262,687)
State and municipal	5,361,261	551	(39,479)
Mortgage-backed	34,524,766	30,570	(390,525)

	$71,964,998	$31,526	$(692,691)

December 31, 2004
U.S.Government-sponsored enterprises	$20,852,939	$6,250	$(116,493)
State and municipal	11,930,903	32,140	(23,379)
Mortgage-backed	10,602,548	13,345	(75,153)
Mutual funds	9,889	—	(111)
Corporate commercial paper	9,967,031	—	(18,649)

	$53,363,310	$51,735	$(233,785)

Mortgage–backed securities in both 2005 and 2004, are comprised of securitized pools of first mortgages principally issued by government-sponsored enterprises.
Sales of securities available for sale for the years ended December 31 were as follows:

	2005	2004	2003
Proceeds	$13,762,777	$3,013,881	$14,306,859
Gross gains	—	8,443	82,615
Gross losses	(80,223)	(46,978)	(46,556)
The tax benefit (provision) related to these net realized gains and losses was $30,484, $14,643, and $(13,702), respectively.
The fair value of debt securities segregated by contractual maturity as of December 31, 2005, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or property penalties.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

2005
Due in one year or less	$10,586,158
Due in one to five years	20,950,636
Due in five to ten years	905,000
After ten years	4,998,438

37,440,232

Mortgage-backed securities	34,524,766

$71,964,998

Securities pledged at year end 2005 had a carrying value of $6,269,075 and were pledged to secure public funds. There were no securities pledged at year end 2004. At December 31, 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S Government-sponsored enterprises, in an amount greater than 10% of equity.
Securities with unrealized losses at year-end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2005
U.S. Government-sponsored enterprises	$19,557,492	$(118,026)	$10,821,250	$(144,661)	$30,378,742	$(262,687)
State and municipal	1,878,675	$(11,420)	2,928,191	(28,059)	4,806,866	(39,479)
Mortgage-backed	18,283,220	(227,678)	8,524,948	(162,847)	26,808,168	(390,525)

Total temporarily impaired	$39,719,387	$(357,124)	$22,274,389	$(335,567)	$61,993,776	$(692,691)

2004
U.S. Government-sponsored enterprises	$12,387,471	$(75,712)	$4,459,219	$(40,781)	$16,846,690	$(116,493)
State and municipal	5,770,608	$(12,219)	1,536,134	(11,160)	7,306,742	(23,379)
Mortgage-backed	4,847,256	(59,306)	383,048	(15,847)	5,230,304	(75,153)
Mutual funds	9,889	(111)	—	—	9,889	(111)
Corporate commercial paper	9,967,031	(18,649)	—	—	9,967,031	(18,649)

Total temporarily impaired	$32,982,255	$(165,997)	$6,378,401	$(67,788)	$39,360,656	$(233,785)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses of $692,691 and $233,785 at December 31, 2005 and 2004, are largely due to the current interest rate environment, relative to the interest rate of the securities, and as the security approaches maturity the fair value will return to par.
Interest income earned from securities exempt from federal income tax was $173,185, $261,169, and $256,263 for 2005, 2004, and 2003.
NOTE 3 — LOANS, NET
Loans at December 31, are summarized as follows:

	2005	2004
Commercial-nonmortgage	$8,430,044	$3,711,373
Commercial real estate and multifamily	66,726,374	65,219,848
Construction loans	26,819,597	16,852,503
One-to-four family residential mortgage	324,681,361	303,543,788
Consumer and other loans
Automobile	31,134,047	31,951,035
Unsecured	18,187,666	18,870,894
Home Equity	79,015,761	60,076,613
Land	12,649,664	12,077,681
Other	13,524,595	7,071,871

	581,169,109	519,375,606
Allowance for loan losses	(4,586,736)	(3,956,230)
Net deferred loan(fees) costs	3,163,683	1,832,498
Premiums on purchased loans	694,553	459,200

Loans, net	$580,440,609	$517,711,074

(Continued)

NOTE 3 — LOANS, NET (Continued)
Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2005	2004	2003
Beginning balance	$3,956,230	$6,593,329	$4,691,767
Provision for loan losses	2,120,620	2,974,933	4,237,947
Loans charged-off	(2,326,262)	(6,420,137)	(3,247,968)
Recoveries	836,148	808,105	911,583

Ending balance	$4,586,736	$3,956,230	$6,593,329

The charge-offs in 2004 include a $4 million charge-off on one lending relationship that was previously classified as an impaired loan. During the first quarter of 2004, the operations of the borrower ceased when key business permits necessary for the borrower to conduct ongoing operations were revoked by the municipality where the borrower operated. Accordingly, management recorded additional provision for loan losses on this lending relationship in the first quarter of 2004 as well as the $4 million charge-off. During 2005 an additional $605,000 of the loan relationship was charged-off, leaving a balance of $55,000. This balance was paid off in December 2005 and no amount was outstanding at December 31, 2005.
Impaired loans as of December 31, 2005 and 2004 were as follows:

	2005	2004
Year-end loans with no allocated allowance for loan losses	$1,361,000	$915,000
Year-end loans with allocated allowance for loan losses	3,122,000	7,543,000

Total	$4,483,000	$8,458,000

Amount of the allowance for loan allocated to impaired loans	$994,000	$1,483,000

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 3 — LOANS, NET (Continued)

	Years Ended
	December 31,
	2005	2004	2003
Average of impaired loans during the period	$5,929,000	$7,018,000	$13,104,000
Interest income recognized during impairment	—	—	536,000
Cash-basis interest income recognized	—	11,000	536,000
Nonperforming loans at December 31, 2005, 2004 and 2003 were $2,616,000, $6,658,000 and $7,567,000. There were no loans over 90 days past-due and still accruing interest as of the end of 2005, 2004 or 2003. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans. For 2005 and 2004 contractual gross interest income of $149,419 and $466,919 would have been recorded on non-performing loans if those loans had been current. Actual interest recorded on such loans in 2005 was $6,366 and $12,165 in 2004.
Included in nonperforming and impaired loans is a pool of small equipment and automobile leases the Company purchased in 2001. The balance of the leases, net of the allowance for loan losses allocated, was $634,240 and $850,000 as of December 31, 2005 and 2004. During 2005, the Company signed a settlement agreement with the bankruptcy trustee of the seller, which led to the receipt of $207,000 in lease payments that were being held by the trustee. This payment, along with approximately $9,000 in other lease payments, was applied to the principal balance outstanding. The leases are backed by surety bonds and the Company has filed a claim with the insurance company for approximately $1.7 million plus interest, which represents the balance of the leases at the time regular payments ceased in late 2001 less amounts received in 2005. The insurance company has denied the claim, alleging the seller of the leases engaged in fraudulent lending activities. The Company, along with numerous other creditors who purchased the leases, has pursued collection of its claim by filing a lawsuit against the insurance company. Legal costs incurred in association with the collection of the leases were $335,000, $546,000 and $500,000 for 2005, 2004 and 2003 and are recorded in outside professional services in the consolidated statements of income.
The previous charge-offs on these leases and the current level of allowance for loan losses allocation for the remaining balance of these leases are indicative of the Company’s best estimate of the probable losses incurred, based on consultation with legal counsel. Although management continues to vigorously pursue collection on the surety bonds, collection of any amount, including the $634,240 ($784,240 remaining balance less $150,000 allocation of the allowance for loan losses) net amount included in the Company’s financial statements as of December 31, 2005, or the gross amount of $1.7 million, cannot be assured. The Company believes that there is a possibility that no amount will be collected in the future; therefore, the Company may incur additional losses up to the $634,240. Collection of the full $1.7 million claim may also occur,
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 3 — LOANS, NET (Continued)
although this is not considered likely as the Company likely will need to settle at some lower amount, and may not collect any amount.
The Company has originated loans in the ordinary course of business with directors and executive officers and their associates. These loans totaled approximately $3,190,000 and $1,267,000 at December 31, 2005 and 2004. The activity on these loans for 2005 was as follows:

Beginning balance	$1,267,000
New loans	924,000
Effect of changes in related parties	1,266,000
Repayments	(267,000)

Ending balance	$3,190,000

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
NOTE 4 — ACCRUED INTEREST RECEIVABLE
Accrued interest receivable at December 31 is summarized as follows:

	2005	2004
Loans	$2,214,078	$1,950,893
Securities available for sale	426,296	257,096
Securities purchased under agreements to resell	—	27,812
FHLB stock dividend	82,024	41,346

Total	$2,722,398	$2,277,147

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 5 — LAND, PREMISES, AND EQUIPMENT
Land, premises, and equipment at December 31 are summarized as follows:

	2005	2004
Land	$7,703,327	$3,405,323
Buildings and leasehold improvements	9,786,421	9,823,776
Furniture, fixtures, and equipment	7,204,634	6,591,010
Equipment and buildings in process	180,553	88,807

	24,874,935	19,908,916
Accumulated depreciation and amortization	(10,389,740)	(9,393,815)

	$14,485,195	$10,515,101

Land of $52,000 in 2005 and 2004 and buildings of $120,000 (net of accumulated depreciation) in 2005 and 2004, included in the above totals, was non-operating property and was being held for sale as December 31, 2005 and 2004.
Depreciation expense was $1,048,543, $1,066,479, and $1,263,000 for 2005, 2004, and 2003.
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in balance for goodwill during the periods ending December 31 is as follows:

	2005	2004
Beginning of period	$2,661,190	$2,661,190
Increases in goodwill	—	—
Impairment recognized	—	—

End of period	$2,661,190	$2,661,190

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS (Continued)
Core Deposit Intangible Assets
Core deposit intangible assets included in other assets in the consolidated balance sheets as of December 31, 2005 and 2004 were as follows:

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$611,023	$(302,897)	$611,023	$(220,067)
Aggregate amortization expense was $82,830, $82,298, and $73,831 for the years 2005, 2004, and 2003.
Estimated amortization expense for each of the next five years ending December 31:

2006	$74,830
2007	43,788
2008	37,580
2009	35,374
2010	33,850
The goodwill and intangible assets discussed above resulted from the following branch acquisitions:
2003 Branch Purchases
During 2003, the Company purchased a branch office facility and assumed related deposits from another financial institution. Approximately $16.2 million of deposits were assumed, $1.5 million in fixed assets acquired, $4.0 million in loans acquired, $44,000 in other liabilities assumed and $9.1 million of cash was received. The transaction resulted in both amortizable intangibles and non-amortizable goodwill, totaling $1.6 million. The core deposit intangible (approximately $380,000) will be amortized to expense over 10 years using an accelerated method.
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
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 7 — DEPOSITS
Time deposits of $100,000 or more were approximately $105,271,000 and $86,907,000 at December 31, 2005 and 2004. Deposit balances over $100,000 are not federally insured.
Scheduled maturities of time deposits at December 31, 2005 were as follows:

2006	$204,940,201
2007	44,809,682
2008	23,442,346
2009	16,971,270
2010	7,705,291

$297,868,790

Brokered certificate of deposits were $32,700,000 and $23,800,000 at December 31, 2005 and 2004.
Deposits from directors, executive officers and their associates at December 31, 2005 and 2004 were approximately $911,000 and $689,000.
Interest expense on customer deposit accounts is summarized as follows:

	2005	2004	2003
Interest-bearing demand	$1,307,203	$253,952	$168,060
Savings and money market	1,675,099	1,313,426	1,627,794
Time	9,185,864	6,617,253	7,724,498

Total	$12,168,166	$8,184,631	$9,520,352

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES
At year-end, advances from the Federal Home Loan Bank of Atlanta were as follows:

	2005	2004
Maturities April 2006 through November 2015, fixed rate at rates from 2.57% to 5.87%, averaging 4.13%	$104,000,000	$80,314,286

Maturities November 2006 through February 2014, variable rate at rates from 4.37% to 4.48%, averaging 4.42%	25,000,000	20,000,000

Total	$129,000,000	$100,314,286

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES (Continued)
Fixed-rate advances includes amounts which may be converted by the FHLB, at various designated dates following issuance, from fixed-rate to variable-rate debt, or for certain advances, adjusted to a current market fixed rates. If the FHLB converts the rates the Company has the option of pre-paying the debt, without penalty. At year-end 2005 and 2004, the amounts of convertible advances were $84,000,000 and $69,000,000.
The advances at December 31, 2005 mature as follows:

2006	$5,000,000
2007	2,000,000
2008	8,000,000
2009	5,000,000
2010	24,000,000
Thereafter	85,000,000

$129,000,000

The Company has a borrowing capacity of up to 30% of Atlantic Coast’s total assets with the Federal Home Loan Bank of Atlanta. The Company had mortgage and home equity loans totaling approximately $391,379,000 and $327,335,000 at December 31, 2005, and 2004 pledged as collateral for the FHLB advances. At December 31, 2005, the remaining borrowing capacity was $90,400,000. At December 31, 2005 and 2004 Atlantic Coast owned $7,074,400 and $5,511,400 of FHLB stock, which also secures debts to the FHLB.
NOTE 9 — INTEREST RATE SWAPS
The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position by mitigating the impact of significant unplanned fluctuations in earnings caused by interest rate volatility or changes in the yield curve. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
Interest rate swaps designated as cash flow hedges
Interest rate swaps with notional amounts totaling $15 million as of December 31, 2005, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be fully effective during 2005, 2004 and 2003. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 9 — INTEREST RATE SWAPS (Continued)
Summary information about the interest-rate swaps designated as cash flow hedges as of year-end is as follows:

	2005	2004
Notional amounts	$15,000,000	$20,000,000
Weighted average pay rates	3.42%	3.16%
Weighted average receive rates	4.23%	2.20%
Weighted average maturity	8.1 years	7.0 years
Unrealized gains	$701,956	$180,591
Interest income/(expense) recorded on these swap transactions totaled $16,000 and $(324,000) during 2005 and 2004 and is reported as a component of interest expense on FHLB advances. At December 31, 2005, the Company expected $144,000 of the unrealized gain to be reclassified as a reduction of interest expense during 2006.
Other interest rate swaps
During the third quarter of 2005, the Company entered into two interest-rate swap agreements with a combined notional amount of $10 million. These interest-rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities”, and therefore changes in market rates are reported in current period earnings. At December 31, 2005, summary information about these interest-rate swaps is as follows:

Notional amounts	$10,000,000
Weighted average pay rates	6.79%
Weighted average receive rates	7.07%
Weighted average maturity	1.1 years
Fair value of combined interest rate swaps	$(55,214)
The fair value of the combined interest rate swaps at December 31, 2005 is reflected in other liabilities with a corresponding charge to income recorded as a reduction of non-interest income.
NOTE 10 — EMPLOYEE BENEFITS
Defined Contribution Plan: Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an IRS maximum of $14,000, with a company match of up to 5%. For 2005, 2004, and 2003, the total plan expense was $209,384, $267,799, and $235,838.
Director Retirement Plan: A director retirement plan covers all non-employee members of the Board. The plan provides monthly benefits for a period of ten years following retirement. For 2005, 2004, and 2003, the expense for the plan was $131,000, $42,000, and $114,500. The 2005 expense includes approximately $82,000 for a portion of the cost of an annuity insurance contract purchased for the benefit of directors who retired in 2005. The related plan liability was $145,897 and $441,455 at December 31, 2005 and 2004. During 2005 the plan liability was reduced approximately $274,000 for the purchase of the retiring director’s annuity insurance contract.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 10 — EMPLOYEE BENEFITS (Continued)
Deferred Director Fee Plan: A deferred director fee compensation plan covers all non-employee directors. Under the plan directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2005 and 2004, the liability for the plan was $156,608 and $75,168.
Supplemental Retirement Plans: The Company provides supplemental retirement plans for certain officers beginning after one year of service. These plans generally provide for the payment of supplemental retirement benefits over a period of fifteen (15) to twenty (20) years after retirement. Vesting generally occurs over a six (6) to ten (10)-year period. For 2005, 2004 and 2003, expense for the supplemental retirement plans totaled $234,824, $230,100 and $220,096. The accrued liability for the plans totaled $793,212 and $558,388 at December 31, 2005 and 2004.
NOTE 11 — EMPLOYEE STOCK OWNERSHIP PLAN
In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of January 1, 2004. The ESOP purchased 465,520 shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4,655,200 from the Company. The Company’s Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. In 2004 employees are eligible if they were employed as of the effective date of the plan through December 31, 2004 and had 1000 hours of service during the year. In subsequent years an employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service. Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.
Contributions to the ESOP were $580,215 and $568,052 during 2005 and 2004. Contributions in 2005 include approximately $75,000 in dividends on unearned shares. There were not dividends in 2004.
Compensation expense for shares committed to be released under the Company’s ESOP was $612,905 and $624,262 in 2005 and 2004. Shares held by the ESOP as of December 31, 2005 were as follows:

	2005	2004
Allocated to eligible employees	93,104	46,552
Unearned	372,416	418,968

Total ESOP shares	465,520	465,520

Fair value of unearned shares	$5,236,169	$5,769,189

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 12 — STOCK-BASED COMPENSATION
At the annual meeting held on May 27, 2005, the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the Recognition Plan), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the Stock Option Plan). The compensation cost that has been charged against income for the Recognition Plan was $288,860 for 2005. The compensation cost that has been charged against income for the Stock Option Plan was $109,595 for 2005. The total income tax benefit recognized in the income statement for stock-based compensation was $149,000 for 2005.
The Recognition Plan
The Recognition Plan permits the Company’s board of directors to award up to 285,131 shares of its common stock to directors and key employees designated by the board. Under the terms of the Recognition Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Any awarded shares which are forfeited, are returned to the Company to be re-awarded to another recipient. The Recognition Plan became effective on July 1, 2005 and remains in effect for the earlier of 10 years from the effective date, or the date on which all shares of common stock available for award have vested.
On July 1, 2005, the Company’s board of directors awarded 258,469 of the 285,131 shares of common stock available under the Recognition Plan, to directors and key employees. Following the initial award date, 2,851 were forfeited and re-awarded on October 11, 2005. The restricted shares awarded on July 1, 2005 were issued out of previously authorized, but unissued common stock and had a grant date fair value of $3,179,169. A summary of the status of the non-vested shares of the Recognition Plan at December 31, 2005, is presented below:

Shares
Outstanding at January 1, 2005	0

Granted	261,320

Vested	0

Forfeited	(2,851)

Non-vested at December 31, 2005	258,469

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 12 — STOCK-BASED COMPENSATION (Continued)
The weighted average grant-date fair value of non-vested shares at December 31, 2005 was $12.31. As of December 31, 2005, there was $2,890,309 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan. That expense is expected to be recognized over a weighted-average period of 4.5 years. Unearned compensation is reported as a reduction of stockholders’ equity until earned.
The Stock Option Plan
The Stock Option Plan permits the Company’s board of directors to grant options to purchase up to 712,827 shares of its common stock to the Company’s directors and key employees. Under the terms of the Stock Option Plan, granted stock options have a contractual term of 10 years from the date of grant, with an exercise price equal to the market price of the Company’s common stock on the date of grant. Key employees are eligible to receive incentive stock options or non-qualified stock options, while outside directors are eligible for non-statutory stock options only. The Stock Plan also permits the Company’s board of directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (The Limited SAR). The Limited SAR are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control. The Stock Option Plan became effective on July 28, 2005 and terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of Options or related rights equaling the maximum number of shares occurs.
During 2005 the Company’s board of directors awarded 384,250 incentive stock options to key employees and 150,150 non-statutory stock options to outside directors with a weighted- average exercise price of $13.72. The weighted- average fair value of each stock option awarded is estimated to be $3.15 on the date of grant, and is derived by using the Black-Scholes option- pricing model with the following assumptions:

Risk-free interest rate	4.07% to 4.30%
Expected term of stock options (years)	6.0
Expected stock price volatility	23.79%
Expected dividends	2.65%
The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option. Although the contractual term of the stock options granted is 10 years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 12 — STOCK-BASED COMPENSATION (Continued)
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
A summary of the option activity under the Stock Option Plan as of December 31, 2005, and changes for the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2005	—	$—	—	—

Granted	534,400	13.72	—	—

Vested	0	0	—	—

Forfeited	0	0	—	—

Non-vested at December 31, 2005	534,400	$13.72	9.6	$181,696

Exercisable at December 31, 2005	—	$—	—	$—

The Company has a policy of satisfying share option exercises by issuing shares from Treasury Stock obtained from its stock repurchase programs.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 13 — INCOME TAXES
Income tax expense was as follows:

	Years Ended December 31,
	2005	2004	2003
Current	$2,105,884	$770,661	$2,710,352
Deferred	(1,022,512)	984,160	(312,062)

Total	$1,083,372	$1,754,821	$2,398,290

The effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2005	2004	2003
Income taxes at statutory rate of 34%	$1,962,550	$1,681,863	$2,317,278
Increase(decrease) from State income tax, net of Federal tax effect	88,237	149,345	228,858
Tax-exempt income	(47,106)	(70,065)	(65,863)
Cash surrender value of increase	(204,918)	(58,907)	(73,691)
ESOP share release	50,111	53,972	—
Stock option expense	25,652
Other, net	(791,154)	(1,387)	(8,292)

Income tax expense	$1,083,372	$1,754,821	$2,398,290

Effective tax rate	18.8%	35.5%	35.2%
The 2005 income tax expense includes a benefit of $895,000 (shown in Other, net) for the elimination of a tax-related contingent liability for the same amount. The tax-related contingent liability had been established by the Company upon becoming a taxable entity and reflected the tax effect of the bad debt deduction taken by the Company in 2000 and 2001 tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingent liability unnecessary.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 13 — INCOME TAXES (Continued)
Deferred tax assets and liabilities were due to the following:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$978,592	$531,986
Depreciation	557,193	825,695
Deferred compensation arrangements	572,044	379,940
Other real estate	11,419	10,540
Organizational costs	15,891	47,672
Net unrealized losses on securities	252,146	69,179
Interest income on non-accrual loans	9,825	18,817
Accrued expenses	88,045	110,112

	2,485,155	1,993,941

Deferred tax liabilities:
Net unrealized gain on interest rate swaps	(245,762)	(68,625)
Tax-related contingent liability	—	(895,000)
Deferred loan costs	(521,023)	(447,652)
Prepaid expenses	(178,989)	(129,930)
Core deposit intangibles	(151,003)	(99,584)
Other	(38,256)	(31,370)

	(1,135,033)	(1,672,161)

Net deferred tax asset	$1,350,122	$321,780

No valuation allowance was provided on deferred tax assets as of December 31, 2005 and 2004.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 14 — REGULATORY MATTERS
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
Atlantic Coast Federal’s actual and required capital levels (in millions) and ratios were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital (to risk weighted assets)	$77.2	15.9%	$39.0	8.0%	$48.7	10.0%
Tier 1 (core) capital (to risk weighted assets)	72.9	15.0%	19.5	4.0%	29.2	6.0%
Tier 1 (core) capital (to adjusted total assets)	72.9	10.0%	29.2	4.0%	36.5	5.0%

As of December 31, 2004
Total capital (to risk weighted assets)	$70.1	16.4%	$34.2	8.0%	$42.7	10.0%
Tier 1 (core) capital (to risk weighted assets)	67.5	15.8%	17.1	4.0%	25.6	6.0%
Tier 1 (core) capital (to adjusted total assets)	67.5	10.9%	24.7	4.0%	30.8	5.0%
At December 31, 2005 and December 31, 2004, Atlantic Coast Federal was classified as “well capitalized.” There are no conditions or events since December 31, 2005 that management believes have changed the classification.
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends, or Atlantic Coast Federal must convert to a commercial bank charter. Management believes that this test is met.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 14 — REGULATORY MATTERS (Continued)
Banking regulations limit capital distributions by savings associations. Generally, capital distributions are limited to undistributed net income for the current and prior two years. During 2006, Atlantic Coast could, without prior approval, declare dividends of approximately $7,898,000 plus any 2006 net profits retained to the date of the dividend declaration.
The following is a reconciliation of Atlantic Coast’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2005 and 2004 (in thousands):

	2005	2004
GAAP equity	$76,029	$70,619
Intangible assets	(2,969)	(3,052)
Unrealized loss on securities available for sale	251	36
Unrealized gain on cash flow hedges	(435)	(112)

Tier I Capital	72,876	67,491
General allowance for loan losses	4,351	2,610

Total capital	$77,227	$70,101

NOTE 15 — COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.
The principal commitments as of December 31 are as follows:

	2005	2004
Undisbursed portion of loans closed	$31,499,000	$7,566,000
Unused lines of credit and commitments to fund loans	73,344,000	34,885,000
Commitment to purchase loans	—	9,300,000
Commitment to purchase securities available for sale	—	8,000,000
At December 31, 2005, the undisbursed portion of loans closed is primarily unfunded residential construction loans with fixed and variable rates ranging from 3.9% to 8.0%. At December 31, 2005, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $22.9 million and had interest rates that range from 4.5% to 18.0%; variable rate commitments totaled $50.4 million and had interest rates that range from 5.8% to 9.5%. During 2005, the Company entered into an agreement with a Florida mortgage broker that allows, but does not require, the Company to purchase up to $50.0 million of residential construction loans. As of December 31, 2005 approximately $29.5 million was committed under this agreement.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 15 — COMMITMENTS AND CONTINGENCIES (Continued)
As of December 31, 2005, the Company had fully secured outstanding standby letters of credit commitments totaling $307,000. There were no standby letters of credit outstanding as of December 31, 2004.
Since certain commitments to make loans, provide lines of credit, and to fund loans in process expire without being used, the amount does not necessarily represent future cash commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded on the consolidated balance sheet.
Under an employment agreement with the chief executive officer, certain events leading to separation from the Company could result in cash payments equal to two times the chief executive officer’s base salary. Since payments are contingent upon certain events, the Company accrues for no liability.
The Company maintains lines of credit with two financial institutions that total $20.5 million. There was no balance outstanding with either line as of December 31, 2005 and 2004.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 16 — EARNINGS PER COMMON SHARE
A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Basic
Net income	$4,688,835	$3,191,834	$4,417,234

Weighted average common shares outstanding	14,548,723	10,127,604	8,728,500
Less: Average unallocated ESOP shares	(418,840)	(111,801)	—
Average unvested restricted stock awards	(130,297)	—	—

Average Shares	13,999,586	10,015,803	8,728,500

Basic earnings per common share	$0.34	$0.32	$0.51

Diluted
Net Income	$4,688,835	$3,191,834	$4,417,234

Weighted average common shares outstanding per common share	13,999,586	10,015,803	8,728,500
Add: Dilutive effects of full vesting of stock awards	20,563	—	—

Average shares and dilutive potential common shares	14,020,149	10,015,803	8,728,500

Diluted earnings per common share	$0.33	$0.32	$0.51

Stock options for 534,400 shares of common stock were not considered in computing diluted earnings per common share for 2005 because they were anti-dilutive. There were no potentially dilutive securities in 2004 or 2003.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 17 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) components and related taxes for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Unrealized holding gains and (losses) on securities available for sale	$(559,338)	$(216,837)	$(82,227)
Less reclassification adjustments for (gains) losses recognized in income	80,223	38,535	(36,059)

Net unrealized gains and (losses)	(479,115)	(178,302)	(118,286)
Tax effect	182,967	67,755	44,949

Net-of-tax amount	(296,148)	(110,547)	(73,337)

Change in fair value of derivatives used for cash flow hedges	537,575	(142,924)	—
Less reclassification adjustments for interest (income) expense recognized in income	(16,212)	323,515	—

Net unrealized gains	521,363	180,591
Tax effect	(198,118)	(68,625)	—

Net-of-tax amount	323,245	111,966	—

Other comprehensive income (loss)	$27,097	$1,419	$(73,337)

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair value of financial instruments were as follows at.

	Years Ended
	December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$37,959,003	$37,959,000	$25,707,885	$25,708,000
Other interest-bearing deposits in other financial institutions	1,800,000	1,800,000	900,000	900,000
Securities purchased under agreements to resell	—	—	11,800,000	11,800,000
Securities available for sale	71,964,998	71,965,000	53,363,310	53,323,000
Real estate mortgages held for sale	99,853	101,000	80,545	81,000
Loans, net	580,440,609	562,631,000	517,711,074	515,710,000
Federal Home Loan Bank stock	7,074,400	7,074,000	5,511,400	5,511,000
Accrued interest receivable	2,722,398	2,722,000	2,277,147	2,227,000
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Years Ended
	December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS (continued)

Bank owned life insurance	20,526,254	20,526,000	4,923,555	4,924,000
Cash flow interest rate swaps	701,956	702,000	180,591	181,000

FINANCIAL LIABILITIES
Deposits	(516,321,500)	(515,295,000)	(435,682,197)	(439,048,000)
Federal Home Loan Bank advances	(129,000,000)	(137,082,000)	(100,314,286)	(106,529,000)
Accrued interest payable	(794,623)	(795,000)	(527,641)	(528,000)
Other interest rate swaps	(55,214)	(55,000)	—	—
The methods and assumptions used to estimate fair value are described as follows.
Carrying amount is the estimated fair value for cash and cash equivalents, other interest-bearing deposit in other financial institutions, securities purchased under agreements to resell, Federal Home Loan Bank stock, accrued interest, demand and savings deposits and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of interest rate swaps is based on quotes provided by the issuers of the interest rate swaps, who are the only permissible re-purchasers of the contracts. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 19 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
ATLANTIC COAST FEDERAL CORPORATION
CONDENSED BALANCE SHEETS
As of December 31, 2005 and 2004

	2005	2004
Cash and cash equivalents at subsidiary	$1,343,115	$585,168
Other interest bearing at subsidiary and other financial institutions	1,800,000	2,500,707
Securities available for sale	10,283,308	20,806,822
Investment in subsidiary	76,029,434	70,618,628
Note receivable from ESOP	3,770,338	4,140,460
Other assets	627,860	813,360

Total assets	$93,854,055	$99,465,145

Accrued employee benefit costs	$302,504	$516,623
Other accrued expenses and liabilities	634,883	248,259
Total stockholders’ equity	92,916,668	98,700,263

Total liabilities and stockholders’ equity	$93,854,055	$99,465,145

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF INCOME
Years ending December 31, 2005, 2004 and 2003

	2005	2004	2003
Net interest income	$866,011	$123,037	$—
Loss on sale of securities	(80,012)	—	—
Equity in net income of subsidiary	4,690,114	3,207,544	4,317,234
Dividends from subsidiary	—	—	100,000

Total income	5,476,113	3,330,581	4,417,234

Compensation and benefits	473,138	44,810	—
Outside services	265,693	76,374	—
Other	48,447	17,563	—

Total expense	787,278	138,747	—

Net income	$4,688,835	$3,191,834	$4,417,234

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 19 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Continued)
ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ending December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flow from operating activities
Net income	$4,688,835	$3,191,834	$4,417,234
Adjustments:
Loss on sale of securities	80,012	—	—
Net change in other assets	234,956	(766,028)	—
Net change in other liabilities	(241,618)	764,882	—
Share-based compensation expense	398,455	—	—
Equity in undistributed earnings of subsidiary	(4,690,114)	(3,207,544)	(4,317,234)

Net cash from operating activities	470,526	(16,856)	100,000

Cash flow from investing activities
Purchase of securities	(9,000,000)	(20,931,382)	—
Proceeds from maturities and repayments of securities available for sale	9,840,380	—	—
Proceeds from sale of securities available for sale	9,472,976	—	—
Payments received on ESOP loan	370,122	514,740	—
Net change in other interest-bearing deposits at subsidiary and other financial institutions	700,707	(2,500,707)	—
Capital contribution to subsidiary	—	(28,195,000)	—

Net cash from investing activities	11,384,185	(51,112,349)	—

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	—	51,664,373	—
Treasury stock purchased	(9,602,914)	—	—
Dividends paid	(1,493,850)	—	(50,000)

Net cash from financing activities	(11,096,764)	51,664,373	(50,000)

Net change in cash and cash equivalents	757,947	535,168	50,000

Cash and cash equivalents at beginning of period	585,168	50,000	—

Cash and cash equivalents at end of period	$1,343,115	$585,168	$50,000

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net		Earnings per Share
	Income	Income	Income		Basic		Diluted
2005
First quarter	$8,443,000	$4,965,000	$782,000		$.06		$.06
Second quarter	9,219,000	5,097,000	903,000		.06	(4)	.06	(4)
Third quarter	9,407,000	4,823,000	1,915,000	(1)	.14		.14
Fourth quarter	10,185,000	5,211,000	1,089,000		.08		.07

2004
First quarter	$7,540,000	$4,729,000	$341,000	(2)	.03		.03
Second quarter	7,670,000	4,865,000	1,354,000		.15		.15
Third quarter	8,096,000	5,011,000	1,004,000		.11		.11
Fourth quarter	8,466,000	5,251,000	493,000	(3)	.03		.03

(1)	The third quarter of 2005 includes the tax benefit of the elimination of a tax-related contingent liability of $895,000 as discussed in Note 13

(2)	The first quarter of 2004 was significantly impacted by an increased provision for loan losses related to one loan relationship as discussed in Note 3.

(3)	The fourth quarter of 2004 was significantly impacted by increased compensation expense associated with the ESOP of $624,262 or $412,013 net of tax as discussed in Note 11. The ESOP was formed in connection with the execution of the minority stock offering on October 4, 2004 with an effective date of January 1, 2004.

(4)	The second quarter 2005 basic and diluted earnings per share were both previously reported as $.07. They have both been restated to $.06 due to rounding differences.

(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
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
     (b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule
13a-15(f)) that occurred during the year ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

Part III
Item 10. Directors and Executive Officers of the Registrant.
     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 11. Executive Compensation.
     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions.
     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
     Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
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

Exhibits

3.1	Charter of Atlantic Coast Federal Corporation*
3.2	Bylaws of Atlantic Coast Federal Corporation*
4	Form of Common Stock Certificate of Atlantic Coast Federal Corporation*
10.1	Employee Stock Ownership Plan*
10.2	Employment Agreement with Robert J. Larison, Jr.**
10.3	Supplemental Executive Retirement Agreement with Robert J. Larison, Jr. *
10.4	Supplemental Executive Retirement Plan*
10.5	Director Retirement Plan*
10.6	Director Fee Deferral Plan*
10.7	Atlantic Coast Federal Corporation 2005 Stock Option Plan ***
10.8	Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan***
21	Subsidiaries of Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on March 25, 2004 (Registration No. 333-113923).

**	Incorporated by reference to the registrant’s Form 8-K-Current Report, originally filed with the Securities and Exchange Commission on February 8, 2006.

***	Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2005 (Registration No. 333-126861).

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
Date: March 30, 2006	By:	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr.
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ Robert J. Larison, Jr.	By:	/s/ Jon C. Parker, Sr.

	Robert J. Larison, Jr.		Jon C. Parker, Sr.
	Chief Executive Officer and Director		Vice President, Chief Financial Officer and Director

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ Thomas F.Beeckler	By:	/s/ Frederick D. Franklin, Jr.

	Thomas F.Beeckler		Frederick D. Franklin, Jr.
	Director		Director

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ Charles E. Martin, Jr.	By:	/s/ W. Eric Palmer

	Charles E. Martin, Jr.		W. Eric Palmer
	Director		Director

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ Robert J. Smith	By:	/s/ Forrest W. Sweat, Jr.

	Robert J. Smith		Forrest W. Sweat, Jr.
	Director		Director

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ H. Dennis Woods

H. Dennis Woods
Director

Date: March 30, 2006