Form 10-Q
period 2006-03-31
ATLANTIC COAST FEDERAL CORP
filed 2006-05-15
CIK 1284077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-50962
ATLANTIC COAST FEDERAL CORPORATION
(Exact name of registrant as specified in its charter)

FEDERAL
(State or other jurisdiction of	59-3764686
incorporation or organization)	(I.R.S. Employer Identification Number)

505 Haines Avenue
Waycross, Georgia	31501
(Address of principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 342-2824
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at May 5, 2006
Common Stock, $0.01 Par Value	14,143,850

ATLANTIC COAST FEDERAL CORPORATION
Form 10-Q Quarterly Report

PART I
ITEM 1- FINANCIAL STATEMENTS
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 (unaudited) and December 31, 2005

	2006	2005
ASSETS
Cash and due from financial institutions	$12,644,279	$22,041,346
Short-term interest bearing deposits	34,940,317	15,917,657

Total cash and cash equivalents	47,584,596	37,959,003
Other interest bearing deposits in other financial institutions	1,800,000	1,800,000
Securities available for sale	69,061,342	71,964,998
Real estate mortgages held for sale	55,000	99,853
Loans, net of allowance for loan losses of $4,507,750 at March 31, 2006 and $4,586,736 at December 31, 2005	599,294,769	580,440,609
Federal Home Loan Bank stock	7,302,300	7,074,400
Accrued interest receivable	3,004,071	2,722,398
Land, premises and equipment	14,709,108	14,485,195
Bank owned life insurance	20,730,181	20,526,254
Other real estate owned	132,162	310,000
Goodwill	2,661,190	2,661,190
Other assets	4,184,504	3,804,603

Total assets	$770,519,223	$743,848,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$41,584,402	$38,454,438
Interest-bearing demand	68,537,562	79,738,995
Savings and money market	117,061,274	100,259,277
Time	302,930,047	297,868,790

Total deposits	530,113,285	516,321,500
Securities sold under agreements to repurchase	12,000,000	—
Federal Home Loan Bank advances	129,000,000	129,000,000
Accrued expenses and other liabilities	5,367,429	5,610,335

Total liabilities	676,480,714	650,931,835

Commitments and contingencies	—	—

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	—	—
Common stock: $0.01 par value; 18,000,000 shares authorized; shares issued: 14,805,969 at March 31, 2006 and at December 31, 2005; shares outstanding: 14,141,350 at March 31, 2006 and at December 31, 2005	148,060	148,060
Additional paid in capital	57,149,959	56,876,105
Unearned employee stock ownership plan(ESOP) shares of 360,778 at March 31, 2006 and 372,416 at December 31, 2005	(3,607,780)	(3,724,160)
Retained earnings	49,842,062	49,193,384
Accumulated other comprehensive income (loss)	109,122	26,193
Treasury stock, at cost, 664,619 shares at March 31, 2006 and at December 31, 2005	(9,602,914)	(9,602,914)

Total stockholders’ equity	94,038,509	92,916,668

Total liabilities and stockholders’ equity	$770,519,223	$743,848,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months
	Ended March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$9,407,213	$7,842,180
Securities and interest-bearing deposits in other financial institutions	1,107,665	528,141
Securities purchased under agreements to resell	—	72,411

Total interest and dividend income	10,514,878	8,442,732

Interest expense
Deposits	3,851,923	2,425,251
Federal Home Loan Bank advances	1,326,949	1,052,350
Securities sold under agreements to repurchase	57,380	—

Total interest expense	5,236,252	3,477,601

Net interest income	5,278,626	4,965,131

Provision for loan losses	76,380	523,240

Net interest income after provision for loan losses	5,202,246	4,441,891

Noninterest income
Service charges and fees	1,341,763	895,733
Net loss on available for sale securities	(176,653)	—
Gain on sale of real estate mortgages held for sale	3,124	11,399
Gain on sale of foreclosed assets	2,961	852
Commission income	81,147	99,244
Interchange fees	195,414	180,442
Bank owned life insurance earnings	203,927	50,952
Other	(13,451)	48,014

	1,638,232	1,286,636

Noninterest expense
Compensation and benefits	2,627,017	2,231,464
Occupancy and equipment	507,724	373,612
Data processing	365,423	249,073
Advertising	215,830	106,709
Outside professional services	493,200	605,218
Interchange charges	166,469	147,049
Collection expense and repossessed asset losses	82,673	79,344
Telephone	122,894	116,365
Other	652,632	598,118

	5,233,862	4,506,952

Income before income tax expense	1,606,616	1,221,575

Income tax expense	499,680	439,183

Net income	$1,106,936	$782,392

Earnings per common share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Dividends declared per common share	$0.09	$0.05
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
For the three months ended March 31, 2006
Balance at January 1, 2006	$148,060	$56,876,105	$(3,724,160)	$49,193,384	$26,193	$(9,602,914)	$92,916,668
ESOP shares earned, 11,638 shares		53,066	116,380				169,446
Management restricted stock expense		145,241					145,241
Stock options expense		75,547					75,547
Dividends declared ( $.09 per share)				(458,258)			(458,258)
Comprehensive income:
Net income				1,106,936			1,106,936
Other comprehensive income(loss)					82,929		82,929

Total comprehensive income							1,189,865

Balance at March 31, 2006 (unaudited)	$148,060	$57,149,959	$(3,607,780)	$49,842,062	$109,122	$(9,602,914)	$94,038,509

For the three months ended March 31, 2005
Balance at January 1, 2005	$145,475	$56,332,850	$(4,189,680)	$46,412,522	$(904)	$—	$98,700,263
ESOP shares earned, 11,638 shares		36,457	116,380				152,837
Dividend declared ($.05 per share)				(290,950)			(290,950)
Comprehensive income:
Net income				782,392			782,392
Other comprehensive income(loss)					174,104		174,104

Total comprehensive income							956,496

Balance at March 31, 2005 (unaudited)	$145,475	$56,369,307	($4,073,300)	$46,903,964	$173,200	$—	$99,518,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$1,106,936	$782,392
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	76,380	523,240
Net loss on available for sale securities	176,653	—
Gain on sale of real estate mortgages held for sale	(3,124)	(11,399)
Loans originated for sale	(235,000)	(1,936,921)
Proceeds from loan sales	282,977	1,259,774
Gain on sale of other real estate owned	(2,961)	(852)
Loss on disposal of equipment	30,297	—
ESOP compensation expense	169,446	152,837
Share-based compensation expense	220,788	—
Net depreciation and amortization	487,407	434,232
Net change in accrued interest receivable	(281,673)	(208,412)
Increase in bank owned life insurance	(203,927)	(50,951)
Net change in other assets	(156,130)	75,404
Net change in accrued expenses and other liabilities	(287,041)	350,672

Net cash from operating activites	1,381,028	1,370,016

Cash flows from investing activities
Net change in securities purchased under agreements to resell	—	11,800,000
Proceeds from maturities and payments of securites available for sale	4,605,571	10,948,755
Proceeds from the sales of securities available for sale	—	—
Purchase of securities available for sale	(2,059,437)	(8,000,000)
Loans purchased	(7,782,005)	(17,499,749)
Net change in loans	(11,420,604)	(13,465,317)
Expenditures on premises and equipment	(525,603)	(1,167,688)
Proceeds from the sale of other real estate owned	276,879	157,546
Purchase of FHLB stock	(227,900)	(663,000)
Purchase of bank owned life insurance	—	(10,000,000)
Net change in other investments	—	900,000

Net cash from investing activities	(17,133,099)	(26,989,453)
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months
	Ended March 31,
	2006	2005
Cash flows from financing activities
Net increase in deposits	$13,791,785	$25,759,617
FHLB advances	—	10,000,000
Net change in securities sold under agreements to repurchase	12,000,000	—
Repayment of FHLB advances	—	(657,144)
Dividends paid	(414,123)	—

Net cash from financing activities	25,377,662	35,102,473

Net change in cash and cash equivalents	9,625,591	9,483,036

Cash and equivalents beginning of period	37,959,003	25,707,885

Cash and equivalents at end of period	$47,584,594	$35,190,921

Supplemental information:
Interest paid	$5,160,967	$3,407,687
Income taxes paid	765,000	—

Supplemental noncash disclosures:
Loans transferred to other real estate	$96,080	$523,959
Other real estate exchanged for loans	—	290,950
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Atlantic Coast Federal Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Federal (the “Bank”). Also included in the unaudited consolidated statements is Atlantic Coast Holdings, Inc. (“Holdings”) a wholly owned subsidiary of the Bank, which manages and invests in certain securities, and owns 100% of the common stock and 85% of the Preferred Stock of Coastal Properties, Inc., a real estate investment trust (the “REIT”). All significant inter-company balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The 2005 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Form 10-K, should be read in conjunction with these statements.
Some items in the prior year Form 10-Q were reclassified to conform to the current presentation.
NOTE 2. USE OF ESTIMATES
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
NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards (SFAS) No. 123, Revised, requires all public companies to record compensation cost for stock or stock options awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. This SFAS was to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) has announced that they will allow public companies to delay adoption until the first interim period of 2006. The Company elected to early adopt SFAS No. 123, Revised as of July 1, 2005, to account for awards made during the quarter then ended. The Company’s stockholders approved a stock option plan and a stock award plan for recognition and retention of key employees and directors at the stockholders’ annual meeting on May 27, 2005. Initial awards under the 2005 Recognition and Retention Plan (the “Recognition Plan”) were made on July 1, 2005 and initial awards under our 2005 Stock Option Plan (the “Stock Option Plan”) were made on July 28, 2005.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)
The Financial Accounting Standards Board (FASB) has issued FASB Staff Position (FSP) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115,”Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The guidance in this FSP also nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. The guidance in FSP 115-1 and 124-1 is required to be applied to reporting periods beginning after December 15, 2005. Considering the latest guidance in FSP 115-1 and 124-1, management believes the Company’s current accounting for investment securities is appropriate for evaluating and accounting for any impairment of its investment security portfolio.
NOTE 4. AVAILABLE FOR SALE SECURITIES
For purposes of managing the net interest margin, the Company identified certain available for sale securities with an approximate carrying value of $15.8 million at March 31, 2006, for disposal during the second quarter of 2006. The securities, which are FHLB debt securities, have an original purchase cost of $16.0 million and a weighted average yield of 3.84%. Due to the planned sale of the securities, the $177,000 difference between the original acquired cost and the market value at March 31, 2006, was deemed to be an other-than-temporary loss and, accordingly, was charged to earnings as a net loss on securities available for sale for the three months ended March 31, 2006.
The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income(loss) after reflecting the impairment loss as of March 31, 2006, and as of December 31, 2005 were as follows:

		Gross	Gross
		Unrealized	Unrealized
	Fair Value	Gains	Losses
March 31, 2006
Government-sponsored enterprises	$31,924,591	$—	$(245,225)
State and municipal	3,995,100	2,700	(30,305)
Mortgage-backed	33,141,651	485	(529,664)

	$69,061,342	$3,185	$(805,194)

December 31, 2005
Government-sponsored enterprises	$32,078,971	$405	$(262,687)
State and municipal	5,361,261	551	(39,479)
Mortgage-backed	34,524,766	30,570	(390,525)

	$71,964,998	$31,526	$(692,691)

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
NOTE 4. AVAILABLE FOR SALE SECURITIES (Continued)
investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses of $805,194 and $692,691 at March 31, 2006 and December 31, 2005, are largely due to the current interest rate environment, relative to the interest rate of the securities, and as the security approaches maturity the fair value will return to par.
NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $13,120,000 at March 31, 2006. The Company had no such agreements as of December 31, 2005.
Securities sold under agreements to repurchase are financing arrangements that mature in February 2011, or, beginning in February 2007, may be terminated by the lender each following quarter. At maturity or termination, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase as of, and for the three months ended March 31, 2006 is summarized as follows:

Average daily balance	$5,034,000
Average interest rate	4.53%
Maximum month-end balance	$12,000,000
Weighted average interest rate at period end	4.53%
The interest rate remains fixed at 4.53% until February 2007, at which time it converts to a floating rate of 8.50% minus 3-month LIBOR up to a maximum rate of 5.75%.
NOTE 6. DIVIDENDS
During the first quarter of 2006, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.09 per share. The dividend is payable on May 1, 2006 for stockholders of record on April 14, 2006. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 61.7% of the Company’s total outstanding stock has informed the Company that it will waive receipt of the first quarter dividend on their owned shares.
Total dividends charged to retained earnings for the three months ended March 31, 2006 was $458,258.
NOTE 7. EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2006 and 2005, is as follows:

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
NOTE 7. EARNINGS PER COMMON SHARE (Continued)

	2006	2005
Basic
Net income	$1,106,936	$782,392

Weighted average common shares outstanding	14,141,350	14,547,500
Less: Average unallocated ESOP shares	(372,416)	(418,968)
Average unvested restricted stock awards	(258,469)	—

Average Shares	13,510,465	14,128,532

Basic earnings per common share	$0.08	$0.06

Diluted
Net Income	$1,106,936	$782,392

Weighted average common shares outstanding per common share	13,510,465	14,128,532
Add: Dilutive effects of full vesting of stock awards	69,686	—

Average shares and dilutive potential common shares	13,580,151	14,128,532

Diluted earnings per common share	$0.08	$0.06

Stock options for 534,400 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2006. There were no potentially dilutive securities for the three months ended March 31, 2005.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
NOTE 8. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) components and related taxes for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Unrealized holding gains and (losses) on securities available for sale	$(317,496)	$(178,619)
Less reclassification adjustments for (gains) losses recognized in income	176,653	—

Net unrealized gains and (losses)	(140,843)	(178,619)
Tax effect	50,719	67,875

Net-of-tax amount	(90,124)	(110,744)

Change in fair value of derivatives used for cash flow hedges	279,118	459,433
Tax effect	(106,065)	(174,585)

Net-of-tax amount	173,053	284,848

Other comprehensive income (loss)	$82,929	$174,104

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
     We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The provision for loan loss expense was $76,000 for the three months ended March 31, 2006, and $523,000 for the same period in 2005. This decrease was due to the recording of a $400,000 specific reserve in the first quarter of 2005 on one impaired loan relationship; there were no significant changes to specific reserves in the first quarter of 2006.
     Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(90,000) and $(111,000) for the three months ended March 31, 2006 and 2005, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.
     Atlantic Coast Federal Corporation assesses the carrying value of intangible assets and goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of Atlantic Coast Federal Corporation’s community banking segment, which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation’s goodwill totaled $2.7 million as of March 31, 2006; therefore, if Atlantic Coast Federal Corporation’s goodwill was determined to be impaired, Atlantic Coast Federal Corporation’s financial results could be materially impacted.
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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005
     General. Our balance sheet growth for the period ended March 31, 2006 as compared to December 31, 2005 indicates an annualized growth rate of approximately 14%. However, loan and deposit growth has continued to slow compared to recent previous quarters, with excess liquidity from borrowings being invested in shorter term interest-bearing assets.
     Following is a summarized comparative balance sheet as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,	Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$47,585	$37,959	$9,626	25.4%
Other interest bearing investments	1,800	1,800	—	0.0%
Securitites available for sale	69,061	71,965	(2,904)	-4.0%
Loans	603,803	585,028	18,775	3.2%
Allowance for loan losses	(4,508)	(4,587)	79	-1.7%

Loans, net	599,295	580,441	18,854	3.2%
Loans held for sale	55	100	(45)	-45.0%
Other assets	52,723	51,584	1,139	2.2%

Total assets	$770,519	$743,849	$26,670	3.6%

Liabilities and Stockholders’ equity
Deposits
Non-interest bearing	$41,584	$38,454	$3,130	8.1%
Interest bearing transaction accounts	68,538	79,739	(11,201)	-14.0%
Savings and money-market	117,061	100,260	16,801	16.8%
Time	302,930	297,869	5,061	1.7%

Total deposits	530,113	516,322	13,791	2.7%
Securities sold under agreements to repurchase	12,000	—	12,000	100.0%
Federal Home Loan Bank advances	129,000	129,000	—	0.0%
Accrued expenses and other liabilities	5,367	5,610	(243)	-4.3%

Total liabilities	676,480	650,932	25,548	3.9%
Stockholders’ equity	94,039	92,917	1,122	1.2%

Total liabilities and stockholders’ equity	$770,519	$743,849	$26,670	3.6%

     Cash and cash equivalents. Cash and cash equivalents are comprised principally of interest-earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy. Approximately $12.0 million of the balance held at March 31, 2006, represents funds obtained from securities sold under agreements to repurchase during the first quarter, the purpose of which is to fund loans planned or committed to in the second quarter of 2006.
     Securities available for sale. Securities available for sale is comprised principally of debt securities of U.S. Government-sponsored organizations that issue mortgages, or mortgage-backed securities. In the near-term we expect the composition of our investment in securities available for sale to continue to be heavily weighted in mortgage-backed securities or the debt of government-sponsored organizations that issue mortgages. The decrease in securities available for sale from December 31, 2005 to March 31, 2006 was due to principal payments and maturities of the investments.
     Loans. Following is a comparative composition of net loans as of March 31, 2006 and December 31, 2005:

	As of		As of
	March	% of total	December	% of total	Increase(decrease)
	31, 2006	loans	31, 2005	loans	Dollars	Percentage
	(Dollars In Thousands)
Commercial non-mortgage	$9,690	1.6%	$8,430	1.5%	$1,260	14.9%
Commercial real estate and multifamily	69,363	11.6%	66,726	11.5%	2,637	4.0%
Construction loans	37,081	6.2%	26,820	4.6%	10,261	38.3%
One- to four- family residential mortgages	326,103	54.3%	324,681	55.9%	1,422	0.4%
Consumer and other loans
Automobile	29,272	4.9%	31,133	5.4%	(1,861)	-6.0%
Unsecured	17,519	2.9%	18,188	3.1%	(669)	-3.7%
Home equity	84,193	14.0%	79,016	13.6%	5,177	6.6%
Land	12,619	2.1%	12,650	2.2%	(31)	-0.2%
Other	14,231	2.4%	13,525	2.3%	706	5.2%

Total loans	600,071		581,169		18,902	3.3%
Allowance for loan losses	(4,508)	-0.8%	(4,587)	-0.8%	79	-1.7%
Net deferred loan (fees) costs	3,185	0.5%	3,164	0.5%	21	0.7%
Premiums on purchased loans	547	0.1%	695	0.1%	(148)	-21.3%

Loans, net	$599,295		$580,441		$18,854	3.2%

     The composition of our net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 68% of our loans invested in those types of loans at March 31, 2006, and 70% at

December 31, 2005. The modest growth during the first quarter of 2006 in our largest loan category, one-to four-family residential mortgages, reflects a change made in the second half of 2005 to reduce our emphasis on this category of loans due to the ongoing flat yield curve, which continued to hold interest rates on longer-term loans low relative to our cost of funds. Until rates on longer-term loans demonstrate more attractive yields relative to our cost of funds, we intend to maintain our current level of this category of loans. During the first quarter of 2006, this objective was achieved by purchasing $7.8 million of variable-rate one- to four-family residential loans, along with our normal retail loan originations. Depending on liquidity, earning needs, and the availability of high quality loans, we expect to continue to purchase adjustable rate one- to four-family residential mortgage loans to supplement our internal loan originations and maintain at least our current level of growth.
     Our loan growth during the three months ended March 31, 2006, was primarily achieved with home equity lending and construction loans, primarily for the construction of one- to four-family residential properties. Interest terms for both loan types are generally indexed to the current prime rate and, as such, have more favorable interest margins relative to our cost of funds. The majority of the construction loan balances at March 31, 2006 and December 31, 2005 are comprised of loans acquired from mortgage brokers under arrangements requiring that at the completion of construction the Company will sell the loan back to the mortgage broker at par, or the balance will be paid off with permanent financing from a third party lender. Given the current interest rate environment the Company expects to continue in the near term to focus its lending efforts on home equity lending products and financing the construction of one- to four-family residences.

     Allowance for loan losses. Our allowance for loan losses was .76% and .78% of total loans outstanding at March 31, 2006 and December 31, 2005. Allowance for loan losses activity for the three months ended March 31, 2006 and 2005 was as follows:

	2006	2005
	(In Thousands)
Beginning balance	$4,587	$3,956
Loans charged-off	(373)	(348)
Recoveries	218	218

Net charge-offs	(155)	(130)

Provision for loan losses	76	523

Ending balance	$4,508	$4,349

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $3.1 million and $2.6 million at March 31, 2006, and December 31, 2005, respectively, and total impaired loans were approximately $4.5 million at both March 31, 2006, and December 31, 2005. The increase in non-performing loans was the result of classifying an individual commercial real estate loan of $900,000 as non-performing at March 31, 2006, that had been considered performing at December 31, 2005, an increase in other non-performing, non-homogeneous loans of $200,000, and the return to performing status of $600,000 of small balance homogeneous loans. The individual commercial real estate loan, which was considered impaired at both dates, had a specific reserve allocated of $100,000 at March 31, 2006 and December 31, 2005. The total allowance allocated for impaired loans was approximately $1.0 million at both March 31, 2006 and December 31, 2005. As of March 31, 2006, and December 31, 2005, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of March 31, 2006, and December 31, 2005. Non-performing loans, excluding small balance homogeneous loans, were $2.3 million and $1.2 million at March 31, 2006 and December 31, 2005, respectively, and, all such non-performing loans were also reported as impaired loans. See “Comparision of Results of Operation for the Three Months Ended March 31, 2006 and 2005-Provision for loan losses”, for a discussion regarding the decrease in provision for loan losses in the first quarter of 2006 as compared to the same quarter in 2005.
     Other consumer loans include a non-performing loan representing a pool of leases we purchased in 2001 with a balance of approximately $782,000 as of March 31, 2006. We have $150,000 of our allowance for loan losses allocated for this loan. Collection of the total amount owed on the leases from the surety who had provided payment performance bonds for the leases, continues to be vigorously pursued in court under the terms of the bonds. The balance due is approximately $1.7 million (representing the balance outstanding prior to the charge-offs being taken). Total legal fees incurred on this matter for the three months ended March 31, 2006 and 2005 were $61,000 and $104,000, respectively. Collection of any amount, including the $632,000 net amount included in our consolidated financial statements at March 31, 2006, or the gross amount of $1.7 million, cannot be assured. We believe there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $632,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.

     Deposits. Savings and money market deposit account balances grew in the first quarter of 2006, as the Bank increased its interest rates on its money market products during the quarter to meet the rate of competitors in its markets. The increased rates, which are tiered so that the highest rates are only paid on deposits of $50,000 or more, resulted in approximately $7.0 million of new deposit account balances. Approximately $9.0 million, or 82% of the decline in interest-bearing transaction account balances was transferred to money market accounts. Growth in time deposits as of March 31, 2006, as compared to the end of 2005, was moderate, following our general deposit rate increases occurring during 2006 that have tracked rates in our market following the Federal Reserve Bank interest changes. We expect future deposit growth as we expand our products and services in new and existing markets particularly in core deposits, and we also anticipate we will continue to purchase brokered deposits to meet liquidity demands.
     Securities sold under agreements to repurchase. Historically, the Company has only utilized advances from the Federal Home Loan Bank of Atlanta (“FHLB”) as an alternative to deposits for funding its lending and investment activities. While we expect FHLB advances to continue to be a significant source of funds in the future, the Company also initiated its first financing arrangement involving the sale of securities under an agreement to repurchase during the first quarter of 2006 to take advantage of favorable interest rates relative to deposits with comparable maturities.
     Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $13.1 million at March 31, 2006 and mature in February 2011, or, beginning in February 2007, may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. At the date of the transaction, the interest rate was fixed at 4.53% until February 2007, at which time it converts to a floating rate of 8.50% minus 3-month LIBOR up to a maximum rate of 5.75%.
     Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.
     Stockholders’ equity. Activity in the Company’s stockholders’ equity for the three months ended March 31, 2006 was as follows (in thousands):

Balance at December 31, 2005	$92,917

Increases to stockholders’ equity:

Net income for the three months ended March 31, 2006	1,107
Net other comprehensive income	83
ESOP shares allocated to employees	169
Management restricted stock earned under Recognition Plan	145
Stock options earned under Stock Option Plan	76

Total increases to stockholders’ equity	1,580

Decreases to stockholders’ equity:

Dividends	(458)
Treasury stock purchased at cost	—

Total decreases to stockholders’ equity	(458)

Balance at March 31, 2006	$94,039

     Net other comprehensive income for the three months ending March 31, 2006 resulted from an increase in unrealized gains on interest rate swaps of $173,000, offset by additional unrealized losses on AFS securities of $90,000, net of taxes. The interest rate swaps have been designated as cash flow hedges of certain FHLB advances, and were determined to be fully effective during the first three months of 2006. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The unrealized losses on AFS securities are due to changes in interest rates, and we consider their decline in value below their cost to be temporary. Going forward, we expect changes in interest rates to continue to cause swings in unrealized gains and losses from our interest rate swaps and AFS securities.
     Management restricted stock earned under the Recognition Plan and stock options earned under the Stock Option Plan reflects the recognition of compensation expense under SFAS No.123 Revised. The Company early adopted SFAS No. 123 Revised during the third quarter of 2005 to account for its share based compensation plans. Under this new accounting standard, the cost of awards granted under the Recognition Plan and the Stock Option Plan in the third and fourth quarter of 2005, are being amortized over the vesting period of five years, which began on the grant dates.
     On March 31, 2006, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.09 per share. The dividend is payable on May 1, 2006 for stockholders’ of record on April 14, 2006. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 61.7% of the Company’s total outstanding stock has informed the Company that it will waive receipt of the first quarter dividend on their owned shares. Accordingly, stockholders’ equity for the three months ending March 31, 2006, was reduced $458,258 for the declared dividend. We expect the MHC to waive receipt of payment on future dividends for its owned shares.
     During the three months ended March 31, 2006, the Company did not repurchase any stock under the stock repurchase plan that began in early November 2005. Under that plan the Company is permitted to purchase, over a 12-month period, up to 10%, or 579,520 shares of its outstanding common stock. As of March 31, 2006, approximately 200,000 shares of common stock remained to be repurchased under this plan although no assurances can be made about the number of shares, if any, that will actually be purchased, or the price that will be paid for such shares.
     The equity to assets ratio decreased to 12.20% at March 31, 2006, from 12.49% at December 31, 2005. The decrease was primarily due to the rate of asset growth through March 31, 2006. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 14.62%, Tier 1 capital to risk-weighted assets was 13.83%, and Tier 1 capital to total adjusted total assets was 9.79% at March 31, 2006. These ratios as of December 31, 2005 were 15.90%, 15.00% and 10.00%, respectively.
Comparison of Results of Operation for the Three Months Ended March 31, 2006 and 2005.
     General. Our net income for the three months ended March 31, 2006, was $1.1 million, which was $325,000 more than for the same period in 2005, primarily due to reduced provision for loan losses of $447,000 on the basis of improved credit quality. Net interest income increased 6.3%, or $314,000 in the first quarter of 2006 compared to the same quarter in 2005, as growth in interest earning assets, combined with an increase in the interest yield on such assets, offset the rising cost of deposits. Non-interest income for the first quarter of 2006 grew by 27.4% to $1.6 million as compared to $1.3 million for the same quarter in 2005, due to increased service charges and fees. The increase in non-interest income was offset by increased non-interest expense which grew $727,000, or 16.1%, to $5.2 million for the three months ended March 31, 2006, from $4.5 million for the same period in 2005 due to increased compensation and benefit costs and other operating costs.

     Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended March 31, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2006			2005
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$590,299	$9,407	6.37%	$531,441	$7,842	5.90%
Securites (2)	71,445	737	4.13%	52,479	345	2.63%
Other interest-earning assets (3)	31,754	371	4.67%	35,752	256	2.86%

Total interest-earning assets	693,498	10,515	6.07%	619,672	8,443	5.45%

Non-interest earning assets	57,911			33,993

Total assets	$751,409			$653,665

INTEREST-BEARING LIABILITIES
Savings deposits	$53,120	$53	0.40%	$66,760	$74	0.44%
Interest bearing demand accounts	75,433	459	2.43%	34,979	104	1.19%
Money market accounts	49,702	384	3.09%	57,241	338	2.36%
Time deposits	301,154	2,956	3.93%	251,059	1,910	3.04%
Federal Home Loan Bank advances	129,000	1,327	4.11%	101,874	1,052	4.13%
Securities sold under agreements to repurchase	5,034	57	4.53%	—	—	—

Total interest-bearing liabilities	613,443	5,236	3.41%	511,913	3,478	2.72%

Non-interest bearing liabilities	45,361			42,123

Total liabilities	658,804			554,036
Stockholders’ equity	92,605			99,629

Total liabilities and stockholders’ equity	$751,409			$653,665

Net interest income		$5,279			$4,965

Net interest spread			2.66%			2.73%

Net earning assets	$80,055			$107,759

Net interest margin (4)			3.04%			3.21%

Average interest-earning assets to average interest-bearing liabilities		113.05%			121.05%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

     Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended March 31, 2006 as compared to the same period in 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$909	$656	$1,565
Securites	152	240	392
Other interest-earning assets	(31)	146	115

Total interest-earning assets	1,030	1,042	2,072

INTEREST-BEARING LIABILITIES
Savings deposits	(14)	(7)	(21)
Interest bearing demand accounts	186	169	355
Money market accounts	(48)	94	46
Time deposits	426	620	1,046
Federal Home Loan Bank advances	279	(4)	275
Securities sold under agreements to repurchase	57	—	57

Total interest-bearing liabilities	886	872	1,758

Net interest income	$144	$170	$314

     Interest income. As shown in the table above the increase in interest income for the three months ended March 31, 2006, as compared to the same period in 2005, is attributed almost equally to growth in average outstanding interest-earning assets, and the rate of interest earned on those assets. Loans accounted for approximately 76% of the interest income growth, or $2.1 million for the quarter ended March 31, 2006, as compared to for the same quarter in 2005. While the majority of the increased interest income is a result of increased outstanding balances, the Company also increased its yield on average outstanding loan balances as a result of growth in prime interest rate-based loans. As discussed above in “Comparison of Financial Condition at March 31, 2006 and December 31, 2005-Loans,” the flat yield curve over the last 12 months led the Company to increase its emphasis on prime rate interest-based loans, such as home equity lending and construction loans and reduce our focus on growing one- to four-family loans that had interest rates which lagged increases in the interest rate environment. The average outstanding balances of home equity loans and construction loans for the three months ended March 31, 2006, as compared to the same period in 2005, accounted for approximately 55%, or $32.1 million of the total $59.0 million in average loan growth. During these same periods, the average prime rate increased 190 basis-points from 5.44% to 7.34%.
     Approximately 24% of the growth in interest income for the quarter ended March 31, 2006, as compared to the same quarter in 2005 is from investment securities and other interest-earning assets. Yields on these assets have tracked upward consistent with increases to short-term interest rates.

     We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is anticipated from deposit growth in existing markets and the opening of new branches in the second-half of 2006. Our interest income could be adversely impacted by continued low interest rates on longer term loans, such as one- to four-family residential loans and the availability of the type of interest earning-assets desired for investment by the Company.
     Interest expense. The increase in interest expense for the three months ended March 31, 2006, as compared to the same period in 2005, is primarily due to growth in average outstanding balances of interest-bearing deposit accounts, and the increases to interest rates paid on those accounts. During the period of time from the end of the first quarter of 2005, until the beginning of the first quarter of 2006, the Federal Reserve Board increased the target rate for Federal Funds borrowings by 200 basis points, from 2.75% to 4.75%. In general, this has led to comparable rate increases to interest-bearing deposit accounts in our market. In order to fund loan growth and maintain deposit market share, the Company has increased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances has remained relatively flat for the first quarter of 2006 as compared to the first quarter of 2005, as the average interest rate on new advances have been slightly lower than the average rate of the total outstanding FHLB advances. We expect interest rates on deposits will continue to increase over the near term as market rates for deposits increase.
     Net interest income. Net interest income increased during the three months ended March 31, 2006, as compared to the same period in 2005, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans has, in part, enabled the Company to increase the overall yield of the loan portfolio, in addition to strong growth in average outstanding balances. Our net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, declined 7 basis points for the first quarter of 2006 as compared to the same quarter in 2005. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets declined 17 basis points. The rate of decline in net interest spread and net interest margin has slowed considerably compared to the recent previous four quarters as shown below:

	Net Interest	Net Interest
Comparative Quarters	Spread	Margin
1st quarter-2006	2.66%	3.04%
2005	2.73%	3.21%

decline	0.07%	0.17%

4th quarter-2005	2.65%	3.06%
2004	2.80%	3.34%

decline	0.15%	0.28%

3rd quarter-2005	2.42%	2.86%
2004	3.12%	3.50%

decline	0.70%	0.64%

2nd quarter-2005	2.66%	3.11%
2004	3.48%	3.71%

decline	0.82%	0.60%

1st quarter-2005	2.73%	3.21%
2004	3.62%	3.87%

decline	0.89%	0.66%

     Our rapid loan growth during 2004, primarily in adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, recent increases in market interest rates have not generally, resulted in immediate increase in interest rate yields. Due to the fact that one- to four-family residential loans comprise over 50% of our total loan portfolio we do not expect our net interest spread or net interest margin to increase in the near term. However, we believe our recent growth in prime rate based loans, along with limited repricing of our hybrid ARM loans will allow us to us to keep pace with future increases to cost of funds and limit the compression to interest margins. Management does expect net interest income to continue to grow as the Company utilizes deposit growth to expand its business and continues to emphasize loan growth in home equity, construction and commercial loans.
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
     Based on management’s evaluation of these factors, provisions of $76,000 and $523,000 were made during the three months ended March 31, 2006 and 2005, respectively. Comparatively, the provision for loan losses in the first quarter of 2006, was reduced over same quarter in 2005, because a specific allowance of $400,000 was provided in the first quarter of 2005 for a single commercial real estate loan. This loan was paid off entirely in the third quarter of 2005 and the specific allowance allocation was reversed. There were no significant changes required for the specific allowance allocation in the first quarter of 2006.
     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2006, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

     Non-interest income. The components of non-interest income for the three months ended March 31, 2006 and 2005 were as follows:

			Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,342	$896	$446	49.8%
Net loss on available for sale securities	$(177)	—	(177)	-100.0%
Gain on sale of real estate mortgages held for sale	3	11	(8)	-72.7%
Gain on sale of foreclosed assets	3	1	2	200.0%
Commission income	81	99	(18)	-18.2%
Interchange fees	195	181	14	7.7%
Bank owned life insurance earnings	204	51	153	300.0%
Other	(13)	48	(61)	-127.1%

	$1,638	$1,287	$351	27.3%

     Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of increased ATM and check card overdraft fees which began in the third quarter of 2005. The implementation of overdraft fees for ATM and check card overdrafts was part of a several fee initiatives started in 2005, which focused on improving our discipline over service charge fees and collections. We expect moderate growth of service charges and fees in 2006 as compared to 2005 as most of the initiatives became fully effective in the third and fourth quarters of 2005. This growth will principally result from expanded products and services in existing markets and new branches opened in the second half of 2006.
     The net loss on available for sale securities for the three months ended March 31, 2006, is due to the recognition of an impairment loss on certain FHLB debt securities held at the end of the first quarter of 2006. The securities, which have an original purchase cost of $16.0 million and a weighted average yield of 3.84%, were identified for disposal during the second quarter in an effort to improve the Company’s net interest margin. The impairment loss is the difference between the original cost of the securities and their fair value as of March 31, 2006, and was recognized as an other-than-temporary loss due to the planned disposal. The Company intends to repurchase a like amount of securities during the second quarter. The securities expected to be purchased will have significantly higher interest yields, and the Company expects that the additional interest income resulting from the yield improvement of the new securities will exceed the impairment charge recorded during the first quarter of 2006.
     The growth in bank owned life insurance earnings for the three months ended March 31, 2006, as compared to the same period in 2005, was due to an increase in the average amount invested from $6.1 million in 2005 to $20.6 million in 2006.
     The loss of $13,000 in other non-interest income for the three months ended March 31, 2006 is due to a write-down of $30,000 on a former drive-thru location being marketed for sale.
     Non-interest expense. The components of non-interest expense for the three months ended March 31, 2006 and 2005 were as follows:

			Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,627	$2,231	$396	17.7%
Occupancy and equipment	508	374	134	35.8%
Data processing	365	249	116	46.6%
Advertising	216	107	109	101.9%
Outside professional services	493	605	(112)	-18.5%
Interchange charges	166	147	19	12.9%
Collection expense and repossessed asset losses	83	79	4	5.1%
Telephone	123	117	6	5.1%
Other	653	598	55	9.2%

	$5,234	$4,507	$727	16.1%

     Compensation and benefit expense for the three months ended March 31, 2006, as compared to the same period in 2005, increased $216,000 for the recognition of compensation expense for awards made under the Company’s share-based compensation plans during 2005. Normal annual merit increases for associates as well as increased salary expense related to the operation and management of our retail branch network added to compensation and benefit expense for the first quarter of 2006, as compared to the same period in 2005. Occupancy and equipment charges have increased for the three months ended March 31, 2006 as compared to the same quarter in 2005, due to higher real estate taxes and increased maintenance and additional lease expense associated with the Company’s Florida Regional Center, which we began occupying in latter part of the first quarter of 2005. The increased data processing costs for the three months ended March 31, 2006, as compared to the same period in 2005, is primarily due to increased software licensing costs for the Company’s operating system, which is priced according to asset size and number of users. Advertising expense increased for the quarter ended March 31, 2006 as compared to the same quarter in 2005, due to increased television and print media advertising for new deposit and loan products. Outside and professional services cost decreased for the three months ended March 31, 2006 as compared to the same period in 2005, as the Company incurred significant fees associated with Sarbanes-Oxley initiatives and tax planning initiatives not repeated in 2006.
     In general, we expect non-interest expense will increase in future periods as a result of continued growth and expansion and the costs associated with our operation as a public company. Specifically, we expect compensation expense will increase in future periods as the Company makes additional awards under the Recognition Plan and Stock Option Plan and new branches are put into operation in the second half of 2006.
     Income tax expense. Income tax expense increased to $500,000 for the three months ended March 31, 2006, from $439,000 for the same period in 2005. The increase is primarily due to an increase in income before income tax expense when comparing the two quarters. The effective income tax rate on income before income taxes for the three months ended March 31, 2006 was 31.1%, which is less than the rate of 36.0% for the same period 2005, primarily due to increased bank owned life insurance earnings of $153,000 that are not taxable for federal income tax purposes. We anticipate that income tax expense will continue to vary as income before income taxes varies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets.
     In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee (“Committee”).
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
     As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the company’s equity. This financial modeling tool is referred to as Economic Value of Equity (EVE). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five- year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. We believe the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest earning assets and interest-bearing liabilities within a meaningful time horizon.
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

     In evaluating Atlantic Coast Federal Corporation’s exposure to interest rate movements, certain shortcomings inherent in the EVE methodology must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages (ARM’s), have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in our EVE methodology. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Atlantic Coast Federal Corporation considers all of these factors in monitoring its exposure to interest rate risk.
     We believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal Corporation manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one- to four-family real estate loans. Also, to a limited degree, we have utilized interest rate swap agreements as a part of our asset/liability management strategy to reduce interest rate risk. As of March 31, 2006, the Company held interest rate swaps agreements classified as cash flow hedges of certain FHLB advances with notional amounts totaling $15.0 million. We have determined that the fair value of these interest rate swaps was approximately $981,000 as of March 31, 2006. The Company also had two interest rate swaps with a combined notional value of $10.0 million as of March 31, 2006, used to promote our asset/liability management strategy by mitigating the impact to our net interest margin of sudden and unplanned interest rate changes. These swaps, which do not qualify for hedge accounting, had an estimated value on March 31, 2006 of $(70,000). Finally, Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”) ) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     (b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION
FORM 10-Q
March 31, 2006
Part II — Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     None.
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

ATLANTIC COAST FEDERAL CORPORATION
FORM 10-Q
March 31, 2006
Part II — Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION (Registrant)
Date: May 15, 2006	/s/ Robert J. Larison, Jr
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: May 15, 2006	/s/ Jon C. Parker, Sr.
Jon C. Parker, Sr., Vice –President and
Chief Financial Officer