Form 10-K/A
period 2005-12-31
ATLANTIC COAST FEDERAL CORP
filed 2006-06-30
CIK 1284077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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
                                (Title of class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. YES        NO X
                                              -----      ---

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act. YES        NO X
                                                        -----    ---

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             -----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES         NO  X
                                     -----      ----

As of March 27, 2006, there were outstanding 14,141,350 shares of the Registrant's common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2005 was $62,558,855.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

--------------------------------------------------------------------------------

                                Explanatory Note

Atlantic Coast Federal Corporation ("the Company") is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to its Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006 (the "Original Form 10-K), for the purpose of correcting the amount reported as the aggregate market value of common stock outstanding held by non-affiliates on June 30, 2005. This correction does not change the Company's status as a Non-Accelerated Filer as determined on June 30, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ATLANTIC COAST FEDERAL CORPORATION

Date:  June 29, 2006        By:  /s/ Robert J. Larison, Jr.
                                 --------------------------
                                 Robert J. Larison, Jr.
                                 President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:/s/ Robert J. Larison, Jr.                By:/s/ Jon C. Parker, Sr.
   -------------------------                    ----------------------
   Robert J. Larison, Jr.                       Jon C. Parker, Sr.
   President, Chief Executive Officer           Vice-President, Chief Financial
   and Direction                                Officer and Direction

    Date: June 29, 2006                          Date: June 29, 2006

By:/s/ Thomas F. Beeckler                     By:/s/ Frederick D. Franklin, Jr.
   ----------------------                        ------------------------------
    Thomas F. Beeckler                           Frederick D. Franklin, Jr.
    Director                                     Director

    Date: June 29, 2006                          Date: June 29, 2006

By:/s/ Charles E. Martin, Jr.                 By:/s/ W. Eric Palmer
   --------------------------                    ------------------
   Charles E. Martin, Jr.                        W. Eric Palmer
   Director                                      Director

    Date: June 29, 2006                          Date: June 29, 2006

By:/s/ Robert J. Smith                        By:/s/ Forrest W. Sweat, Jr.
   -------------------                           -------------------------
   Robert J. Smith                               Forrest W. Sweat, Jr.
   Director                                      Director

    Date: June 29, 2006                          Date: June 29, 2006

By:/s/ H. Dennis Woods
   -------------------
    H. Dennis Woods
    Director

    Date: June 29, 2006