Form 10-Q
period 2006-06-30
ATLANTIC COAST FEDERAL CORP
filed 2006-08-14
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Registrant's telephone number, including area code (800) 342-2824

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at August 10, 2006
Common Stock, $0.01 Par Value	14,147,254

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

		Page Number
PART I.

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	32

PART II.

Item 1.	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

Form 10-Q	Signature Page	34

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO

PART I

ITEM 1- FINANCIAL STATEMENTS

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 (unaudited) and December 31, 2005

	2006	2005
ASSETS
Cash and due from financial institutions	$14,016,007	$22,041,346
Short-term interest bearing deposits	26,454,082	15,917,657
Total cash and cash equivalents	40,470,089	37,959,003
Other interest bearing deposits in other financial institutions	1,500,000	1,800,000
Securities available for sale	69,143,183	71,964,998
Real estate mortgages held for sale	1,154,818	99,853
Loans, net of allowance for loan losses of $4,619,231 at June 30, 2006 and $4,586,736 at December 31, 2005	613,838,324	580,440,609
Federal Home Loan Bank stock	6,822,700	7,074,400
Accrued interest receivable	2,936,135	2,722,398
Land, premises and equipment	15,247,032	14,485,195
Bank owned life insurance	20,940,768	20,526,254
Other real estate owned	320,325	310,000
Goodwill	2,661,190	2,661,190
Other assets	3,833,654	3,804,603

Total assets	$778,868,218	$743,848,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$46,631,022	$38,454,438
Interest-bearing demand	51,590,579	79,738,995
Savings and money market	129,158,989	100,259,277
Time	320,663,317	297,868,790
Total deposits	548,043,907	516,321,500
Securities sold under agreements to repurchase	12,000,000	-
Federal Home Loan Bank advances	119,000,000	129,000,000
Accrued expenses and other liabilities	4,734,130	5,610,335
Total liabilities	683,778,037	650,931,835

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized; shares issued: 14,813,469 at June 30, 2006 and 14,805,969 at December 31, 2005; shares outstanding: 14,148,850 at June 30, 2006 and 14,141,350 at December 31, 2005	148,135	148,060
Additional paid in capital	57,434,938	56,876,105
Unearned employee stock ownership plan (ESOP) shares of 349,140 at June 30, 2006 and 372,416 at December 31, 2005	(3,491,400)	(3,724,160)
Retained earnings	50,829,926	49,193,384
Accumulated other comprehensive income (loss)	(228,504)	26,193
Treasury stock, at cost, 664,619 shares at June 30, 2006 and at December 31, 2005	(9,602,914)	(9,602,914)
Total stockholders' equity	95,090,181	92,916,668

Total liabilities and stockholders' equity	$778,868,218	$743,848,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$9,995,282	$8,359,595	$19,402,494	$16,201,776
Securities and interest-bearing deposits in other financial institutions	1,160,630	859,808	2,268,295	1,387,946
Securities purchased under agreements to resell	-	-	-	72,411
Total interest and dividend income	11,155,912	9,219,403	21,670,789	17,662,133

Interest expense
Deposits	4,248,900	2,893,957	8,100,823	5,319,207
Federal Home Loan Bank advances	1,292,602	1,228,155	2,619,550	2,280,505
Securities sold under agreements to repurchase	137,187	-	194,566	-
Total interest expense	5,678,689	4,122,112	10,914,939	7,599,712

Net interest income	5,477,223	5,097,291	10,755,850	10,062,421

Provision for loan losses	204,059	577,048	280,439	1,100,289

Net interest income after provision for loan losses	5,273,164	4,520,243	10,475,411	8,962,132

Noninterest income
Service charges and fees	1,501,926	1,233,362	2,843,688	2,129,094
Net gain (loss) on available for sale securities	11,158	-	(165,495)	-
Gain on sale of real estate mortgages held for sale	12,782	53,235	15,906	64,634
Gain (loss) on sale of foreclosed assets	(4,162)	40,875	(1,201)	41,727
Commission income	67,763	102,996	148,911	202,240
Interchange fees	198,777	192,795	394,190	373,237
Bank owned life insurance earnings	210,587	153,090	414,514	204,040
Other	189,207	18,614	175,757	66,630
	2,188,038	1,794,967	3,826,270	3,081,602

Noninterest expense
Compensation and benefits	2,617,208	2,352,317	5,244,224	4,583,781
Occupancy and equipment	489,691	434,421	997,415	808,034
Data processing	440,162	292,411	805,586	541,484
Advertising	214,658	172,852	430,489	279,561
Outside professional services	456,522	643,167	949,723	1,248,385
Interchange charges	161,574	154,347	328,043	301,396
Collection expense and repossessed asset losses	80,686	83,464	163,359	162,808
Telephone	119,963	132,856	242,857	249,221
Other	674,200	711,260	1,326,832	1,309,374
	5,254,664	4,977,095	10,488,528	9,484,044

Income before income tax expense	2,206,538	1,338,115	3,813,153	2,559,690

Income tax expense	713,882	435,651	1,213,560	874,834

Net income	$1,492,656	$902,464	$2,599,593	$1,684,856

Earnings per common share:
Basic	$0.11	$0.06	$0.19	$0.12
Diluted	$0.11	$0.06	$0.19	$0.12

Dividends declared per common share	$0.10	$0.06	$0.19	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
For the six months ended June 30, 2006

Balance at January 1, 2006	$148,060	$56,876,105	$(3,724,160)	$49,193,384	$26,193	$(9,602,914)	$92,916,668

ESOP shares earned, 23,276 shares		112,653	232,760				345,413

Management restricted stock issued, 7,500 shares	75	(75)					-

Management restricted stock expense		294,239					294,239

Stock options expense		152,016					152,016

Dividends declared ( $.19 per share)				(963,051)			(963,051)

Comprehensive income:
Net income				2,599,593			2,599,593
Other comprehensive income(loss)					(254,697)		(254,697)
Total comprehensive income							2,344,896

Balance at June 30, 2006 (unaudited)	$148,135	$57,434,938	$(3,491,400)	$50,829,926	$(228,504)	$(9,602,914)	$95,090,181

For the six months ended June 30, 2005

Balance at January 1, 2005	$145,475	$56,332,850	$(4,189,680)	$46,412,522	$(904)	$-	$98,700,263

ESOP shares earned, 23,276 shares		55,661	232,760				288,421

Dividend declared ($.11 per share)				(1,117,714)			(1,117,714)

Comprehensive income:
Net income				1,684,856			1,684,856
Other comprehensive income(loss)					(17,411)		(17,411)
Total comprehensive income							1,667,445

Balance at June 30, 2005 (unaudited)	$145,475	$56,388,511	($3,956,920)	$46,979,664	($18,315)	$-	$99,538,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities
Net income	$2,599,593	$1,684,856
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	280,439	1,100,289
Net loss on available for sale securities	165,495	-
Gain on sale of real estate mortgages held for sale	(15,906)	(64,634)
Loans originated for sale	(2,248,398)	(5,607,503)
Proceeds from loan sales	1,209,339	5,666,379
Gain on sale of other real estate owned	1,201	(41,727)
Loss on disposal of equipment	30,297	-
ESOP compensation expense	345,413	288,421
Share-based compensation expense	446,255	-
Net depreciation and amortization	964,859	855,878
Net change in accrued interest receivable	(213,737)	(255,310)
Increase in cash surreneder value of bank owned life insurance	(414,514)	(204,041)
Net change in other assets	265,224	(293,264)
Net change in accrued expenses and other liabilities	(966,873)	728,719
Net cash from operating activites	2,448,687	3,858,063

Cash flows from investing activities
Net change in securities purchased under agreements to resell	-	11,800,000
Proceeds from maturities and payments of securites available for sale	8,873,150	16,834,841
Proceeds from the sales of securities available for sale	15,934,506	500,000
Purchase of securities available for sale	(22,767,549)	(29,685,798)
Loans purchased	(16,313,454)	(22,591,484)
Net change in loans	(18,098,910)	(12,149,246)
Expenditures on premises and equipment	(1,356,865)	(1,791,344)
Proceeds from the sale of other real estate owned	389,797	348,407
Net (purchase) redemption of FHLB stock	251,700	(1,113,000)
Purchase of bank owned life insurance	-	(10,000,000)
Net change in other investments	300,000	900,000
Net cash from investing activities	(32,787,625)	(46,947,624)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from financing activities
Net increase in deposits	$31,722,407	$49,885,043
FHLB advances	-	20,000,000
Net change in securities sold under agreements to repurchase	12,000,000	-
Repayment of FHLB advances	(10,000,000)	(657,143)
Dividends paid	(872,383)	(290,950)
Net cash from financing activities	32,850,024	68,936,950

Net change in cash and cash equivalents	2,511,086	25,847,389

Cash and equivalents beginning of period	37,959,003	25,707,885

Cash and equivalents at end of period	$40,470,089	$51,555,274

Supplemental information:
Interest paid	$10,778,826	$7,407,687
Income taxes paid	2,207,000	657,500

Supplemental noncash disclosures:
Loans transferred to other real estate	$401,323	$494,000
Other real estate exchanged for loans	-	826,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Atlantic Coast Federal Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Bank (the “Bank”), which was formerly known as Atlantic Coast Federal. The Company changed the name of the Bank on July 17, 2006 to better reflect the nature of the Bank’s operations. Also included in the unaudited consolidated statements is Atlantic Coast Holdings, Inc. (“Holdings”) a wholly owned subsidiary of the Bank, which manages and invests in certain securities, and owns 100% of the common stock and 85% of the Preferred Stock of Coastal Properties, Inc., a real estate investment trust (the “REIT”). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The 2005 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Form 10-K, should be read in conjunction with these statements.

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

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 123, Revised, requires all public companies to record compensation cost for stock or stock options awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. This SFAS was to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) announced that they would allow public companies to delay adoption until the first interim period of 2006. The Company elected to early adopt SFAS No. 123, Revised as of July 1, 2005, to account for awards made during the quarter then ended. The Company’s stockholders approved a stock option plan and a stock award plan for recognition and retention of key employees and directors at the stockholders’ annual meeting on May 27, 2005. Initial awards under the 2005 Recognition and Retention Plan (the “Recognition Plan”) were made on July 1, 2005 and initial awards under our 2005 Stock Option Plan (the “Stock Option Plan”) were made on July 28, 2005.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)

The Financial Accounting Standards Board (FASB) has issued FASB Staff Position (FSP) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The guidance in this FSP also nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The guidance in FSP 115-1 and 124-1 is required to be applied to reporting periods beginning after December 15, 2005. Considering the latest guidance in FSP 115-1 and 124-1, management believes the Company’s current accounting for investment securities is appropriate for evaluating and accounting for any impairment of its investment security portfolio.

On July 13, 2006 the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB No. 109.” FIN 48 clarifies the accounting for uncertainty recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also defines how an enterprise will determine if a tax position taken or expected to be taken on its tax returns may be recognized and, if recognized, how to measure the amount of the tax position recognized. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is presently assessing the impact FIN 48 may have on its financial statements, but no determination has been made at this time.

NOTE 4. AVAILABLE FOR SALE SECURITIES

For purposes of managing its net interest margin, the Company had identified for disposal at March 31, 2006, certain FHLB debt securities. The securities, which were reported as available for sale securities, had an original cost of $16.0 million, an approximate carrying value of $15.8 million and a weighted average yield of 3.84%. Due to the planned sale of the securities, the $177,000 difference between the original acquired cost and the estimated market value at March 31, 2006, was deemed to be an other-than-temporary loss and, accordingly, was charged to earnings as a net loss on securities available for sale for the three months ended March 31, 2006.

As planned, the identified securities were sold during the quarter ended June 30, 2006 resulting in a realized loss of $166,000. The $11,000 difference between the estimated loss of $177,000 recorded at June 30, 2006, and the realized loss of $166,000 has been recorded as a gain from available for sale securities for the three months ended June 30, 2006.

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As of June 30, 2006 unrealized losses on available for sale securities were $1,210,000 and are largely due to the current interest rate environment, relative to the interest rate of the securities, and as the security approaches maturity the fair value will return to par.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $12,794,000 at June 30, 2006. The Company had no such agreements as of December 31, 2005.

Securities sold under agreements to repurchase are financing arrangements that mature in February 2011, or, beginning in February 2007, may be terminated by the lender each following quarter. At maturity or termination, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase as of, and for the six months ended June 30, 2006 is summarized as follows:

Average daily balance	$8,536,000
Average interest rate	4.53%
Maximum month-end balance	$12,000,000
Weighted average interest rate at period end	4.53%

The interest rate remains fixed at 4.53% until February 2007, at which time it converts to a floating rate of 8.50% minus 3-month LIBOR up to a maximum rate of 5.75%.

NOTE 6. INTEREST RATE SWAPS

In connection with its asset liability management strategy, the Company terminated, prior to its contractual maturity, an interest rate swap agreement during the second quarter of 2006. The interest rate swap agreement had a notional amount of $5,000,000 and was designated as a cash flow hedge of certain Federal Home Loan Bank (FHLB) advances. A gain of $208,000 was realized as a result of terminating the interest rate swap agreement early and is recorded in other non-interest income for the three and six months ended June 30, 2006. The $5,000,000 FHLB advance hedged by the interest rate swap was repaid at the time the interest rate swap was terminated. There were no early termination fees for repayment of the FHLB advance.

Summary information regarding interest-rate swaps designated as cash flow hedges as of June 30, 2006 is as follows:

Notional amounts	$10,000,000
Weighted average pay rates	3.43%
Weighted average receive rates	5.23%
Weighted average maturity	7.6 years
Fair value	$856,000

NOTE 7. DIVIDENDS

During the second quarter of 2006, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.10 per share. The dividend is payable on July 31, 2006 for stockholders of record on July 14, 2006. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 61.7% of the Company’s total outstanding stock has informed the Company that it will waive receipt of the second quarter dividend on their owned shares, as was done in the first quarter of 2006.

Total dividends charged to retained earnings for the six months ended June 30, 2006 was $963,051.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 8. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2006 and 2005, is as follows:

	For the three-months ended June 30,		For the six-months ended June 30,
	2006	2005	2006	2005
Basic
Net income	$1,492,656	$902,464	$2,599,593	$1,684,856
Weighted average common shares outstanding	14,145,800	14,547,500	14,144,002	14,547,500
Less: Average unallocated ESOP shares	372,416	418,968	372,416	418,968
Average unvested restricted stock awards	262,919	-	261,121	-

Average shares	13,510,465	14,128,532	13,510,465	14,128,532

Basic earnings per common share	$0.11	$0.06	$0.19	$0.12

Diluted
Net income	$1,492,656	$902,464	$2,599,593	$1,684,856
Weighted average common shares outstanding for basic earnings per common share	13,510,465	14,128,532	13,510,465	14,128,532
Add: Dilutive effects of assumed exercises of stock options	-	-	-	-
Add: Dilutive effects of full vesting of stock awards	91,385	-	80,536	-
Average shares and dilutive potential common shares	13,601,850	14,128,532	13,591,001	14,128,532
Diluted earnings per common share	$0.11	$0.06	$0.19	$0.12

Stock options for 542,400 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2006. There were no potentially dilutive securities for the three and six months ended June 30, 2005.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 9. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) components and related taxes for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the three-months ended June 30,		For the six-months ended June 30,
	2006	2005	2006	2005
Unrealized holding gains and (losses) on securities available for sale	$(396,971)	$31,482	$(714,468)	$(147,137)
Less reclassification adjustments for (gains) losses recognized in income	11,158	-	(165,495)	-
Net unrealized gains and (losses)	(408,129)	31,482	(548,973)	(147,137)
Tax effect	148,049	(11,963)	198,768	55,912
Net-of-tax amount	(260,080)	19,519	(350,205)	(91,225)

Change in fair value of derivatives used for cash flow hedges	82,776	(340,378)	361,895	119,055
Less reclassification adjustments for (gains) recognized in income	(207,850)	-	(207,850)	-
Net unrealized gains and (losses)	(125,074)	(340,378)	154,045	119,055
Tax effect	47,528	129,344	(58,537)	(45,241)
Net-of-tax amount	(77,546)	(211,034)	95,508	73,814
Other comprehensive income (loss)	$(337,626)	$(191,515)	$(254,697)	$(17,411)

ATLANTIC COAST FEDERAL CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The provision for loan loss expense was $280,000 for the six months ended June 30, 2006, and $1.1 million for the same period in 2005. This decrease was due to the recording of a $400,000 specific reserve in the first quarter of 2005 on one impaired loan relationship and an additional provision for loan loss expense of $303,000 in the second quarter of 2005 when a loan charge-off of $605,000 exceeded the specific reserve. There were no significant changes to specific reserves in the first or second quarter of 2006.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(350,000) and $(91,000) for the six months ended June 30, 2006 and 2005, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

Atlantic Coast Federal Corporation assesses the carrying value of intangible assets and goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of Atlantic Coast Federal Corporation’s community banking segment, which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation’s goodwill totaled $2.7 million as of June 30, 2006, therefore, if Atlantic Coast Federal Corporation’s goodwill was determined to be impaired, Atlantic Coast Federal Corporation’s financial results could be materially impacted.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

General. Our balance sheet growth for the period ended June 30, 2006 as compared to December 31, 2005 indicates an annualized asset growth rate of approximately 9.4%, and reflects a slower pace of loan and deposit growth compared to recent previous quarters.

Following is a summarized comparative balance sheet as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,	Increase (decrease)
	2006	2005	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$40,470	$37,959	$2,511	6.6%
Other interest bearing investments	1,500	1,800	(300)	-16.7%
Securitites available for sale	69,143	71,965	(2,822)	-3.9%
Loans	618,457	585,028	33,429	5.7%
Allowance for loan losses	(4,619)	(4,587)	(32)	0.7%
Loans, net	613,838	580,441	33,397	5.8%
Loans held for sale	1,155	100	1,055	1055.0%
Other assets	52,762	51,584	1,178	2.3%
Total assets	$778,868	$743,849	$35,019	4.7%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing	$46,631	$38,454	$8,177	21.3%
Interest bearing transaction accounts	51,591	79,739	(28,148)	-35.3%
Savings and money-market	129,159	100,260	28,899	28.8%
Time	320,663	297,869	22,794	7.7%
Total deposits	548,044	516,322	31,722	6.1%
Securities sold under agreements to repurchase	12,000	-	12,000	100.0%
Federal Home Loan Bank advances	119,000	129,000	(10,000)	-7.8%
Accrued expenses and other liabilities	4,734	5,610	(876)	-15.6%
Total liabilities	683,778	650,932	32,846	5.0%
Stockholders' equity	95,090	92,917	2,173	2.3%
Total liabilities and stockholders' equity	$778,868	$743,849	$35,019	4.7%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy.

Securities available for sale. Securities available for sale is comprised principally of debt securities of U.S. Government-sponsored organizations, or mortgage-backed securities. In the near-term we expect the composition of our investment in securities available for sale to continue to be heavily weighted in mortgage-backed securities or the debt of government-sponsored organizations. During the six months ended June 30, 2006, the Company purchased approximately $22.8 million of investment securities, which includes securities purchased to replace those designated for sale as of March 31, 2006 (see Comparison of Results of Operation for the Three Months Ended June 30, 2006 and 2005- Non-interest Expense), nearly all of which were mortgage-backed securities or the debt of government-sponsored organizations.

Loans. Following is a comparative composition of net loans as of June 30, 2006 and December 31, 2005:

					Increase (decrease)
	As of June 30,2006	% of total loans	As of December 31, 2005	% of total loans	Dollars	Percentage
	(Dollars In Thousands)
Commercial non-mortgage	$7,949	1.3%	$6,880	1.2%	$1,069	15.5%
Commercial real estate and multifamily	70,878	11.5%	66,726	11.5%	4,152	6.2%
Construction loans	46,056	7.5%	26,820	4.6%	19,236	71.7%
One- to four- family residential mortgages	327,323	53.2%	324,681	55.9%	2,642	0.8%
Consumer and other loans
Automobile	28,221	4.6%	31,133	5.4%	(2,912)	-9.4%
Unsecured	17,827	2.9%	18,188	3.1%	(361)	-2.0%
Home equity	85,732	13.9%	79,016	13.6%	6,716	8.5%
Land	16,025	2.6%	14,200	2.4%	1,825	12.9%
Other	14,895	2.4%	13,525	2.3%	1,370	10.1%
Total loans	614,906		581,169		33,737	5.8%
Allowance for loan losses	(4,619)	-0.8%	(4,587)	-0.8%	(32)	0.7%
Net deferred loan (fees) costs	3,124	0.5%	3,164	0.5%	(40)	-1.3%
Premiums on purchased loans	427	0.1%	695	0.1%	(268)	-38.6%

Loans, net	$613,838		$580,441		$33,397	5.8%

The composition of our net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 67% of our loans invested in those types of loans at June 30, 2006, and 70% at December 31, 2005. The balance as of June 30, 2006 of our largest loan category, one- to four-family residential mortgages, has remained virtually flat compared to the year-end 2005 balance. The limited growth reflects a change made in the second half of 2005 to reduce our emphasis on this category of loans due to the ongoing flat yield curve, which continued to hold interest rates on longer-term loans low relative to our cost of funds. Until rates on longer-term loans demonstrate more attractive yields relative to our cost of funds, we intend to maintain our current level of this category of loans. During the first half of 2006, we purchased $16.3 million of variable-rate one- to four-family residential loans, to supplement our normal retail loan originations. Depending on liquidity, earning needs, and the availability of high quality loans, we expect to continue to purchase adjustable rate one- to four-family residential mortgage loans to supplement our internal loan originations and maintain at least our current balance.

Our loan growth during the six months ended June 30, 2006, was primarily achieved with home equity lending and construction loans, primarily for the construction of one- to four-family residential properties. Interest terms for both loan types are generally indexed to the current prime rate and, as such, have more favorable interest margins relative to our cost of funds. The majority of the construction loan balances at June 30, 2006 and December 31, 2005 are composed of loans acquired from mortgage brokers under arrangements requiring that at the completion of construction the Company will sell the loan back to the mortgage broker at par, or the balance will be paid off with permanent financing from a third party lender. Given the current interest rate environment the Company expects to continue in the near term to focus its lending efforts on home equity lending products and financing the construction of one- to four-family residences.

Allowance for loan losses. Our allowance for loan losses was .75% and .78% of total loans outstanding at June 30, 2006 and December 31, 2005. Allowance for loan losses activity for the six months ended June 30, 2006 and 2005 was as follows:

	2006	2005
	(In Thousands)

Beginning balance	$4,587	$3,956
Loans charged-off	(668)	(1,284)
Recoveries	420	417
Net charge-offs	(248)	(867)

Provision for loan losses	280	1,100

Ending balance	$4,619	$4,189

Loans charged off in 2005 included a charge of $605,000 in the second quarter of that year for the remaining balance of a commercial real estate loan relationship which had been made for the construction of a commercial water treatment plant. There have been no similarly large charge-offs in the six months ended June 30, 2006.

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $3.8 million and $2.6 million at June 30, 2006, and December 31, 2005, respectively, and total impaired loans were approximately $3.8 million at June 30, 2006, and $4.5 million at December 31, 2005. The increase in non-performing loans was primarily due to the classification of $1.5 million of commercial real estate loans as non-performing at June 30, 2006, that had been considered performing at December 31, 2005, and the reduction of $300,000 of non-performing small balance homogeneous loans. The increase in non-performing commercial real estate loans is primarily due to an individual loan of $900,000 that was considered impaired at both June 30, 2006, and December 31, 2005 and had specific reserves allocated as of those period ends of $193,000 and $100,000, respectively. The total allowance allocated for impaired loans was approximately $832,000 at June 30, 2006 and $1.0 million as of December 31, 2005. As of June 30, 2006, and December 31, 2005, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of June 30, 2006, and December 31, 2005. Non-performing loans, excluding small balance homogeneous loans, were $2.7 million and $1.2 million at June 30, 2006 and December 31, 2005, respectively, and, all such non-performing loans were also reported as impaired loans.

Other consumer loans include a non-performing loan representing a pool of leases we purchased in 2001 with a balance of approximately $777,000 as of June 30, 2006. We have $150,000 of our allowance for loan losses allocated for this loan. Collection of the total amount owed on the leases from the surety who had provided payment performance bonds for the leases, continues to be vigorously pursued in court under the terms of the bonds. The balance due is approximately $1.7 million (representing the balance outstanding prior to the charge-offs being taken). Total legal fees incurred on this matter for the six months ended June 30, 2006 and 2005 were $103,000 and $150,000, respectively. Collection of any amount, including the $627,000 net amount included in our consolidated financial statements at June 30, 2006, or the gross amount of $1.7 million, cannot be assured. We believe there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $627,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.

Deposits. Savings and money market deposit account balances grew during the first half of 2006, as the Bank increased the interest rates paid on its money market products to meet the rate of competitors in its markets. While raising the interest rates was necessary to both protect and grow deposit balances, we believe to a certain degree it has led to a disintermediation within our deposit products, particularly from our interest-bearing demand accounts, whose balances have declined during the first six months of 2006 nearly off setting the growth in money market account balances over the same period of time. To increase the growth of new deposit balances, the Company began offering a unique interest-bearing demand account. The account offers the highest interest rate in the market for an interest-bearing demand account, has no tiers and no minimum balance requirement.

The growth in time deposits as of June 30, 2006, as compared to the end of 2005, includes approximately $16.1 million of additional brokered deposits. The brokered deposits have been used to replace maturing certificate of deposits and fund loan growth. We expect future deposit growth as we expand our products and services in new and existing markets particularly in core deposits, and we also anticipate we will continue to purchase brokered deposits to meet liquidity demands when interest rates are favorable.

The growth in non-interest bearing deposits as of June 30, 2006, as compared to December 31, 2005, is primarily due to timing associated with payroll and other month-end deposits.

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

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $12.8 million at June 30, 2006 and mature in February 2011, or, beginning in February 2007, may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. At the date of the transaction, the interest rate was fixed at 4.53% until February 2007, at which time it converts to a floating rate of 8.50% minus 3-month LIBOR up to a maximum rate of 5.75%.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. In connection with its asset liability management strategy, the Company pre-paid a $5.0 million advance from the Federal Home Loan Bank (FHLB) during the quarter ended June 30, 2006. The advance, which did not have a pre-payment penalty, had an original maturity date of February 2014 and an interest rate based on the 3-month LIBOR plus 22 basis points. At the same time the Company also terminated an interest rate swap agreement prior to maturity it had used to hedge the FHLB advance, recognizing a gain of approximately $208,000 during the three months ended June 30, 2006.

  Following the pre-payment of the advance discussed above and the maturity of another $5.0 million advance on April 6, 2006, FHLB advances had a weighted- average maturity of 72 months and a weighted- average rate of 4.30%. The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ equity. Activity in the Company’s stockholders’ equity for the six months ended June 30, 2006 was as follows (in thousands):

Balance at December 31, 2005	$92,917

Increases to stockholders' equity:

Net income for the six months ended June 30, 2006	2,600
Net other comprehensive income (loss)	(255)
ESOP shares allocated to employees	345
Management restricted stock earned under Recognition Plan	294
Stock options earned under Stock Option Plan	152
Total increases to stockholders' equity	3,136

Decreases to stockholders' equity:

Dividends	(963)
Treasury stock purchased at cost	-
Total decreases to stockholders' equity	(963)

Balance at June 30, 2006	$95,090

Net other comprehensive loss for the six months ending June 30, 2006 resulted from an increase in unrealized gains on an interest rate swap of $96,000, offset by additional unrealized losses on AFS securities of $350,000, net of taxes. The interest rate swap has been designated as a cash flow hedge of a particular FHLB advance, and the hedge was determined to be fully effective during the first half of 2006. The Company expects the hedge to remain fully effective during the remaining term of the swap. The unrealized losses on AFS securities are due to changes in interest rates, and we consider their decline in value below their cost to be temporary. Going forward, we expect changes in interest rates to continue to cause swings in unrealized gains and losses from our interest rate swaps and AFS securities.

Management restricted stock earned under the Recognition Plan and stock options earned under the Stock Option Plan reflect the recognition of compensation expense under SFAS No.123 Revised. The Company early adopted SFAS No. 123 Revised during the third quarter of 2005 to account for its share based compensation plans. Under this new accounting standard, the cost of awards granted under the Recognition Plan and the Stock Option Plan are being amortized over the vesting period of five years, which begins on the date of grant.

On June 29, 2006, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.10 per share. The dividend is payable on July 31, 2006, for stockholders of record on July 14, 2006. Atlantic Coast Federal, MHC (MHC) which holds 8,728,500 shares, or 61.7% of the Company’s total outstanding stock has informed the Company that it will waive receipt of the second quarter dividend on their owned shares. Accordingly, stockholders’ equity for the three months ending June 30, 2006, was reduced approximately $505,000 for the declared dividend. Total dividends for the six months ended June 30, 2006, charged to stockholders’ equity was approximately $963,000, and approximately $1,658,000 of dividend payments were waived by the MHC. We expect the MHC to waive receipt of payment on future dividends for its owned shares.

During the six months ended June 30, 2006, the Company did not repurchase any stock under the stock repurchase plan that began in early November 2005. Under this plan, the Company is permitted to purchase, over a 12-month period, up to 10%, or 579,520 shares of its outstanding common stock. As of June 30, 2006, approximately 200,000 shares of common stock remained to be repurchased under this plan although no assurances can be made about the number of shares, if any, that will actually be purchased, or the price that will be paid for such shares.

The equity to assets ratio decreased to 12.21% at June 30, 2006, from 12.49% at December 31, 2005. The decrease was primarily due to the rate of asset growth through June 30, 2006. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 14.50%, Tier 1 capital to risk-weighted assets was 13.69%, and Tier 1 capital to total adjusted total assets was 9.76% at June 30, 2006. These ratios as of December 31, 2005 were 15.90%, 15.00% and 10.00%, respectively.

Comparison of Results of Operation for the Three Months Ended June 30, 2006 and 2005.

General. Our net income for the three months ended June 30, 2006, was $1.5 million, which was $590,000 more than for the same period in 2005. Net interest income increased 7.5%, or $380,000 in the second quarter of 2006, compared to the same quarter in 2005, as growth in interest earning assets combined with an increase in the interest yield on such assets, offsetting the rising cost of deposits. Provision for loan losses decreased 64.6%, or $373,000, to $204,000 in the quarter ended June 30, 2006, as compared to $577,000 for the same quarter in 2005. Non-interest income for the three months ended June 30, 2006 grew by 21.9% to $2.2 million as compared to $1.8 million for the same three months in 2005, due primarily to increased service charges and fees, along with a $208,000 gain on termination of interest rate swap agreement. The increase in non-interest income was partially offset by increased non-interest expense which grew $277,000, or 5.6%, to $5.3 million for the quarter ended June 30, 2006, from $5.0 million for the same quarter in 2005 due to increased compensation and benefit costs and other operating costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended June 30, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2006			2005
	(Dollars in Thousands)

	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$609,548	$9,995	6.56%	$546,899	$8,360	6.11%
Securites(2)	68,536	764	4.46%	58,510	459	3.14%
Other interest-earning assets(3)	30,690	397	5.17%	50,378	400	3.18%
Total interest-earning assets	708,774	11,156	6.30%	655,787	9,219	5.62%
Non-interest earning assets	55,658			43,190
Total assets	$764,432			$698,977

INTEREST-BEARING LIABILITIES
Savings deposits	$52,073	$51	0.39%	$62,783	$67	0.43%
Interest bearing demand accounts	57,219	342	2.39%	56,147	278	1.98%
Money market accounts	71,923	652	3.63%	57,935	392	2.71%
Time deposits	307,081	3,205	4.17%	262,522	2,157	3.29%
Federal Home Loan Bank advances	123,010	1,292	4.20%	117,569	1,228	4.18%
Securities sold under agreements to repurchase	12,000	137	4.53%	-	-	-
Total interest-bearing liabilities	623,306	5,679	3.64%	556,956	4,122	2.96%
Non-interest bearing liabilities	47,397			41,293
Total liabilities	670,703			598,249
Stockholders' equity	93,729			100,728
Total liabilities and stockholders' equity	$764,432			$698,977

Net interest income		$5,477			$5,097
Net interest spread			2.65%			2.66%
Net earning assets	$85,468			$98,831
Net interest margin(4)			3.09%			3.11%
Average interest-earning assets to average interest-bearing liabilities		113.71%			117.74%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended June 30, 2006 as compared to the same period in 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$1,000	$635	$1,635
Securites	88	217	305
Other interest-earning assets	(195)	192	(3)
Total interest-earning assets	893	1,044	1,937

INTEREST-BEARING LIABILITIES
Savings deposits	(11)	(5)	(16)
Interest bearing demand accounts	6	58	64
Money market accounts	108	152	260
Time deposits	404	644	1,048
Federal Home Loan Bank advances	57	7	64
Securities sold under agreements to repurchase	137	-	137
Total interest-bearing liabilities	701	856	1,557

Net interest income	$192	$188	$380

Interest income. As shown in the table above the increase in interest income for the three months ended June 30, 2006, as compared to the same period in 2005, is attributed nearly equally to growth in average outstanding interest-earning assets, and the rate of interest earned on those assets. Loans accounted for approximately 84% of the interest income growth, or $1.6 million for the quarter ended June 30, 2006, as compared to the same quarter in 2005. While the majority of the increased interest income from loans is due to increased outstanding balances, the Company also increased its yield on average outstanding loan balances as a result of growth in prime interest rate-based loans. As discussed above in “Comparison of Financial Condition at June 30, 2006 and December 31, 2005 - Loans,” the flat yield curve over the last 12 months led the Company to increase its emphasis on prime rate interest-based loans, such as home equity lending and construction loans and reduce our focus on growing one- to four-family loans with interest rates that lagged increases in the Federal Reserve Bank discount rate. The growth in average outstanding balances of home equity loans and construction loans for the three months ended June 30, 2006, as compared to the same period in 2005, accounted for approximately 70%, or $44.1 million of the total $63.0 million in average loan growth. During these same periods, the average prime rate increased 170 basis points from 5.91% to 7.61%.

The growth in interest income from investment securities and other interest-earning assets for the quarter ended June 30, 2006, as compared to the same quarter in 2005 is due to increased yields on these assets which have tracked upward consistent with increases to short-term interest rates.

We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is partly dependent on funding from deposit growth in existing markets and the opening of new branches in the second-half of 2006. Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest earning-assets desired for investment by the Company.

Interest expense. The increase in interest expense for the three months ended June 30, 2006, as compared to the same period in 2005, is partially due to growth in average outstanding balances of interest-bearing deposit accounts, but more significantly due to increases to interest rates paid on those accounts. During the period of time from the end of the second quarter of 2005, until the end of the second quarter of 2006, the Federal Reserve Board increased the target rate for Federal Funds borrowings by 200 basis points, from 3.25% to 5.25%. In general, this led to significant rate increases on interest-bearing deposit accounts in our markets, where competition for deposits among financial institutions is stiff. In order to fund loan growth and maintain deposit market share, the Company has increased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances has remained relatively flat for the first quarter of 2006 as compared to the first quarter of 2005, as the average interest rate on new advances have been slightly lower than the average rate of the total outstanding FHLB advances. We expect interest rates on deposits will continue to increase over the near term as market rates for deposits increase and competition for those deposits in our market intensifies.

Net interest income. Net interest income increased during the three months ended June 30, 2006, as compared to the same period in 2005, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans has, in part, enabled the Company to increase the overall yield of the loan portfolio, in addition to strong growth in average outstanding balances. Our net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, declined 1 basis point for the second quarter of 2006 as compared to the same quarter in 2005. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets declined 2 basis points. The rate of decline in net interest spread and net interest margin has slowed considerably compared to the recent previous four quarters as shown below:

	Net Interest	Net Interest
Comparative Quarters	Spread	Margin
2nd quarter-2006	2.65%	3.09%
2005	2.66%	3.11%
decline	0.01%	0.02%

1st quarter-2006	2.66%	3.04%
2005	2.73%	3.21%
decline	0.07%	0.17%

4th quarter-2005	2.65%	3.06%
2004	2.80%	3.34%
decline	0.15%	0.28%

3rd quarter-2005	2.42%	2.86%
2004	3.12%	3.50%
decline	0.70%	0.64%

2nd quarter-2005	2.66%	3.11%
2004	3.48%	3.71%
decline	0.82%	0.60%

Our rapid loan growth during 2004, primarily in adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, recent increases in market interest rates have not generally resulted in immediate increases in interest rate yields. Due to the fact that one- to four-family residential loans comprise over 50% of our total loan portfolio, we do not expect our net interest spread or net interest margin to increase in the near term. However, we believe our recent growth in prime rate based loans, along with limited repricing of our hybrid ARM loans will allow us to us to keep pace with future increases to cost of funds and limit the compression to interest margins. Management does expect net interest income to continue to grow as the Company utilizes deposit growth to expand its business and continues to emphasize loan growth in home equity, construction and commercial loans.

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

Based on management’s evaluation of these factors, provisions of $204,000 and $577,000 were made during the three months ended June 30, 2006 and 2005, respectively. Comparatively, the provision for loan losses in the second quarter of 2006 was reduced over same quarter in 2005, due to a $605,000 charge-off of a commercial real estate loan that exceeded the reserve of $302,000 and therefore required additional provision for loan loss of that amount.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2006, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended June 30, 2006 and 2005 were as follows:

			Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,502	$1,233	$269	21.8%
Net loss on available for sale securities	11	-	11	-100.0%
Gain on sale of real estate mortgages
held for sale	13	53	(40)	-75.5%
Gain on sale of foreclosed assets	(4)	41	(45)	-109.8%
Commission income	68	103	(35)	-34.0%
Interchange fees	199	193	6	3.1%
Bank owned life insurance earnings	210	153	57	37.3%
Other	189	19	170	894.7%
	$2,188	$1,795	$393	21.9%

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of increased ATM and check card overdraft fees which began in the third quarter of 2005. The implementation of overdraft fees for ATM and check card overdrafts was part of several fee income initiatives started in 2005, which focused on improving our discipline over service charge fees and collections. We expect the growth of service charges and fees for the remainder of 2006, as compared to 2005, to be moderate as most of the initiatives became fully effective in the third and fourth quarters of 2005. This growth will principally result from expanded products and services in existing markets and new branches opened in the second half of 2006.

The growth in bank owned life insurance earnings for the three months ended June 30, 2006, as compared to the same period in 2005, was due to an increase in the average amount invested from $15.0 million in 2005 to $20.8 million in 2006.

Other non-interest income for the three months ended June 30, 2006 includes a gain of $208,000 resulting from the early termination of an interest rate swap agreement that had been used as a cash flow hedge for a FHLB advance of $5,000,000. In connection with our asset liability strategy, the FHLB advance was prepaid during the second quarter and the interest rate swap agreement was terminated with the counter-party resulting in the realized gain. We do not expect future gains from early termination of the remaining interest rate swap cash flow hedge, which at June 30, 2006 had a fair market value of $531,000, net of taxes.

Non-interest expense. The components of non-interest expense for the three months ended June 30, 2006 and 2005 were as follows:

			Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,617	$2,352	$265	11.3%
Occupancy and equipment	490	434	56	12.9%
Data processing	440	292	148	50.7%
Advertising	215	173	42	24.3%
Outside professional services	456	643	(187)	-29.1%
Interchange charges	162	155	7	4.5%
Collection expense and repossessed asset losses	81	84	(3)	-3.6%
Telephone	120	133	(13)	-9.8%
Other	674	711	(37)	-5.2%
	$5,255	$4,977	$278	5.6%

Compensation and benefit expense for the three months ended June 30, 2006, as compared to the same period in 2005, increased $226,000 for the recognition of compensation expense for awards made under the Company’s share-based compensation plans which were initially awarded in the third quarter of 2005. Normal annual merit increases for associates as well as increased salary expense related to the operation and management of our retail branch network along with increased retirement expense was higher by $171,000 for the second quarter of 2006, as compared to the same period in 2005. Compensation and benefits expense in 2005 included a payment of $152,000 made to retiring directors under the Company’s Director Emeritus program. The increased data processing costs for the three months ended June 30, 2006, as compared to the same period in 2005, are primarily due to increased software licensing costs for the Company’s operating system, the fees for which are based partly on the asset size of the Company. The Company is currently negotiating a new contract for software licensing with terms that we believe will reduce the rate of growth in these costs. We expect the new contract to begin in the third quarter of 2006. Outside and professional services cost decreased for the three months ended June 30, 2006 as compared to the same period in 2005, as the Company incurred significant fees associated with Sarbanes-Oxley initiatives and tax planning initiatives that have not been incurred in 2006.

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

Income tax expense. Income tax expense increased to $714,000 for the three months ended June 30, 2006, from $436,000 for the same period in 2005. The increase is primarily due to an increase in income before income tax expense when comparing the two quarters. The effective income tax rate on income before income taxes for the three months ended June 30, 2006 was 32.3%, which is approximately the same rate as for second quarter 2005, but is less than federal and state statutory rates of 37.8%. The actual tax rate is less than the statutory rate primarily due to increased bank owned life insurance earnings of $211,000 for the three months ended June 30, 2006, and $153,000 for the same period in 2005, that are not taxable for federal income tax purposes. We anticipate that income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operation for the Six Months Ended June 30, 2006 and 2005.

General. Our net income for the six months ended June 30, 2006, was $2.6 million, which was $915,000 more than for the same period in 2005. Net interest income increased 6.9%, or $694,000 in the first half of 2006, compared to the same period in 2005, as growth in interest earning assets combined with an increase in the interest yield on such assets, offset the rising cost of deposits. Provision for loan losses decreased 74.5%, or $820,000, to $280,000 for the six months ended June 30, 2006, as compared to $1.1 million in the same period in 2005, on the basis of improved credit quality. Non-interest income for the six months ended June 30, 2006 grew by 24.1% to $3.8 million, as compared to $3.1 million for the same six months in 2005, due primarily to increased service charges and fees. The increase in non-interest income was offset by increased non-interest expense which grew $1.0 million, or 10.6%, to $10.5 million for the first half of 2006, from $9.50 million for the period 2005, due to increased compensation and benefit costs and other operating costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the six months ended June 30, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the six months ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$599,976	$19,402	6.47%	$539,213	$16,202	6.01%
Securites(2)	69,983	1,500	4.29%	55,511	804	2.90%
Other interest-earning assets(3)	31,219	769	4.92%	43,105	656	3.04%

Total interest-earning assets	701,178	21,671	6.18%	637,830	17,662	5.54%
Non-interest-earning assets	56,778			38,616
Total assets	$757,956			$676,446

INTEREST-BEARING LIABILITIES
Savings deposits	$52,594	105	0.40%	$64,761	142	0.44%
Interest on interest-bearing demand	66,275	800	2.41%	45,622	382	1.67%
Money market accounts	60,874	1,035	3.40%	57,590	729	2.53%
Time deposits	304,134	6,161	4.05%	256,822	4,066	3.17%
Federal Home Loan Bank advances	125,989	2,620	4.16%	109,765	2,281	4.16%
Securities sold under agreement to repurchase	8,536	195	4.53%	-	-	-

Total interest-bearing liabilities	618,402	10,915	3.53%	534,559	7,600	2.84%
Non-interest-bearing liabilities	46,375			41,703
Total liabilities	664,777			576,262
Stockholders' equity	93,179			100,184
Total liabilities and stockholders' equity	$757,956			$676,446

Net interest income		$10,756			$10,062
Net interest spread			2.65%			2.69%
Net earning assets	$82,776			$103,271
Net interest margin(4)			3.07%			3.17%
Average interest-earning assets to average interest-bearing liabilities		113.39%			119.32%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the six months ended June 30, 2006 as compared to the same period in 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$1,909	$1,291	$3,200
Securites	245	451	696
Other interest-earning assets	(216)	329	113
Total interest-earning assets	1,938	2,071	4,009

INTEREST-BEARING LIABILITIES
Savings deposits	(25)	(12)	(37)
Interest bearing demand accounts	211	207	418
Money market accounts	44	262	306
Time deposits	832	1,262	2,094
Federal Home Loan Bank advances	337	2	339
Securities sold under agreements to repurchase	195	-	195
Total interest-bearing liabilities	1,594	1,721	3,315

Net interest income	$344	$350	$694

Interest income. As shown in the table above the increase in interest income for the six months ended June 30, 2006, as compared to the same period in 2005, is attributed nearly equally to growth in average outstanding interest-earning assets, and the rate of interest earned on those assets. Loans accounted for approximately 80% of the interest income growth, or $3.2 million for the six months ended June 30, 2006, as compared to for the same six months in 2005. While the majority of the increased interest income from loans is due to increased outstanding balances, the Company also increased its yield on average outstanding loan balances as a result of growth in prime interest rate-based loans. As discussed above in “Comparison of Financial Condition at June 30, 2006 and December 31, 2005 - Loans,” the flat yield curve over the last 12 months led the Company to increase its emphasis on prime rate interest-based loans, such as home equity lending and construction loans and reduce our focus on growing one- to four-family loans with interest rates that lagged increases in the Federal Reserve Bank discount rate. The growth in average outstanding balances of home equity loans and construction loans for the six months ended June 30, 2006, as compared to the same period in 2005, accounted for approximately 64%, or $38.4 million of the total $60.1 million in average loan growth. During these same periods, the average prime rate increased 180 basis points from 5.68% to 7.48%.

The growth in interest income from investment securities and other interest-earning assets for the six months ended June 30, 2006, as compared to the same period in 2005 is due to increased yields on these assets which have tracked upward consistent with increases to short-term interest rates.

We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earnings assets is partly dependent on funding from deposit growth in existing markets and the opening of new branches in the second-half of 2006. Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest earning-assets desired for investment by the Company.

Interest expense. The increase in interest expense for the six months ended June 30, 2006, as compared to the same period in 2005, is partially due to growth in average outstanding balances of interest-bearing deposit accounts, but more significantly due to increases to interest rates paid on those accounts. During the period of time from the end of the second quarter of 2005, until the end of the second quarter of 2006, the Federal Reserve Board increased the target rate for Federal Funds borrowings by 200 basis points, from 3.25% to 5.25%. In general, this has led to significant rate increases to interest-bearing deposit accounts in our markets, where competition for deposits among financial institutions is stiff. In order to fund loan growth and maintain deposit market share, the Company has increased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances has remained relatively flat for the first quarter of 2006 as compared to the first quarter of 2005, as the average interest rate on new advances have been slightly lower than the average rate of the total outstanding FHLB advances. We expect interest rates on deposits will continue to increase over the near term as market rates for deposits increase and competition for those deposits in our market intensifies.

Net interest income. Net interest income increased during the first half of 2006, as compared to the same period in 2005, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans has, in part, enabled the Company to increase the overall yield of the loan portfolio, in addition to strong growth in average outstanding balances. Our net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, declined 4 basis points for the six months ended June 30, 2006 as compared to the six months in 2005. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets declined 10 basis points. The rate of decline in net interest spread and net interest margin has slowed considerably compared to the recent previous four quarters as shown above (See “Comparison of Results of Operation for the Three Months Ended June 30, 2006 and 2005 - Net interest income”).

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

Based on management’s evaluation of these factors, provisions of $280,000 and $1.1 million were made during the six months ended June 30, 2006 and 2005, respectively. The provision for loan losses in 2005 included a specific allowance of $400,000 for a single commercial real estate loan, which subsequently was paid off entirely in the third quarter of 2005, and a $605,000 charge-off of a commercial real estate loan that exceeded the reserve of $302,000 and therefore required additional provision for loan loss for the difference. There was not any similarly large activity to the allowance for loan loss reserve during the first six months of 2006.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may necessarily be based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2006, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the six months ended June 30, 2006 and 2005 were as follows:

			Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,844	$2,129	$715	33.6%
Net loss on available for sale securities	(166)	-	(166)	-100.0%
Gain on sale of real estate mortgages held for sale	16	65	(49)	-75.4%
Gain on sale of foreclosed assets	(1)	42	(43)	-102.4%
Commission income	149	202	(53)	-26.2%
Interchange fees	394	373	21	5.6%
Bank owned life insurance earnings	414	204	210	102.9%
Other	176	67	109	162.7%
	$3,826	$3,082	$744	24.1%

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of increased ATM and check card overdraft fees which began in the third quarter of 2005. The implementation of overdraft fees for ATM and check card overdrafts was part of a several fee initiatives started in 2005, which focused on improving our discipline over service charge fees and collections. We expect the growth of service charges and fees for the remainder of 2006, as compared to 2005, to be moderate as most of the initiatives became fully effective in the third and fourth quarters of 2005. This growth will principally result from expanded products and services in existing markets and new branches opened in the second half of 2006.

The net loss on available for sale securities for the six months ended June 30, 2006, is due to the recognition of an impairment loss on certain FHLB debt securities held at the end of the first quarter of 2006 for $177,000. The impairment loss was estimated based on the difference between the original cost of the securities and their estimated fair value as March 31, 2006. The securities were sold during the second quarter for an actual loss of $166,000 and the loss recorded at the time the securities were identified for disposal was adjusted to the actual loss at the time of the sale. The securities disposed of had an original purchase cost of $16.0 million and a weighted average yield of 3.84%. They were identified for disposal in an effort to improve the Company’s net interest margin. During the second quarter of 2006 the Company purchased a like amount of securities with a weighted average interest rate of 5.77%.

The growth in bank owned life insurance earnings for the first half of 2006, as compared to the same period in 2005, was due to an increase in the average amount invested from $10.6 million in 2005 to $20.7 million in 2006.

Other non-interest income for the six months ended June 30, 2006 includes a gain of $208,000 resulting from the early termination of an interest rate swap agreement that had been used as a cash flow hedge for a FHLB advance of $5,000,000. In connection with our asset liability strategy, the FHLB advance was prepaid during the second quarter and the interest rate swap agreement was terminated with the counter-party resulting in the realized gain. We do not expect future gains from early termination of the remaining interest rate swap cash flow hedge, which at June 30, 2006 had a fair market value of $531,000, net of taxes.

Non-interest expense. The components of non-interest expense for the six months ended June 30, 2006 and 2005 were as follows:

			Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$5,244	$4,584	$660	14.4%
Occupancy and equipment	997	808	189	23.4%
Data processing	806	542	264	48.7%
Advertising	431	280	151	53.9%
Outside professional services	950	1,248	(298)	-23.9%
Interchange charges	328	301	27	9.0%
Collection expense and repossessed asset losses	163	163	-	0.0%
Telephone	243	249	(6)	-2.4%
Other	1,327	1,309	18	1.4%
	$10,489	$9,484	$1,005	10.6%

Compensation and benefit expense for the six months ended June 30, 2006, as compared to the same period in 2005, increased $442,000 for the recognition of compensation expense for awards made under the Company’s share-based compensation plans which were initially awarded in the third quarter of 2005. Normal annual merit increases for associates as well as increased salary expense related to the operation and management of our retail branch network along with increased retirement expense was higher by $324,000 for the first six months of 2006, as compared to the same period in 2005. Finally, compensation and benefits expense in 2005 included a payment of $152,000 made to retiring directors under the Company’s Director Emeritus program. Occupancy and equipment charges have increased for the six months ended June 30, 2006 as compared to the period in 2005, due to higher real estate taxes and increased building and equipment maintenance costs along with additional lease expense associated with the Company’s Florida Regional Center, which we began occupying in latter part of the first quarter of 2005. The increased data processing costs for the first half of 2006, as compared to the same period in 2005, are primarily due to increased software licensing costs for the Company’s operating system, the fees for which are based partly on the asset size of the Company. The Company is currently negotiating a new contract for software licensing with terms that we believe will reduce the rate of growth in these costs. We expect the new contract to begin in the third quarter of 2006. Advertising expenses for the first six months of 2006 increased compared to the same period in 2005, as the Company has been more active in marketing through print and television advertisements. Outside and professional services cost decreased for the six months ended June 30, 2006 as compared to the same period in 2005, as the Company incurred significant fees associated with Sarbanes-Oxley initiatives and tax planning initiatives in 2005 that have not been incurred in 2006.

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

Income tax expense. Income tax expense increased to $1.2 million for the six months ended June 30, 2006, from $875,000 for the same period in 2005. The increase is primarily due to an increase in income before income tax expense when comparing the two periods. The effective income tax rate on income before income taxes for the first half of 2006 was 31.8%, compared to 34.2% for the same period in 2005. The actual tax rate is less than the federal and state statutory rate of 37.8% primarily due to increased bank owned life insurance earnings of $415,000 for the six months ended June 30, 2006, and $204,000 for the same period in 2005, which are not taxable for federal income tax purposes. We anticipate that income tax expense will continue to vary as income before income taxes varies.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the company’s equity. This financial modeling tool is referred to as Economic Value of Equity (EVE). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five- year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. We believe the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest earning assets and interest-bearing liabilities within a meaningful time horizon. The EVE, considering the assumed changes in interest rates as of June 30, 2006, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at June 30, 2006 Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	3.17	3.17	3.19	3.25	3.26	3.26
Duration of liabilities(1)	2.89	2.89	2.89	2.93	2.93	2.93
Differential in duration	0.28	0.28	0.30	0.32	0.33	0.33

Amount of change in Economic Value of Equity(2)	$6,613,333	$4,408,889	$2,299,176	$(2,453,845)	$(5,161,347)	$(7,742,020)
Percentage change in Economic Value of Equity(2)	6.63%	4.42%	2.31%	-2.46%	-5.18%	-7.76%

(1) Expressed as number of years before the asset/liability reprices to achieve stated rate of interest rate increase/decrease
(2) Represents the cummulative five year pre-tax impact on the Company's equity due to increased or (decreased) net interest margin

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

We believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal Corporation manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one- to four-family real estate loans. Also, to a limited degree, we have utilized interest rate swap agreements as a part of our asset/liability management strategy to reduce interest rate risk. As of June 30, 2006, the Company held interest rate swaps agreements classified as cash flow hedges of certain FHLB advances with notional amounts totaling $10.0 million. We have determined that the fair value of these interest rate swaps was approximately $856,000 as of June 30, 2006. The Company also had two interest rate swaps with a combined notional value of $10.0 million as of June 30, 2006, used to promote our asset/liability management strategy by mitigating the impact to our net interest margin of sudden and unplanned interest rate changes. These swaps, which do not qualify for hedge accounting, had an estimated value on June 30, 2006 of $(91,000). Finally, Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

June 30, 2006

Part II - Other Information

Item 1.     Legal Proceedings
                 None.

Item 1A.  Risk Factors
                 None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
                 None

Item 3.     Defaults Upon Senior Securities
             None

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual Stockholder's Meeting (the “Meeting”) held on May 12, 2006, all nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

	For	Withheld
Fred D. Franklin, Jr.	13,044,993	11,776
Robert J. Smith	13,043,993	12,776
H. Dennis Woods	13,013,724	43,045

Also at the Meeting, the stockholders ratified the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm for Atlantic Coast Federal Corporation for the fiscal year ending December 31, 2006. The votes cast for and against and the number of abstentions was as follows:

For	Against	Abstain	Broker Non-Vote	Withheld
12,876,371	42,799	26,802	110,797	0

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

June 30, 2006

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION (Registrant)

Date: August 11, 2006	/s/ Robert J. Larison, Jr
Robert J. Larison, Jr., President and Chief Executive Officer

Date: August 11, 2006	/s/ Jon C. Parker, Sr.
Jon C. Parker, Sr., Senior Vice-President and Chief Financial Officer