Form 10-Q
period 2006-09-30
ATLANTIC COAST FEDERAL CORP
filed 2006-11-14
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock, $0.01 Par Value	13,815,740

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (unaudited) and December 31, 2005

	2006	2005
ASSETS
Cash and due from financial institutions	$8,242,596	$22,041,346
Short-term interest bearing deposits	21,596,654	15,917,657
Total cash and cash equivalents	29,839,250	37,959,003
Other interest bearing deposits in other financial institutions	1,500,000	1,800,000
Securities available for sale	77,901,462	71,964,998
Real estate mortgages held for sale	5,463,105	99,853
Loans, net of allowance for loan losses of $4,497,952 at September 30,
2006 and $4,586,736 at December 31, 2005	623,627,925	580,440,609
Federal Home Loan Bank stock	7,722,700	7,074,400
Accrued interest receivable	3,463,958	2,722,398
Land, premises and equipment	16,000,274	14,485,195
Bank owned life insurance	21,154,902	20,526,254
Other real estate owned	188,270	310,000
Goodwill	2,661,190	2,661,190
Other assets	3,607,495	3,804,603

Total assets	$793,130,531	$743,848,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$41,746,775	$38,454,438
Interest-bearing demand	49,430,947	79,738,995
Savings and money market	136,910,220	100,259,277
Time	317,961,720	297,868,790
Total deposits	546,049,662	516,321,500
Securities sold under agreements to repurchase	12,000,000	-
Federal Home Loan Bank advances	139,000,000	129,000,000
Accrued expenses and other liabilities	5,078,580	5,610,335
Total liabilities	702,128,242	650,931,835

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized;
shares issued: 14,813,469 at September 30, 2006 and 14,805,969 at
December 31, 2005; shares outstanding: 13,808,313 at September 30, 2006
and 14,141,350 at December 31, 2005	148,135	148,060
Additional paid in capital	57,740,143	56,876,105
Unearned employee stock ownership plan (ESOP) shares of 337,502
at September 30, 2006 and 372,416 at December 31, 2005	(3,375,020)	(3,724,160)
Retained earnings	51,948,380	49,193,384
Accumulated other comprehensive income (loss)	42,422	26,193
Treasury stock, at cost, 1,005,156 shares at September 30, 2006
and 664,619 shares at December 31, 2005	(15,501,771)	(9,602,914)
Total stockholders' equity	91,002,289	92,916,668

Total liabilities and stockholders' equity	$793,130,531	$743,848,503

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$10,612,669	$8,330,514	$30,015,163	$24,532,289
Securities and interest-bearing deposits
in other financial institutions	1,393,752	1,076,299	3,662,047	2,464,245
Securities purchased under agreements to resell	-	-	-	72,412
Total interest and dividend income	12,006,421	9,406,813	33,677,210	27,068,946

Interest expense
Deposits	4,927,177	3,227,839	13,028,001	8,547,046
Federal Home Loan Bank advances	1,333,146	1,355,530	3,952,697	3,636,035
Securities sold under agreements to repurchase	138,591	-	333,157	-
Total interest expense	6,398,914	4,583,369	17,313,855	12,183,081

Net interest income	5,607,507	4,823,444	16,363,355	14,885,865

Provision (credit) for loan losses	(97,588)	442,095	182,851	1,542,384

Net interest income after provision for loan losses	5,705,095	4,381,349	16,180,504	13,343,481

Noninterest income
Service charges and fees	1,516,394	1,640,849	4,360,083	3,769,943
Net gain (loss) on available for sale securities	-	(211)	(165,495)	(211)
Gain on sale of real estate mortgages held for sale	35,299	49,161	51,203	113,795
Gain (loss) on sale of foreclosed assets	(8,735)	(1,221)	(9,936)	40,505
Commission income	90,007	126,176	238,919	328,416
Interchange fees	193,403	187,950	587,593	561,186
Bank owned life insurance earnings	214,134	187,500	628,648	391,541
Other	53,537	68,610	229,295	135,240
	2,094,039	2,258,814	5,920,310	5,340,415

Noninterest expense
Compensation and benefits	2,804,812	2,402,174	8,049,037	6,985,955
Occupancy and equipment	611,751	459,640	1,609,165	1,267,672
Data processing	328,717	436,648	1,134,302	978,133
Advertising	200,645	166,162	631,134	445,723
Outside professional services	367,145	526,903	1,316,868	1,775,286
Interchange charges	91,936	161,313	419,981	462,709
Collection expense and repossessed asset losses	54,854	83,925	218,213	246,733
Telephone	116,000	162,541	358,857	411,762
Other	827,471	714,055	2,154,300	2,023,432
	5,403,331	5,113,361	15,891,857	14,597,405

Income before income tax expense	2,395,803	1,526,802	6,208,957	4,086,491

Income tax expense(benefit)	759,344	(387,683)	1,972,905	487,151

Net income	$1,636,459	$1,914,485	$4,236,052	$3,599,340

Earnings per common share:
Basic	$0.12	$0.14	$0.31	$0.25
Diluted	$0.12	$0.14	$0.31	$0.25

Dividends declared per common share	$0.11	$0.07	$0.30	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
For the nine months ended September 30, 2006

Balance at January 1, 2006	$148,060	$56,876,105	$(3,724,160)	$49,193,384	$26,193	$(9,602,914)	$92,916,668

ESOP shares earned, 34,914 shares		191,093	349,140				540,233

Management restricted stock issued, 7,500 shares	75	(75)					-

Management restricted stock expense		444,343					444,343

Stock options expense		228,677					228,677

Dividends declared ( $.30 per share)				(1,481,056)			(1,481,056)

Treasury stock purchased at cost						(5,898,857)	(5,898,857)

Comprehensive income:
Net income				4,236,052			4,236,052
Other comprehensive income(loss)					16,229		16,229
Total comprehensive income							4,252,281

Balance at September 30, 2006 (unaudited)	$148,135	$57,740,143	$(3,375,020)	$51,948,380	$42,422	$(15,501,771)	$91,002,289

For the nine months ended September 30, 2005

Balance at January 1, 2005	$145,475	$56,332,850	$(4,189,680)	$46,412,522	$(904)	$-	$98,700,263

ESOP shares earned, 34,914 shares		98,323	349,140				447,463

Management restricted stock granted	2,585	(2,585)					-

Management restricted stock expense		143,619					143,619

Stock options expense		28,966					28,966

Dividend declared ($.18 per share)				(1,493,850)			(1,493,850)

Treasury stock purchased at cost						(4,048,025)	(4,048,025)

Comprehensive income:
Net income				3,599,340			3,599,340
Other comprehensive income(loss)					114,305		114,305
Total comprehensive income							3,713,645

Balance at September 30, 2005 (unaudited)	$148,060	$56,601,173	$(3,840,540)	$48,518,012	$113,401	$(4,048,025)	$97,492,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months
	Ended September 30,
	2006	2005

Cash flows from operating activities
Net income	$4,236,052	$3,599,340
Adjustments to reconcile net income to
to net cash from operating activities:
Provision for loan losses	182,851	1,542,384
Net loss on available for sale securities	165,495	211
Gain on sale of real estate mortgages held for sale	(51,203)	(113,795)
Loans originated for sale	(14,948,783)	(9,164,089)
Proceeds from loan sales	9,636,734	9,252,029
(Gain) loss on sale of other real estate owned	9,936	(40,505)
Loss on disposal of equipment	84,484	-
ESOP compensation expense	540,233	447,463
Share-based compensation expense	673,020	172,585
Net depreciation and amortization	1,400,236	1,391,664
Net change in accrued interest receivable	(741,560)	(379,063)
Increase in cash surrender value of
bank owned life insurance	(628,648)	(391,541)
Net change in other assets	159,081	(1,217,170)
Net change in accrued expenses
and other liabilities	(635,635)	1,174,638
Net cash from operating activites	82,293	6,274,151

Cash flows from investing activities
Net change in securities purchased under
agreements to resell	-	11,800,000
Proceeds from maturities and payments
of securites available for sale	11,749,559	23,915,634
Proceeds from the sales of securities
available for sale	15,934,506	1,210,000
Purchase of securities available for sale	(33,801,249)	(43,678,308)
Loans purchased	(22,711,364)	(27,279,491)
Net change in loans	(21,541,749)	(14,771,453)
Expenditures on premises and equipment	(2,448,696)	(4,152,035)
Proceeds from the sale of other real estate owned	513,118	581,184
Net (purchase) redemption of FHLB stock	(648,300)	(1,563,000)
Purchase of bank owned life insurance	-	(15,000,000)
Net change in other investments	300,000	(900,000)
Net cash from investing activities	(52,654,175)	(69,837,469)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months
	Ended September 30,
	2006	2005

Cash flows from financing activities
Net increase in deposits	$29,728,162	$66,464,922
FHLB advances	20,000,000	30,000,000
Net change in securities sold under
agreements to repurchase	12,000,000	-
Repayment of FHLB advances	(10,000,000)	(1,314,286)
Treasury stock repurchased	(5,898,857)	(4,048,025)
Dividends paid	(1,377,176)	(1,117,714)
Net cash from financing activities	44,452,129	89,984,897

Net change in cash and cash equivalents	(8,119,753)	26,421,579

Cash and equivalents beginning of period	37,959,003	25,707,885

Cash and equivalents at end of period	$29,839,250	$52,129,464

Supplemental information:
Interest paid	$17,209,215	$11,910,639
Income taxes paid	3,151,000	942,700

Supplemental noncash disclosures:
Loans transferred to other real estate	$401,323	$544,000
Other real estate exchanged for loans	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Atlantic Coast Federal Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Bank (the “Bank”), which was formerly known as Atlantic Coast Federal. The Company changed the name of the Bank on July 17, 2006 to better reflect the nature of the Bank’s operations. Also included in the unaudited consolidated financial statements is Atlantic Coast Holdings, Inc. (“Holdings”) a wholly owned subsidiary of the Bank, which manages and invests in certain securities, and owns 100% of the common stock and 85% of the Preferred Stock of Coastal Properties, Inc., a real estate investment trust (the “REIT”). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The 2005 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Form 10-K, should be read in conjunction with these statements.

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

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Revised (“FAS 123-R”), requires all public companies to record compensation cost for stock or stock options awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employees service period, which is normally the vesting period. This SFAS was to apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) announced that they would allow public companies to delay adoption until the first interim period of 2006. The Company elected to early adopt FAS No. 123-R as of July 1, 2005, to account for awards made during the quarter then ended. The Company’s stockholders approved a stock option plan and a stock award plan for recognition and retention of key employees and directors at the stockholders’ annual meeting on May 27, 2005. Initial awards under the 2005 Recognition and Retention Plan (the “Recognition Plan”) were made on July 1, 2005 and initial awards under the 2005 Stock Option Plan (the “Stock Option Plan”) were made on July 28, 2005.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)

The Financial Accounting Standards Board (“FASB”) has issued FASB Staff Position (“FSP”) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115,”Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The guidance in this FSP also nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The guidance in FSP 115-1 and 124-1 is required to be applied to reporting periods beginning after December 15, 2005. Considering the latest guidance in FSP 115-1 and 124-1, management believes the Company’s current accounting for investment securities is appropriate for evaluating and accounting for any impairment of its investment security portfolio.

In July 2006 the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB No. 109.” FIN 48 clarifies the accounting for uncertainty recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also defines how an enterprise will determine if a tax position taken or expected to be taken on its tax returns may be recognized and, if recognized, how to measure the amount of the tax position recognized. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is presently assessing the impact FIN 48 may have on its financial statements, but no determination has been made at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). FAS 157, which is effective for fiscal years beginning after November 15, 2007, does not require new fair value measurements, however it does establish a common definition of fair value and expands disclosures about fair value measurements. The Company is presently assessing the impact FAS 157 may have on its financial statements, but no determination has been made at this time.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). This accounting standard amends SFAS No. 87, “ Employers’ Accounting for Pensions,” SFAS No. 88, “Employer Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 132(Revised), “Employer Disclosures about Pensions and Other Postretirement Benefits.” Under FAS 158, companies must recognize the over funded or under funded status of single-employer funded defined benefit plans as an asset or liability in its statement of financial condition. In addition, FAS 158 requires changes in the funded status be recognized as part of comprehensive income as of the date of the Company’s year-end statement of financial condition. Relative to the requirement to recognize the funded status of a benefit plan, and the related disclosure requirements, the effective date of FAS 158 is fiscal years ending after December 15, 2006 for companies with publicly traded equity securities. The requirement for measuring plan assets and benefit obligations as of the employers fiscal year-end statement of condition is effective for fiscal years ending after December 15, 2008 for publicly traded companies. The Company is presently assessing the impact FAS 158 may have on its financial statements, but no determination has been made at this time.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

In September 2006, the SEC (“SEC”) issued SEC Staff Accounting Bulletin-Topic 1N, “Financial Statements -Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”(“SAB 108”). SAB 108 addresses how a public company should quantify the effect of an error on the financial statements by requiring a dual approach to compute the amount of a misstatement. The dual approach encompasses both a current year income statement perspective (“rollover” method) and a year-end balance sheet perspective (“iron curtain” method). Companies that will need to change their method of computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006. The Company is presently assessing the impact of SAB 108 may have on its financial statements, but no determination has been made at this time.

NOTE 4. AVAILABLE FOR SALE SECURITIES

For purposes of managing its net interest margin, the Company had identified for disposal at March 31, 2006, certain FHLB debt securities. The securities, which were reported as available for sale securities, had an original cost of $16.0 million, an approximate carrying value of $15.8 million and a weighted average yield of 3.84%. Due to the planned sale of the securities, the $177,000 difference between the original acquired cost and the estimated market value at March 31, 2006, was deemed to be an other-than-temporary loss and, accordingly, was charged to earnings as a net loss on securities available for sale for the three months ended March 31, 2006. As planned, the identified securities were sold during the second quarter resulting in a realized loss of $166,000. There were no disposals of available for sale securities during the quarter ended September 30, 2006.

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As of September 30, 2006 unrealized losses on available for sale securities were $760,000 and are largely due to the current interest rate environment, relative to the interest rate of the securities, and as the securities approach maturity the fair value will return to par.

NOTE 5. REAL ESTATE MORTGAGES HELD FOR SALE

Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential residences. Approximately $5.4 million of the balance outstanding at September 30, 2006, is composed of individual residential mortgage loans assigned to the Company in connection with a loan agreement with a mortgage broker entered into during 2006. Under the terms of the loan agreement, the Company provides funds to the mortgage broker for individual mortgage loan closings. In exchange the Company accepts an assignment of the individual mortgage loan pending its sale to various third-party investors arranged by the mortgage broker. Upon acceptance for purchase by the third-party investor, the loan agreement with the mortgage broker requires the Company to reassign the loan back to the mortgage broker at par, for completion of the sale. As of September 30, 2006, the weighted average number of days outstanding of real estate mortgages held for sale was 21 days.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $12,568,000 at September 30, 2006. The Company had no such agreements as of December 31, 2005.

Securities sold under agreements to repurchase are financing arrangements that mature in February 2011, or, beginning in February 2007, may be terminated by the lender each following quarter. At maturity or termination, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase as of, and for the nine months ended September 30, 2006 is summarized as follows:

Average daily balance	$9,704,000
Average interest rate	4.53%
Maximum month-end balance	$12,000,000
Weighted average interest rate at period end	4.53%

The interest rate remains fixed at 4.53% until February 2007, at which time it converts to a floating rate of 8.50% minus 3-month LIBOR up to a maximum rate of 5.75%.

NOTE 7. INTEREST RATE SWAPS

In connection with its asset liability management strategy, the Company terminated, prior to its contractual maturity, an interest rate swap agreement during the second quarter of 2006. The interest rate swap agreement had a notional amount of $5,000,000 and was designated as a cash flow hedge of certain Federal Home Loan Bank (“FHLB”) advances. A gain of $208,000 was realized as a result of terminating the interest rate swap agreement early and was recorded in other non-interest income for the nine months ended September 30, 2006. The $5,000,000 FHLB advance hedged by the interest rate swap was repaid at the time the interest rate swap was terminated. There were no early termination fees for repayment of the FHLB advance.

Summary information regarding interest-rate swaps designated as cash flow hedges as of September 30, 2006 is as follows:

Notional amounts	$10,000,000
Weighted average pay rates	3.43%
Weighted average receive rates	5.52%
Weighted average maturity	7.3 years
Fair value	$676,000

NOTE 8. DIVIDENDS

During the third quarter of 2006, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.11 per share. The dividend was payable on October 30, 2006 for stockholders of record on October 13, 2006. Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 63.0% of the Company’s total outstanding common stock has informed the Company that it will waive receipt of the third quarter dividend on its owned shares, as was done in the first half of 2006.

Total dividends charged to retained earnings for the nine months ended September 30, 2006 were $1,481,056.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 9. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2006 and 2005, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Basic
Net income	$1,636,459	$1,914,485	$4,236,052	$3,599,340
Weighted average common shares outstanding	14,057,845	14,732,808	14,114,967	14,609,948
Less: Average unallocated ESOP shares	372,416	418,968	372,416	418,968
Average unvested restricted stock awards	214,818	258,469	245,529	87,103

Average shares	13,470,611	14,055,371	13,497,023	14,103,877

Basic earnings per common share	$0.12	$0.14	$0.31	$0.25

Diluted
Net income	$1,636,459	$1,914,485	$4,236,052	$3,599,340
Weighted average common shares outstanding
for basic earnings per common share	13,470,611	14,055,371	13,497,023	14,103,877
Add: Dilutive effects of assumed exercises of stock options	17,751	-	5,917	-
Add: Dilutive effects of full vesting of stock awards	67,136	37,532	76,069	12,511
Average shares and dilutive potential common shares	13,555,498	14,092,903	13,579,009	14,116,388
Diluted earnings per common share	$0.12	$0.14	$0.31	$0.25

Stock options for 8,000 and 360,065 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005, respectively, because they are anti-dilutive.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 10. OTHER COMPREHENSIVE INCOME

Comprehensive income components and related taxes for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Unrealized holding gains and (losses) on securities available for sale	$603,229	$(94,176)	$(111,238)	$(241,313)
Less reclassification adjustments for gains (losses) recognized in income	-	(211)	(165,495)	(211)
Net unrealized gains and (losses)	603,229	(93,965)	54,257	(241,102)
Tax effect	(220,703)	35,707	(21,935)	91,619
Net-of-tax amount	382,526	(58,258)	32,322	(149,483)

Change in fair value of derivatives used for cash flow hedges	(180,000)	306,411	181,894	425,466
Less reclassification adjustments for (gains) recognized in income	-	-	(207,850)	-
Net unrealized gains and (losses)	(180,000)	306,411	(25,956)	425,466
Tax effect	68,400	(116,437)	9,863	(161,678)
Net-of-tax amount	(111,600)	189,974	(16,093)	263,788
Other comprehensive income	$270,926	$131,716	$16,229	$114,305

NOTE 11. INCOME TAXES

Net income for the three and nine months ended September 30, 2005, included an income tax benefit of $895,000 for the elimination of a tax-related contingent liability for the same amount. The tax-related contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of the bad debt deduction taken by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingent liability unnecessary.

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

We believe that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The provision for loan loss expense was $183,000 for the nine months ended September 30, 2006, and $1.5 million for the same period in 2005. This decrease was due to the recording of a $400,000 specific reserve in the first quarter of 2005 on one impaired loan relationship while specific reserves in 2006 have declined with improving credit quality. In addition net loan charge-offs in the first three quarters of 2005, as compared to the same period in 2006, were significantly higher.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. Atlantic Coast Federal Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $32,000 and $(149,000) for the nine months ended September 30, 2006 and 2005, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

Atlantic Coast Federal Corporation assesses the carrying value of intangible assets and goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, Atlantic Coast Federal Corporation assesses the recoverability of such assets by evaluating the fair value of Atlantic Coast Federal Corporation’s community banking segment, which is the Company’s only business segment. Any impairment would be required to be recorded during the period identified. Atlantic Coast Federal Corporation’s goodwill totaled $2.7 million as of September 30, 2006, therefore, if Atlantic Coast Federal Corporation’s goodwill was determined to be impaired, Atlantic Coast Federal Corporation’s financial results could be materially impacted.

After converting to a federally chartered savings association, Atlantic Coast Bank became a taxable organization. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since Atlantic Coast Bank’s transition to a federally chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by Atlantic Coast Federal Corporation in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

General. Our balance sheet growth for the period ended September 30, 2006 as compared to December 31, 2005 indicates an annualized asset growth rate of approximately 8.8% reflecting a slowing pace of loan and deposit growth compared to the first and second quarters of 2006, which had annualized asset growth rates of 14% and 9.4%, respectively.

Following is a summarized comparative balance sheet as of September 30, 2006 and December 31, 2005:
	September 30,	December 31,	Increase (decrease)
	2006	2005	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$29,839	$37,959	$(8,120)	-21.4%
Other interest bearing investments	1,500	1,800	(300)	-16.7%
Securitites available for sale	77,901	71,965	5,936	8.2%
Loans	628,126	585,028	43,098	7.4%
Allowance for loan losses	(4,498)	(4,587)	89	-1.9%
Loans, net	623,628	580,441	43,187	7.4%
Loans held for sale	5,463	100	5,363	5363.0%
Other assets	54,800	51,584	3,216	6.2%
Total assets	$793,131	$743,849	$49,282	6.6%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing	$41,747	$38,454	$3,293	8.6%
Interest bearing transaction accounts	49,431	79,739	(30,308)	-38.0%
Savings and money market	136,910	100,260	36,650	36.6%
Time	317,962	297,869	20,093	6.7%
Total deposits	546,050	516,322	29,728	5.8%
Securities sold under agreements to repurchase	12,000	-	12,000	100.0%
Federal Home Loan Bank advances	139,000	129,000	10,000	7.8%
Accrued expenses and other liabilities	5,079	5,610	(531)	-9.5%
Total liabilities	702,129	650,932	51,197	7.9%
Stockholders' equity	91,002	92,917	(1,915)	-2.1%
Total liabilities and stockholders' equity	$793,131	$743,849	$49,282	6.6%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy. The decline in balances from December 31, 2005 as compared to end of the third quarter 2006, was primarily due to improved efficiencies in collection of deposit items drawn on other financial institutions.

Securities available for sale. Securities available for sale is composed principally of debt securities of U.S. Government-sponsored organizations, or mortgage-backed securities. In the near-term we expect the composition of our investment in securities available for sale to continue to be heavily weighted in mortgage-backed securities or the debt of government-sponsored organizations. During the nine months ended September 30, 2006, the Company purchased approximately $33.8 million of investment securities, which includes securities purchased to replace those designated for sale as of March 31, 2006 (see Comparison of Results of Operation for the Nine Months Ended September 30, 2006 and 2005- Non-interest Expense), nearly all of which were mortgage-backed securities or the debt of government-sponsored organizations.

Loans. Following is a comparative composition of net loans as of September 30, 2006 and December 31, 2005:

	September	% of total	December	% of total	Increase (decrease)
	30, 2006	loans	31, 2005	loans	Dollars	Percentage
	(Dollars In Thousands)
Commercial non-mortgage	$12,372	2.0%	$6,880	1.2%	$5,492	79.8%
Commercial real estate and multifamily	78,633	12.6%	66,726	11.5%	11,907	17.8%
Construction loans	36,199	5.8%	26,820	4.6%	9,379	35.0%
One- to four- family residential mortgages	331,521	53.1%	324,681	55.9%	6,840	2.1%
Consumer and other loans
Automobile	28,965	4.6%	31,133	5.4%	(2,168)	-7.0%
Unsecured	17,780	2.8%	18,188	3.1%	(408)	-2.2%
Home equity	87,265	14.0%	79,016	13.6%	8,249	10.4%
Land	15,645	2.5%	14,200	2.4%	1,445	10.2%
Other	16,188	2.6%	13,525	2.3%	2,663	19.7%
Total loans	624,568		581,169		43,399	7.5%
Allowance for loan losses	(4,498)	-0.7%	(4,587)	-0.8%	89	-1.9%
Net deferred loan (fees) costs	3,163	0.5%	3,164	0.5%	(1)	0.0%
Premiums on purchased loans	395	0.1%	695	0.1%	(300)	-43.2%

Loans, net	$623,628		$580,441		$43,187	7.4%

The composition of our net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 67% of our loans invested in those types of loans at September 30, 2006, and 70% at December 31, 2005. The balance as of September 30, 2006 of our largest loan category, one- to four-family residential mortgages, has remained virtually flat compared to the year-end 2005 balance. The limited growth reflects a change made to our marketing strategy in the second half of 2005 to reduce our emphasis on this category of loans due to the ongoing flat/inverted yield curve, which continued to hold interest rates on longer-term loans low relative to our cost of funds. More recently, our growth has been negatively impacted by a slowing in residential real estate sales activity in our markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate sales activity in our Northeast Florida markets, as well as in Florida in general. As a result of these factors we believe, in the near term, our growth in one- to four-family residential mortgages will be slow to moderate. Thus far in 2006, we purchased $22.7 million of variable-rate one- to four-family residential loans, to supplement our normal retail loan originations. Depending on liquidity, earning needs, and the availability of high quality loans, we expect to continue to purchase adjustable rate one- to four-family residential mortgage loans to supplement our internal loan originations and maintain at least our current balance.

Total loan growth during the nine months ended September 30, 2006, was primarily achieved from home equity loans, construction loans, primarily for the construction of one- to four-family residential properties, and commercial real estate loans. The growth in commercial real estate loans has been primarily from loans to real estate developers for the acquisition and development of one- to four-family residential developments. The interest rate terms for these loan types are generally indexed to the current prime rate and, as such, have more favorable interest margins relative to our cost of funds. The majority of the construction loan balances at September 30, 2006 and December 31, 2005 are composed of loans acquired from mortgage brokers under arrangements requiring that, at the completion of construction, the balance will be paid off with permanent financing from a third party lender. Given the current interest rate environment the Company expects to continue in the near term to focus its lending efforts on home equity lending products and financing the construction of one- to four-family residences.

Allowance for loan losses. Our allowance for loan losses was .72% and .78% of total loans outstanding at September 30, 2006 and December 31, 2005, respectively. Allowance for loan losses activity for the nine months ended September 30, 2006 and 2005 was as follows:

	2006	2005
	(In Thousands)

Beginning balance	$4,587	$3,956
Loans charged-off	(946)	(1,832)
Recoveries	674	586
Net charge-offs	(272)	(1,246)

Provision for loan losses	183	1,542

Ending balance	$4,498	$4,252

Loans charged off in 2005 included a charge of $605,000 in the second quarter of that year for the remaining balance of a commercial real estate loan relationship which had been made for the construction of a commercial water treatment plant. There have been no similarly large charge-offs in the nine months ended September 30, 2006.

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled approximately $3.0 million and $2.6 million at September 30, 2006, and December 31, 2005, respectively, and total impaired loans decreased to approximately $3.5 million at September 30, 2006 from approximately $4.5 million at December 31, 2005, due to improving credit conditions of borrowers or loan payoffs. The total allowance allocated for impaired loans was approximately $600,000 at September 30, 2006 and $1.0 million as of December 31, 2005. As of September 30, 2006, and December 31, 2005, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of September 30, 2006, and December 31, 2005. Non-performing loans, excluding small balance homogeneous loans, were $1.6 million and $1.2 million at September 30, 2006 and December 31, 2005, respectively, and, all such non-performing loans were also reported as impaired loans. The increase to non-performing loans was principally due to a single commercial real estate loan that is well collateralized and for which we expect no losses.

Other consumer loans include a non-performing loan representing a pool of leases we purchased in 2001 with a balance of approximately $775,000 as of September 30, 2006. We have $150,000 of our allowance for loan losses allocated for this loan. Collection of the total amount owed on the leases from the surety who had provided payment performance bonds for the leases, continues to be vigorously pursued in court under the terms of the bonds. The balance due is approximately $1.7 million (representing the balance outstanding prior to the charge-offs being taken). Total legal fees incurred on this matter for the nine months ended September 30, 2006 and 2005 were $127,000 and $236,000, respectively. Collection of any amount, including the $625,000 net amount included in our consolidated financial statements at September 30, 2006, or the gross amount of $1.7 million, cannot be assured. We believe there is a possibility that no amount will be collected in the future; therefore, we may incur additional losses up to the $625,000 net amount remaining as an asset. Additionally, we anticipate we will incur additional legal costs as we pursue collection on the surety bonds.

Deposits. Savings and money market deposit account balances grew during the nine months ended September 30, 2006 as compared to the end of 2005, as the Bank increased the interest rates paid on its money market products to meet the rate of competitors in its markets. While raising the interest rates was necessary to both protect and grow deposit balances, we believe to a certain degree it has led to a disintermediation within our deposit products, particularly from our interest-bearing demand accounts, whose balances have declined during the first nine months of 2006 nearly off setting the growth in money market account balances over the same period of time. To increase the growth of new deposit balances, the Company began offering a unique interest bearing demand account in June 2006. The account offers the highest interest rate in the market for an interest bearing demand account, has no tiers and no minimum balance requirement. During the third quarter of 2006, the Company has experienced an increase in new accounts, demonstrating market interest, however the average balance of individual new accounts has been modest. The Company intends to continue an active marketing of the new account through the end of 2006.

The increase in time deposits as of September 30, 2006, as compared to the end of 2005, includes approximately $22.1 million of additional brokered deposits. The brokered deposits have been used to replace maturing certificate of deposits and fund loan growth. We expect future deposit growth as we expand our products and services in new and existing markets particularly in core deposits, and we also anticipate we will continue to purchase brokered deposits to meet liquidity demands when interest rates are favorable.

The growth in non-interest bearing deposits as of September 30, 2006, as compared to December 31, 2005, was primarily due to timing associated with automated clearing house deposits (ACH) and other month-end deposits.

Securities sold under agreements to repurchase. Historically, the Company has only utilized advances from the Federal Home Loan Bank of Atlanta (“FHLB”) or broker originated certificates of deposit as an alternative to organic deposits for funding its lending and investment activities. While we expect FHLB advances to continue to be a significant source of funds in the future, the Company also initiated its first financing arrangement involving the sale of securities under an agreement to repurchase during 2006 to take advantage of favorable interest rates relative to deposits with comparable maturities.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $12.6 million at September 30, 2006 and mature in February 2011, or, beginning in February 2007, may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. At the date of the transaction, the interest rate was fixed at 4.53% until February 2007, at which time it converts to a floating rate of 8.50% minus 3-month LIBOR up to a maximum rate of 5.75%.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. In connection with its asset liability management strategy, the Company pre-paid a $5.0 million advance from the FHLB during the second quarter of 2006. The advance, which did not have a pre-payment penalty, had an original maturity date of February 2014 and an interest rate based on the 3-month LIBOR plus 22 basis points. At the same time the Company also terminated an interest rate swap agreement prior to maturity it had used to hedge the FHLB advance, recognizing a gain of approximately $208,000.

Following the pre-payment of the advance discussed above, the maturity of another $5.0 million advance on April 6, 2006, and the addition of two borrowings totaling $20.0 million during the third quarter of 2006, FHLB advances had a weighted- average maturity of 68 months and a weighted- average rate of 4.39% at September 30, 2006. The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ equity. Activity in the Company’s stockholders’ equity for the nine months ended September 30, 2006 was as follows (in thousands):

Balance at December 31, 2005	$92,917

Increases to stockholders' equity:

Net income for the nine months ended
September 30, 2006	4,236
Net other comprehensive income(loss)	16
ESOP shares allocated to employees	540
Management restricted stock earned under Recognition Plan	444
Stock options earned under Stock Option Plan	229
Total increases to stockholders' equity	5,465

Decreases to stockholders' equity:

Dividends	(1,481)
Treasury stock purchased at cost	(5,899)
Total decreases to stockholders' equity	(7,380)

Balance at September 30, 2006	$91,002

Management restricted stock earned under the Recognition Plan and stock options earned under the Stock Option Plan reflect the recognition of compensation expense under FAS 123-R. The Company early adopted FAS 123-R during the third quarter of 2005 to account for its share based compensation plans. Under this new accounting standard, the cost of awards granted under the Recognition Plan and the Stock Option Plan are being amortized over the vesting period of five years, which begins on the date of grant.

In September 2006, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.11 per share. The dividend was payable on October 30, 2006, for stockholders of record on October 13, 2006. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or approximately 63% of the Company’s total outstanding stock has informed the Company that it will waive receipt of the third quarter dividend on its owned shares. Accordingly, stockholders’ equity for the three months ended September 30, 2006, was reduced approximately $518,000 for the declared dividend. Total dividends for the nine months ended September 30, 2006, charged to stockholders’ equity was approximately $1.5 million, and approximately $2.6 million of dividend payments were waived by the MHC. We expect the MHC to waive receipt of payment on future dividends for its owned shares.

In August 2006 the Company completed its stock repurchase plan that began in early November 2005 by repurchasing approximately 200,000 shares of its common stock at an average price of $17.28 per share. In September 2006 the Company’s Board of Directors approved a new repurchase plan to permit the Company to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. Following the approval of the new stock repurchase plan the Company repurchased approximately 136,000 shares at an average price of $17.82 per share. As of September 30, 2006 approximately 342,000 shares of common stock remained to be repurchased under this plan although no assurances can be made regarding the number of shares, if any, that will actually be purchased, or the price that will be paid for such shares.

The equity to assets ratio decreased to 11.47% at September 30, 2006, from 12.49% at December 31, 2005. The decrease was primarily due to common stock repurchased under the Company’s stock repurchase plans and the rate of asset growth through September 30, 2006. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 14.20%, Tier 1 capital to risk-weighted assets was 13.41%, and Tier 1 capital to total adjusted total assets was 9.73% at September 30, 2006. These ratios as of December 31, 2005 were 15.90%, 15.00% and 10.00%, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005.

General. Our net income for the three months ended September 30, 2006, was $1.6 million, which was $278,000 less than for the same period in 2005 primarily due to the recognition in 2005 of a tax benefit from the elimination of a tax-related contingent liability of $895,000. Income before income tax expense was $2.4 million for the three months ended September 30, 2006, which was $869,000 higher than for the same period in 2005, primarily due to a decrease in provision for loan losses of $540,000. Net interest income increased 16.3%, or $783,000 in the third quarter of 2006, compared to the same quarter in 2005, as growth in interest earning assets combined with an increase in the interest yield on such assets, offsetting the rising cost of deposits. Non-interest income for the three months ended September 30, 2006 declined by 7.3% to $2.1 million as compared to $2.3 million for the same three months in 2005, due primarily to decreased service charges and fees. Non-interest expense grew $290,000, or 5.7%, to $5.4 million for the quarter ended September 30, 2006, from $5.1 million for the same quarter in 2005 due to increased compensation and benefit costs and other operating costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended September 30, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended September 30,
	2006			2005
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$618,974	$10,613	6.86%	$549,264	$8,331	6.07%
Securites(2)	74,461	947	5.09%	69,487	596	3.43%
Other interest-earning assets(3)	33,005	446	5.41%	55,355	480	3.47%

Total interest-earning assets	726,440	12,006	6.60%	674,106	9,407	5.59%
Non-interest earning assets	55,375			50,588
Total assets	$781,815			$724,694

INTEREST-BEARING LIABILITIES
Savings deposits	$47,744	$47	0.39%	$59,367	$61	0.41%
Interest bearing demand accounts	51,193	382	2.98%	71,734	431	2.40%
Money market accounts	83,652	867	4.15%	53,079	358	2.70%
Time deposits	321,622	3,631	4.52%	267,901	2,377	3.55%
Federal Home Loan Bank advances	123,566	1,333	4.32%	129,008	1,356	4.20%
Securities sold under agreements to repurchase	12,000	139	4.59%	-	-	-

Total interest-bearing liabilities	639,777	6,399	4.00%	581,089	4,583	3.16%
Non-interest bearing liabilities	47,763			43,527
Total liabilities	687,540			624,616
Stockholders' equity	94,275			100,078
Total liabilities and stockholders' equity	$781,815			$724,694

Net interest income		$5,607			$4,824
Net interest spread			2.60%			2.43%
Net earning assets	$86,663			$93,017
Net interest margin(4)			3.09%			2.86%
Average interest-earning assets to average interest-bearing liabilities		113.55%			116.01%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended September 30, 2006 as compared to the same period in 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(In Thousands)
Loans receivable	$1,125	$1,157	$2,282
Securites	45	306	351
Other interest-earning assets	(240)	206	(34)
Total interest-earning assets	930	1,669	2,599

INTEREST-BEARING LIABILITIES
Savings deposits	(12)	(2)	(14)
Interest bearing demand accounts	(140)	91	(49)
Money market accounts	264	245	509
Time deposits	532	722	1,254
Federal Home Loan Bank advances	(59)	36	(23)
Securities sold under agreements to repurchase	139	-	139
Total interest-bearing liabilities	724	1,092	1,816

Net interest income	$206	$577	$783

Interest income. As shown in the table above the majority of the increase in interest income for the three months ended September 30, 2006, as compared to the same period in 2005, was attributed to the rate earned on interest-earning assets, although growth in average outstanding interest-earning assets also was a contributing factor. Loans accounted for approximately 87% of the interest income growth, or $2.3 million for the quarter ended September 30, 2006, as compared to the same quarter in 2005. The increased interest income from loans was due nearly equally to increased average outstanding balances and the yield earned on the loans balances as a result of growth in prime interest rate-based loans. As discussed above in “Comparison of Financial Condition at September 30, 2006 and December 31, 2005 - Loans,” the flat yield curve over the last 12 months and a softening in residential real estate sales has led the Company to increase its emphasis on prime rate interest-based loans, such as home equity lending, construction loans and commercial real estate loans. The growth in average outstanding balances of home equity loans, construction loans and commercial real estate loans for the three months ended September 30, 2006, as compared to the same period in 2005, accounted for approximately 64%, or $45.3 million of the total $71.0 million in average loan growth. During these same periods, the average prime rate increased 183 basis points from 6.42% to 8.25%.

The growth in interest income from investment securities and other interest-earning assets for the quarter ended September 30, 2006, as compared to the same quarter in 2005 was due to increased yields on these assets which have tracked upward consistent with increases to short-term interest rates.

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

Interest expense. The increase in interest expense for the three months ended September 30, 2006, as compared to the same period in 2005, was partially due to growth in average outstanding balances of interest-bearing deposit accounts, but more significantly due to increases to interest rates paid on those accounts. During the period of time from the end of the third quarter of 2005, until the end of the third quarter of 2006, the Federal Reserve Board increased the target rate for Federal Funds borrowings by 150 basis points, from 3.75% to 5.25%. In general, this led to significant rate increases on interest-bearing deposit accounts in our markets, where there is intense competition for deposits among financial institutions. In order to fund loan growth and maintain deposit market share, the Company has increased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances has remained relatively flat for the third quarter of 2006 as compared to the same quarter of 2005, as new advances have generally had longer maturities and, therefore, we have benefited from the flat or inverted yield curve. Given the current rate environment, and the stiff competition for deposits in our market, we do not expect interest rates paid on deposits to decline in the near term.

Net interest income. Net interest income increased during the three months ended September 30, 2006, as compared to the same period in 2005, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans has, in part, enabled the Company to increase the overall yield of the loan portfolio, in addition to steady growth in average outstanding balances. In addition, yields on securities have increased as short-term interest rates have tracked upward. Our net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, increased 17 basis points for the third quarter of 2006 as compared to the same quarter in 2005. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets increased 23 basis points. Although our net interest spread and net interest margin have grown over a comparative quarter for the first time since the third quarter of 2005, the ratios have also remained relatively flat since the fourth quarter of 2005 due primarily to the composition of our loan portfolio and the increasing cost of deposits.

	Net Interest	Net Interest
Comparative Quarters	Spread	Margin
3rd quarter-2006	2.60%	3.09%
2005	2.43%	2.86%
increase	0.17%	0.23%

2nd quarter-2006	2.65%	3.09%
2005	2.66%	3.11%
decline	-0.01%	-0.02%

1st quarter-2006	2.66%	3.04%
2005	2.73%	3.21%
decline	-0.07%	-0.17%

4th quarter-2005	2.65%	3.06%
2004	2.80%	3.34%
decline	-0.15%	-0.28%

3rd quarter-2005	2.43%	2.86%
2004	3.12%	3.50%
decline	-0.69%	-0.64%

Our rapid loan growth during 2004, primarily in adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, recent increases in market interest rates have not generally resulted in immediate increases in interest rate yields. Due to the fact that one- to four-family residential loans comprise over 50% of our total loan portfolio, we do not expect our net interest spread or net interest margin to increase in the near term. However, we believe our recent growth in prime rate based loans, along with limited repricing of our hybrid ARM loans, will allow us to us to keep pace with future increases to cost of funds and limit the compression to interest margins. Management does expect net interest income to continue to grow as the Company utilizes deposit growth to expand its business and continues to emphasize loan growth in home equity, construction and commercial loans.

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

Based on management’s evaluation of these factors, a credit to provision of $(98,000) and provision of $442,000 were made during the three months ended September 30, 2006 and 2005, respectively. The credit to the provision for loan losses occurred as result of reductions in specific reserves for impaired loans due to loan pay-offs and improved borrower financial condition. In addition, net charge-offs for the quarter ended September 30, 2006, were $24,000. By comparison, net charge-offs for the same three months in 2005 were $380,000.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2006, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended September 30, 2006 and 2005 were as follows:

			Increase (decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,516	$1,641	$(125)	-7.6%
Net loss on available for sale securities	-	-	11	-100.0%
Gain on sale of real estate mortgages
held for sale	35	49	(14)	-28.6%
Gain on sale of foreclosed assets	(8)	(1)	(7)	700.0%
Commission income	90	126	(36)	-28.6%
Interchange fees	193	188	5	2.7%
Bank owned life insurance earnings	214	188	26	13.8%
Other	54	68	(14)	-20.6%
	$2,094	$2,259	$(165)	-7.3%

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased primarily as a result of lower NSF fees which more than offset continued growth in ATM and check card overdraft fees. The implementation of overdraft fees for ATM and check card overdrafts was part of several fee income initiatives started in 2005, which focused on improving our discipline over service charge fees and collections. We expect service charges and fees to remain flat in the near term but to begin to increase in the second half of 2007 as new branch locations become fully operational and begin to experience deposit account growth.

Non-interest expense. The components of non-interest expense for the three months ended September 30, 2006 and 2005 were as follows:

			Increase (decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,805	$2,402	$403	16.8%
Occupancy and equipment	612	460	152	33.0%
Data processing	329	437	(108)	-24.7%
Advertising	200	166	34	20.5%
Outside professional services	367	527	(160)	-30.4%
Interchange charges	92	161	(69)	-42.9%
Collection expense and repossessed
asset losses	55	84	(29)	-34.5%
Telephone	116	162	(46)	-28.4%
Other	827	714	113	15.8%
	$5,403	$5,113	$290	5.7%

Nearly 60% of the increase to compensation and benefit expense for the three months ended September 30, 2006, as compared to the same period in 2005, was due to increased salaries. Normal annual merit increases for associates account for a portion of the increase, along with cost for branch personnel hired in advance for a new branch opening in October 2006 and a second new branch to open in the first quarter of 2007. In addition, the Company has added associates for sales and service of its private banking business in Florida. Increased occupancy and equipment costs for the quarter ended September 30, 2006, as compared to the same quarter in 2005 was primarily due to equipment disposal and clean-up costs associated with branch renovations completed during the three months ended September 30, 2006. The decrease to data processing costs for the three months ended September 30, 2006, as compared to the same period in 2005, was primarily due to decreased software licensing costs for the Company’s operating system that resulted from negotiations of a new contract with the vendor. Outside and professional services cost decreased for the three months ended September 30, 2006 as compared to the same period in 2005, as the Company incurred significant fees associated with Sarbanes-Oxley initiatives and tax planning initiatives that have not been incurred in 2006.

In general, we expect non-interest expense will increase in future periods as a result of continued growth and expansion and the costs associated with our operation as a public company.

Income tax expense. Income tax expense increased $1.2 million to $759,000 for the three months ended September 30, 2006, from $(388,000) for the same period in 2005. The increase was primarily due to the elimination of a tax-related contingent liability in the third quarter of 2005 of $895,000. The contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statute of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary. We anticipate that income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

General. Our net income for the nine months ended September 30, 2006, was $4.2 million, which was $637,000 more than for the same period in 2005. Net interest income increased 9.9%, or $1.5 million in the nine months ended September 30, 2006 to $16.4 million , compared to the same period in 2005, on growth in interest earning assets combined with an increase in the interest yield on such assets that offset the rising cost of deposits. Provision for loan losses decreased 88.1%, or $1.4 million to $183,000 for the nine months ended September 30, 2006, as compared to $1.5 million in the same period in 2005, on the basis of improved credit quality. Non-interest income for the nine months ended September 30, 2006 grew by 10.9% to $5.9 million, as compared to $5.3 million for the same nine months in 2005, due primarily to increased service charges and fees. The increase in non-interest income was offset by increased non-interest expense which grew $1.3 million, or 8.9%, to $15.9 million for the nine months ended September 30, 2006, from $14.6 million for the same period 2005, due to increased compensation and benefit costs and other operating costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the nine months ended September 30, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the nine months ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$606,576	$30,015	6.60%	$542,796	$24,532	6.03%
Securites(2)	71,492	2,447	4.56%	60,221	1,400	3.10%
Other interest-earning assets(3)	31,821	1,215	5.09%	47,234	1,137	3.21%

Total interest-earning assets	709,889	33,677	6.33%	650,252	27,069	5.55%
Non-interest-earning assets	56,713			42,781
Total assets	$766,602			$693,033

INTEREST-BEARING LIABILITIES
Savings deposits	$50,959	152	0.40%	$62,943	203	0.43%
Interest on interest-bearing demand	61,193	1,182	2.58%	54,421	813	1.99%
Money market accounts	68,550	1,902	3.70%	56,070	1,088	2.59%
Time deposits	310,027	9,792	4.21%	260,556	6,444	3.30%
Federal Home Loan Bank advances	125,171	3,953	4.21%	116,249	3,636	4.17%
Securities sold under agreement to repurchase	9,704	333	4.58%	-	-	-

Total interest-bearing liabilities	625,604	17,314	3.69%	550,239	12,184	2.95%
Non-interest-bearing liabilities	46,913			42,321
Total liabilities	672,517			592,560
Stockholders' equity	94,085			100,473
Total liabilities and stockholders' equity	$766,602			$693,033

Net interest income		$16,363			$14,885
Net interest spread			2.64%			2.60%
Net earning assets	$84,285			$100,013
Net interest margin(4)			3.07%			3.05%
Average interest-earning assets to average interest-bearing liabilities		113.47%			118.18%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the nine months ended September 30, 2006 as compared to the same period in 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(In Thousands)
Loans receivable	$3,034	$2,449	$5,483
Securites	297	750	1,047
Other interest-earning assets	(449)	527	78
Total interest-earning assets	2,882	3,726	6,608

INTEREST-BEARING LIABILITIES
Savings deposits	(37)	(14)	(51)
Interest bearing demand accounts	110	259	369
Money market accounts	278	536	814
Time deposits	1,361	1,987	3,348
Federal Home Loan Bank advances	282	35	317
Securities sold under agreements to repurchase	333	-	333
Total interest-bearing liabilities	2,327	2,803	5,130

Net interest income	$555	$923	$1,478

Interest income. As shown in the table above the increase in interest income for the nine months ended September 30, 2006, as compared to the same period in 2005, is predominantly due to the rate earned on interest-earning assets, although growth in average outstanding interest-earning assets also contributed to such growth. Loans accounted for approximately 83% of the interest income growth, or $5.5 million for the nine months ended September 30, 2006, as compared to the same period in 2005. While the majority of the increased interest income from loans was due to increased average outstanding balances, the Company also increased its yield on average outstanding loan balances as a result of growth in prime interest rate-based loans. As discussed above in “Comparison of Financial Condition at September 30, 2006 and December 31, 2005 - Loans,” the flat/inverted yield curve over the last 12 months and a softening in residential real estate sales has led the Company to increase its emphasis on prime rate interest-based loans, such as home equity lending, construction loans and commercial real estate loans. The growth in average outstanding balances of home equity loans, construction loans and commercial real estate loans for the nine months ended September 30, 2006, as compared to the same period in 2005, accounted for approximately 66%, or $42.0 million of the total $64.0 million in average loan growth. During these same periods, the average prime rate increased 186 basis points from 6.12% to 7.98%.

The growth in interest income from investment securities and other interest-earning assets for the nine months ended September 30, 2006, as compared to the same period in 2005 was due to increased yields on these assets which have tracked upward consistent with increases to short-term interest rates.

We expect our interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earning assets is partly dependent on funding from deposit growth in existing markets and the opening of new branches in the second-half of 2006. Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest earning-assets desired for investment by the Company.

Interest expense. The increase in interest expense for the nine months ended September 30, 2006, as compared to the same period in 2005, was partially due to growth in average outstanding balances of interest-bearing deposit accounts, but more significantly due to increases to interest rates paid on those accounts. During the period of time from the end of the third quarter of 2005, until the end of the third quarter of 2006, the Federal Reserve Board increased the target rate for Federal Funds borrowings by 150 basis points, from 3.75% to 5.25%. In general, this has led to significant rate increases to interest-bearing deposit accounts in our markets, where competition for deposits among financial institutions is stiff. In order to fund loan growth and maintain deposit market share, the Company has increased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances has remained relatively flat for the nine months ended September 30, 2006 as compared to the same period in 2005, as new advances have generally had longer maturities and, therefore we have benefited from the flat or inverted yield curve. Given the current interest rate environment, and the stiff competition for deposits in our market, we do not expect interest rates paid on deposits to decline in the near term.

Net interest income. Net interest income increased during the nine months ended September 30, 2006, as compared to the same period in 2005, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans has, in part, enabled the Company to increase the overall yield of the loan portfolio, in addition to steady growth in average outstanding balances. In addition yields on securities have increased as short-term interest rates have tracked upward. Our net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, increased 4 basis points for the nine months ended September 30, 2006 as compared to the same nine months in 2005. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets increased 2 basis points.

Our rapid loan growth during 2004, primarily in adjustable rate one- to four-family residential mortgages, as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, recent increases in market interest rates have not generally, resulted in immediate increase in interest rate yields. Due to the fact that one- to four-family residential loans comprise over 50% of our total loan portfolio we do not expect our net interest spread or net interest margin to increase in the near term. However, we believe our recent growth in prime rate based loans, along with limited repricing of our hybrid ARM loans will continue to allow us to us to keep pace with future increases to cost of funds and limit the compression to interest margins. Management does expect net interest income to continue to grow as the Company utilizes deposit growth to expand its business and continues to emphasize loan growth in home equity, construction and commercial real estate loans.

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

Based on management’s evaluation of these factors, provisions of $183,000 and $1.5 million were made during the nine months ended September 30, 2006 and 2005, respectively. The decrease in the provision for loan losses was primarily due to a decline in specific reserves for large non-homogenous loans as a result of improved credit quality and a decrease in net-charge offs. For the nine months ended September 30, 2006 net charge-offs were $272,000, while for the same period in 2005, net charge-offs were $1.3 million.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may necessarily be based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2006, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the nine months ended September 30, 2006 and 2005 were as follows:

			Increase (decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$4,360	$3,770	$590	15.6%
Net loss on available for sale securities	(166)	-	(166)	-100.0%
Gain on sale of real estate mortgages
held for sale	51	114	(63)	-55.3%
Gain on sale of foreclosed assets	(10)	41	(51)	-124.4%
Commission income	239	328	(89)	-27.1%
Interchange fees	588	561	27	4.8%
Bank owned life insurance earnings	629	391	238	60.9%
Other	229	135	94	69.6%
	$5,920	$5,340	$580	10.9%

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of increased ATM and check card overdraft fees which began in the third quarter of 2005. The implementation of overdraft fees for ATM and check card overdrafts was part of a several fee initiatives started in 2005, which focused on improving our discipline over service charge fees and collections. We expect the growth of service charges and fees for the remainder of 2006, as compared to 2005, to be flat as most of the initiatives became fully effective in the third and fourth quarters of 2005. New growth will principally result from expanded products and services in existing markets and new branches opened in the fourth quarter of 2006 and the first quarter of 2007.

The net loss on available for sale securities for the nine months ended September 30, 2006, was due to the recognition of an impairment loss on certain FHLB debt securities held at the end of the first quarter of 2006 for $177,000. The impairment loss was estimated based on the difference between the original cost of the securities and their estimated fair value as March 31, 2006. The securities were sold during the second quarter for an actual loss of $166,000 and the loss recorded at the time the securities were identified for disposal was adjusted to the actual loss at the time of the sale. The securities disposed of had an original purchase cost of $16.0 million and a weighted average yield of 3.84%. They were identified for disposal in an effort to improve the Company’s net interest margin. During the second quarter of 2006 the Company purchased a like amount of securities with a weighted average interest rate of 5.77%.

The growth in bank owned life insurance earnings for the nine months ended September 30, 2006, as compared to the same period in 2005, was due to an increase in the average amount invested from $13.1 million in 2005 to $20.8 million in 2006.

Other non-interest income for the nine months ended September 30, 2006 included a gain of $208,000 resulting from the early termination of an interest rate swap agreement that had been used as a cash flow hedge for a FHLB advance of $5,000,000. In connection with our asset liability strategy, the FHLB advance was prepaid during the second quarter and the interest rate swap agreement was terminated with the counter-party resulting in the realized gain. We do not expect future gains from early termination of the remaining interest rate swap cash flow hedge, which at September 30, 2006 had a fair market value of $419,000, net of taxes.

Non-interest expense. The components of non-interest expense for the nine months ended September 30, 2006 and 2005 were as follows:

			Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$8,049	$6,986	$1,063	15.2%
Occupancy and equipment	1,609	1,267	342	27.0%
Data processing	1,135	978	157	16.1%
Advertising	631	446	185	41.5%
Outside professional services	1,317	1,775	(458)	-25.8%
Interchange charges	420	463	(43)	-9.3%
Collection expense and repossessed
asset losses	218	247	(29)	-11.7%
Telephone	359	412	(53)	-12.9%
Other	2,154	2,023	131	6.5%
	$15,892	$14,597	$1,295	8.9%

Compensation and benefit expense for the nine months ended September 30, 2006, as compared to the same period in 2005, increased $480,000 for the recognition of compensation expense for awards made under the Company’s share-based compensation plans which were initially awarded in the third quarter of 2005. The remaining increase to compensation and benefit expense was primarily due to increased salaries. Normal annual merit increases for associates account for a portion of the increase, along with additional associates for sales and service of our private banking customers in Florida and new branch personnel hired in advance of the branch opening in October 2006. Occupancy and equipment charges increased for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to increased building and equipment maintenance costs, including the refurbishment costs at two branches during the third quarter of 2006, along with higher real estate tax expenses. The increased data processing costs for the nine months ended September 30, 2006, as compared to the same period in 2005, were primarily due to increased software licensing costs for the Company’s operating system, the fees for which were based partly on the asset size of the Company during the first half of 2006. In the third quarter of 2006, the Company completed negotiations on a new contract for software licensing with terms that will result in reduced costs. Advertising expenses for the first nine months of 2006 increased compared to the same period in 2005, as the Company has been more active in marketing through print and television advertisements. Outside and professional services cost decreased for the nine months ended September 30, 2006 as compared to the same period in 2005, as the Company incurred significant fees associated with Sarbanes-Oxley initiatives and tax planning initiatives in 2005 that have not been incurred in 2006.

In general, we expect non-interest expense will increase in future periods as a result of continued growth, expansion, and the costs associated with our operation as a public company.

Income tax expense. Income tax expense increased to $2.0 million for the nine months ended September 30, 2006, from $487,000 for the same period in 2005. The increase was primarily due to the elimination of a tax-related contingent liability in the third quarter of 2005 of $895,000. The contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statute of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary. In addition income tax expense increased in 2006 as compared to 2005 due to an increase in income before income tax expense when comparing the two periods. The effective income tax rate on income before income taxes for the nine months ended September 30, 2006 was 31.8%, compared to 33.8% for the same period in 2005 before the tax benefit of $895,000. The decline in the effective tax rate is primarily due to increased income from Bank Owned Life Insurance, which is not taxable for federal income tax purposes. We anticipate that income tax expense will continue to vary as income before income taxes varies.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five- year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. We believe the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon. The EVE, considering the assumed changes in interest rates as of September 30, 2006, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at September 30, 2006
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	2.83	2.83	2.86	2.96	2.98	2.98
Duration of liabilities(1)	2.45	2.45	2.45	2.51	2.51	2.51
Differential in duration	0.38	0.38	0.41	0.45	0.47	0.47

Amount of change in Economic Value of Equity(2)	$9,132,419	$6,204,712	$3,288,188	$(3,620,845)	$(7,632,533)	$(11,448,799)
Percentage change in Economic Value of Equity(2)	9.56%	6.50%	3.44%	-3.79%	-7.99%	-11.99%

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

In evaluating Atlantic Coast Federal Corporation’s exposure to interest rate movements, certain shortcomings inherent in the EVE methodology must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in our EVE methodology. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Atlantic Coast Federal Corporation considers all of these factors in monitoring its exposure to interest rate risk.

We believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal Corporation manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one- to four-family real estate loans. Also, to a limited degree, we have utilized interest rate swap agreements as a part of our asset/liability management strategy to reduce interest rate risk. As of September 30, 2006, the Company held interest rate swaps agreements classified as cash flow hedges of certain FHLB advances with notional amounts totaling $10.0 million. We have determined that the fair value of these interest rate swaps was approximately $676,000 as of September 30, 2006. The Company also had two interest rate swaps with a combined notional value of $10.0 million as of September 30, 2006, used to promote our asset/liability management strategy by mitigating the impact to our net interest margin of sudden and unplanned interest rate changes. These swaps, which do not qualify for hedge accounting, had an estimated value on September 30, 2006 of $(43,000). Finally, Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2006

Part II - Other Information

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s common stock repurchase plans. Purchases made in July and August relate to the repurchase that was approved by the Company’s Board of Directors on September 23, 2005. The purpose of the stock repurchase plan was to replace shares issued to key employees and outside directors under the Company’s Recognition Plan. Purchases made in September relate to a stock repurchase plan approved by the Company’s Board of Directors on September 1, 2006. Stock repurchased under this plan will be held in Treasury for future deployment by the Company as needed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2006 through July 31, 2006	0	$-	-	200,032

August 1, 2006 through August 31, 2006	200,032	17.28	200,032	0

September 1, 2006 through September 30, 2006	135,750	17.82	135,750	342,250

Total	335,782	$17.50	335,782	342,250

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

September 30, 2006

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: November 14, 2006	/s/ Robert J. Larison, Jr
Robert J. Larison, Jr., President and Chief Executive Officer

Date: November 14, 2006	/s/ Jon C. Parker, Sr.
Jon C. Parker, Sr., Senior Vice-President and
Chief Financial Officer