Form 10-K
period 2006-12-31
ATLANTIC COAST FEDERAL CORP
filed 2007-03-30
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-50962

ATLANTIC COAST FEDERAL CORPORATION
(Exact name of registrant as specified in its charter)

Federal	59-3764686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Haines Avenue Waycross, Georgia	31501
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 342-2824

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K ☐.

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
YES ☐ NO ☒.

As of March 23, 2007, there were outstanding 13,672,724 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2006 was $68,119,238.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant’s Definitive Proxy Statement for the 2007 Annual Stockholders Meeting (Part III).

(THIS PAGE INTENTIONALLY LEFT BLANK)

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K
Table of Contents

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K
Table of Contents, continued

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	114
Item 11.	Executive Compensation	114
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
Item 13.	Certain Relationships and Related Transactions, and Director Independence	114
Item 14.	Principal Accountant Fees and Services	114

PART IV

Item 15.	Exhibits and Financial Statement Schedules	114
Form 10-K	Signature Page
Exhibit 21.	Subsidiaries of Registrant
Exhibit 23.1	Consent of Crowe Chizek and Company LLC
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1.  Business

General

This Form 10-K contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation’s market area, changes in the position of banking regulators on the adequacy of the allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Atlantic Coast Federal Corporation (or the “Stock Company”) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Stock Company was organized on January 1, 2003 as part of a three-tier mutual holding company reorganization plan adopted on May 30, 2002, for the purpose of acquiring all of the capital stock issued upon reorganization of Atlantic Coast Bank (or the “Bank”), formerly known as Atlantic Coast Federal, a federally chartered stock savings association, together referred to as the Company. Since the primary activity to date of the Stock Company is holding all of the stock of Atlantic Coast Bank, the terms “Bank” and “Company” may be used interchangeably throughout this Form 10-K.

On October 4, 2004, Atlantic Coast Federal Corporation completed a minority stock offering in which it sold 5,819,000 shares or 40% of its common stock to eligible depositors and the Bank’s Employee Stock Option Plan (“ESOP”), with the majority of the 14,547,500 shares outstanding being retained by Atlantic Coast Federal, MHC (the “MHC”). Net proceeds from the sale of the shares were of $51.7 million, net of conversion expenses of $1.9 million and proceeds loaned to the ESOP of $4.7 million. Use of the proceeds is discussed in the Business Strategy section of this Item.

In July 2005, the Stock Company issued, out of previously authorized but unissued common stock, 258,469 shares of common stock as restricted stock awards to outside directors and key employees under the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”). The Stock Company also conducted common stock repurchase programs during 2005 and 2006, resulting in the repurchase of 1,029,139 shares or 6.9% of total outstanding shares of common stock. At December 31, 2006, the MHC owns 63.3%, or 8,728,500 shares, of the stock of the Stock Company, with the remaining 36.7%, or 5,055,830 shares held by persons not associated with MHC and the Stock Company. The Stock Company holds 100% of Atlantic Coast Bank's outstanding common stock.

The Stock Company has not engaged in any significant business to date. Its primary activity is holding all of the stock of Atlantic Coast Bank. In the future Atlantic Coast Federal Corporation may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current agreements in place for these activities. Atlantic Coast Federal Corporation does not maintain offices separate from those of Atlantic Coast Bank or utilize persons other than certain of Atlantic Coast Bank’s officers. Directors and officers of Atlantic Coast Federal Corporation are not separately compensated for their service.

Atlantic Coast Bank was originally established in 1939 as a credit union to serve the employees of the Atlantic Coast Line Railroad. At the time of the conversion from a federal credit union to a federal mutual savings association the Bank’s field of membership consisted of about 125 various employee groups, residents of Atkinson, Bacon, Brantley, Charlton, Clinch, Coffee, Pierce and Ware counties in Georgia, and employees of CSX Transportation Inc. (“CSX”), which is headquartered in Jacksonville, Florida. However, as a credit union, the Bank was legally restricted to serve only individuals who shared a “common bond” such as a common employer.

On November 1, 2000, after receiving the necessary regulatory and membership approvals, Atlantic Coast Federal Credit Union converted to a federal mutual savings association known as Atlantic Coast Bank that serves the general public. The conversion has allowed the Bank to diversify its customer base by marketing products and services to individuals and businesses in its market area. Unlike a credit union, the Bank may make loans to customers who do not have a deposit relationship. Following the conversion management of the Bank began to emphasize residential mortgage lending and commercial real estate loans and to reduce automobile and consumer lending activities which had become unattractive lines of business due to delinquencies, charge-offs and competitive pressures from financing programs offered by the automobile manufacturers. Consumer lending, such as credit cards, have also incurred historically high delinquency and charge-off rates. See “-Lending Activities.”

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, home equity loans, commercial real estate loans and, to a lesser extent, automobile and consumer loans. The Bank also originates multi-family residential loans, commercial business loans and commercial construction and residential construction loans. Loans are obtained through retail staff, through brokers, participations with other financial institutions, and wholesale purchases.

Revenues are derived principally from interest on loans and other internal earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years. Deposits are solicited in the Bank’s primary market area of southeastern Georgia and the Jacksonville metropolitan area.

Market Area

The Bank intends to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Waycross, Georgia, with branches in Waycross, Douglas and Garden City, Georgia, as well as Jacksonville metro area, Jacksonville Beach, Orange Park, Neptune Beach, Fernandina Beach and Julington Creek. The Bank also has a branch in Lake City, Florida, which is located approximately 60 miles west of Jacksonville, Florida. Waycross is located in Ware County, Georgia and the dominant employer in town is CSX Transportation, Inc., which operates a major railroad facility there. The market area of southeastern Georgia is marked by limited growth trends and is a largely agricultural-based economy. Based on the most recent data available, Atlantic Coast Bank’s approximate deposit market share in its Georgia markets was 3.63% and in its Florida markets was 1.34%. The Jacksonville market is one of the most affordable cities in Florida with ample employment opportunities and an appreciating housing market. The city serves not only as a financial hub, but also as a regional healthcare and insurance center. It also has a healthy tourism industry, has recently become active as a host city for major sporting events such as the Super Bowl in 2005 and the 2006 NCAA basketball tournament regional site, and is home to the 14th largest port in the United States.

Lending Activities

General. The Bank originates one- to four-family residential first and second mortgage loans, home-equity loans, land and multifamily real estate loans, commercial real estate loans, construction loans and to a lesser extent automobile and other consumer loans. The Bank also purchases loans, principally one- to four-family residential mortgages, in the form of whole loans as well as participation interests, for interest rate risk management, portfolio diversification and to supplement organic loan growth. Loans carry either a fixed or adjustable rate of interest. Consumer loans are generally short-term and amortize monthly or have interest payable monthly. Mortgage loans generally have a longer-term amortization, with maturities up to 40 years, with principal and interest due each month. At December 31, 2006, the net loan portfolio totaled $639.5 million, which constituted 75.9% of total assets.

At December 31, 2006, the maximum amount that the Bank could have loaned to any one borrower and the borrower’s related entities under applicable regulations was approximately $12.2 million. At December 31, 2006, there were no loans or group of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s largest lending relationship is a $5.9 million mortgage loan participation with a large Florida mortgage banker. The second largest relationship is comprised of four loans totaling $5.3 million secured by the income produced by the underlying commercial real estate. The third largest relationship is comprised of twelve loans totaling $4.8 million and secured by commercial real estate, commercial equipment and a residential real estate mortgage on the primary residence of the guarantors. The fourth largest relationship totals $4.5 million and is secured primarily by income producing commercial real estate. The fifth largest relationship totals $3.9 million for development and construction of residential homes in the Jacksonville MSA. All loans have personal guarantees as a secondary source of repayment and were performing according to the terms of their agreements at year end.

The following table presents information concerning the composition of Atlantic Coast Bank’s loan portfolio in dollar amounts and in percentages at the dates indicated.

	2006		2005		At December 31, 2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$334,000	52.14%	$324,681	55.88%	$303,544	58.44%	$236,959	53.73%	$177,295	46.14%
Commercial	60,912	9.51%	59,074	10.16%	57,178	11.01%	56,228	12.75%	36,161	9.41%
Other (land & multifamily)	34,446	5.38%	20,302	3.49%	20,120	3.87%	13,568	3.08%	11,502	2.99%
Total real estate loans	429,358	67.03%	404,057	69.53%	380,842	73.32%	306,755	69.56%	224,958	58.54%

Real estate construction loans:
Construction-one- to four-family	32,467	5.07%	24,243	4.17%	14,275	2.75%	11,913	2.70%	7,552	1.97%
Construction-commercial	2,862	0.45%	2,577	0.44%	2,577	0.50%	18,663	4.23%	22,975	5.97%
Acquisition & development	2,103	0.33%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	37,432	5.85%	26,820	4.61%	16,852	3.25%	30,576	6.93%	30,527	7.94%

Other loans:
Home equity	91,062	14.22%	79,016	13.60%	60,077	11.57%	39,217	8.89%	32,645	8.50%
Consumer	63,630	9.93%	62,846	10.81%	57,893	11.15%	60,925	13.81%	88,071	22.92%
Commercial	19,044	2.97%	8,430	1.45%	3,711	0.71%	3,553	0.81%	8,065	2.10%
Total other loans	173,736	27.12%	150,292	25.86%	121,681	23.43%	103,695	23.51%	128,781	33.52%

Total loans	640,526	100.00%	581,169	100.00%	519,375	100.00%	441,026	100.00%	384,266	100.00%

Less:
Net deferred loan origination (fees) costs	3,348		3,164		1,473		554		(231)
Premiums on purchased loans	348		695		819		635		435
Allowance for loan losses	(4,705)		(4,587)		(3,956)		(6,593)		(4,692)
Total loans, net	$639,517		$580,441		$517,711		$435,622		$379,778

The following table presents the composition of Atlantic Coast Bank’s loan portfolio by fixed and adjustable-rate at the dates indicated.

	2006		2005		At December 31, 2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in Thousands)
Real estate loans:
One- to four-family	$115,453	18.02%	$113,590	19.55%	$118,515	22.82%	$136,155	30.87%	$120,162	31.27%
Commercial	23,840	3.72%	22,612	3.89%	33,568	6.46%	29,662	6.73%	36,161	9.41%
Other (land and multi-family)	15,780	2.46%	8,474	1.46%	5,436	1.05%	13,568	3.08%	11,502	2.99%
Total real estate loans	155,073	24.20%	144,676	24.90%	157,519	30.33%	179,385	40.68%	167,825	43.67%
Real estate construction loans:
Construction-one- to four-family	4,046	0.63%	16,418	2.82%	14,275	2.74%	4,327	0.98%	7,552	1.97%
Construction-commercial	1,758	0.27%	-	0.00%	600	0.12%	11,721	2.66%	22,975	5.97%
Acquisition & development	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	5,804	0.90%	16,418	2.82%	14,875	2.86%	16,048	3.64%	30,527	7.94%
Other loans:
Home equity	20,176	3.15%	13,184	2.27%	7,994	1.54%	8,257	1.87%	11,287	2.94%
Consumer	62,868	9.82%	62,343	10.73%	57,409	11.05%	60,925	13.81%	88,071	22.92%
Commercial	2,349	0.37%	535	0.09%	2,370	0.46%	3,553	0.81%	8,065	2.10%
Total other loans	85,393	13.34%	76,062	13.09%	67,773	13.05%	72,735	16.49%	107,423	27.96%
Total fixed-rate loans	246,270	38.44%	237,156	40.81%	240,167	46.24%	268,168	60.81%	305,775	79.57%

ADJUSTABLE-RATE LOANS
Real estate loans:
One-to-four-family	218,547	34.12%	211,091	36.31%	185,029	35.62%	100,804	22.86%	57,133	14.87%
Commercial	37,072	5.79%	36,462	6.27%	23,610	4.55%	26,566	6.02%	-	0.00%
Other (land and multi-family)	18,666	2.91%	11,828	2.04%	14,684	2.83%	-	0.00%	-	0.00%
Total real estate loans	274,285	42.82%	259,381	44.62%	223,323	43.00%	127,370	28.88%	57,133	14.87%
Real estate construction loans:
Construction-one- to four-family	28,421	4.44%	7,825	1.35%	-	0.00%	7,586	1.72%	-	0.00%
Construction-commercial	1,104	0.17%	2,577	0.44%	1,977	0.38%	6,942	1.57%	-	0.00%
Acquisition & development	2,103	0.33%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	31,628	4.94%	10,402	1.79%	1,977	0.38%	14,528	3.29%	-	0.00%
Other loans:
Home equity	70,886	11.07%	65,832	11.33%	52,083	10.03%	30,960	7.02%	21,358	5.56%
Consumer	762	0.12%	503	0.09%	484	0.09%	-	0.00%	-	0.00%
Commercial	16,695	2.61%	7,895	1.36%	1,341	0.26%	-	0.00%	-	0.00%
Total other loans	88,343	13.80%	74,230	12.78%	53,908	10.38%	30,960	7.02%	21,358	5.56%
Total adjustable-rate loans	394,256	61.56%	344,013	59.19%	279,208	53.76%	172,858	39.19%	78,491	20.43%

Total loans	$640,526	100.00%	$581,169	100.00%	$519,375	100.00%	$441,026	100.00%	$384,266	100.00%
Less:
Net deferred loan origination (fees) costs	3,348		3,164		1,473		554		(231)
Premiums on purchased loans	348		695		819		635		435
Allowance for loan losses	(4,705)		(4,587)		(3,956)		(6,593)		(4,692)
Total loans, net	$639,517		$580,441		$517,711		$435,622		$379,778

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in Atlantic Coast Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include un-disbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	One to Four Family		Commercial Real Estate		Other Real Estate		Construction-One- to four-family (1)		Construction- Commercial (1)		Acquisition & Development
At December 31, 2006	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less	$12	7.51	$6,894	8.09	$4,013	8.69	$22,033	8.31	$-	-	$-	-
Greater than 1 to 3 years	1,303	4.34	16,076	8.17	4,981	7.76	2,342	8.49	1,105	8.25	2,103	8.75
Greater than 3 to 5 years	5,972	5.36	13,927	8.11	10,276	7.76	-	-	495	8.25	-	-
Greater than 5 to 10 years	6,609	6.49	16,309	6.85	2,733	8.53	-	-	423	7.5	-	-
Greater than 10 to 20 years	69,643	5.64	7,124	6.60	9,456	6.69	944	6.04	839	8.05	-	-
More than 20 years	250,461	5.62	582	6.62	2,987	7.52	7,148	6.47	-	-	-	-
Total	$334,000		$60,912		$34,446		$32,467		$2,862		$2,103

	Home Equity		Consumer		Commercial		Total
At December 31, 2006	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less	$99	9.16	$3,945	8.64	$8,611	8.22	$45,607	8.32
Greater than 1 to 3 years	66	7.68	12,665	9.83	1,129	7.65	41,770	8.54
Greater than 3 to 5 years	5,129	8.25	25,699	10.66	4,600	7.71	66,098	8.78
Greater than 5 to 10 years	6,102	8.25	6,041	8.36	4,704	8.45	42,921	7.49
Greater than 10 to 20 years	22,046	8.81	12,756	9.86	-	-	122,808	6.80
More than 20 years	57,620	8.53	2,524	10.45	-	-	321,322	6.22
Total	$91,062		$63,630		$19,044		$640,526

(1)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

The following schedule illustrates the interest rate sensitivity of Atlantic Coast Bank’s loan portfolio at December 31, 2006. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not include scheduled payments or potential prepayments.

	One- to Four-Family Amount	Commercial Real Estate Amount	Other -Real Estate Amount	Construction One- to four-family(1) Amount	Construction Commercial (1) Amount	Acquisition & Development Amount	Home Equity Amount	Consumer Amount	Commercial Amount	Total Amount
	(Dollars in Thousands)

1 year or less	$14,212	$19,536	$10,610	$24,375	$1,105	$2,103	$61,768	$4,485	$17,997	$156,191
Greater than 1 to 3 years	127,816	21,341	8,773	1,418	-	-	8,060	12,650	628	180,686
Greater than 3 to 5 years	41,435	9,383	7,648	2,647	495	-	5,986	25,177	355	93,126
Greater than 5 to 10 years	13,801	5,897	2,694	-	423	-	5,385	6,041	64	34,305
Greater than 10 to 20 years	58,020	4,755	4,031	436	839	-	8,850	12,753	-	89,684
More than 20 years	78,716	-	690	3,591	-	-	1,013	2,524	-	86,534

Total	$334,000	$60,912	$34,446	$32,467	$2,862	$2,103	$91,062	$63,630	$19,044	$640,526

(1)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows repricing dates greater than one year.

One- to Four-Family Real Estate Lending. At December 31, 2006, one- to four-family residential mortgage loans totaled $334.0 million, or 52.14%, of the gross loan portfolio. Generally, one- to four-family loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. For highly credit worthy borrowers, the ratio may be extended to 89.9% depending on the occupancy of the property. Borrowers electing an interest only payment are qualified using a fully amortizing payment based on the fully indexed interest rate. As of December 31, 2006 the interest only portfolio totaled $49.9 million, 14.9% of the total mortgage loan portfolio.

Properties securing one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently, the Bank originates one- to four-family mortgage loans on a fixed-rate and adjustable-rate basis. Management’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate loans are tied to a variety of indices including rates based on U. S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted based upon the applicable index and in accordance with the note. The Bank’s home mortgages are structured with a five to forty year maturity, with amortizations up to 40-years. Substantially all of the one- to four-family loans originated or purchased are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws. Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines. The Bank sells loans to investors on the secondary market to fulfill customer demand for product(s) that do not fit in the Bank’s portfolio strategy.

Commercial Real Estate Lending. The Bank offers commercial real estate loans for both permanent financing and construction. These loans are typically secured by small retail establishments, rental properties, storage facilities, and office buildings located in the Bank’s primary market area. At December 31, 2006, permanent commercial real estate loans totaled $60.9 million, or 9.51%, of the gross loan portfolio.

The Bank originates both fixed-rate and adjustable-rate commercial real estate loans. The interest rate on adjustable- rate loans is tied to a variety of indices, including rates based on the Prime Rate and U.S. Treasury securities. The majority of the Bank’s adjustable-rate loans carry an initial fixed-rate of interest for either three or five years and then convert to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 25 years, and generally have maturities of up to 10 years and may carry pre-payment penalties.

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors. Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank requires that commercial real estate borrowers with balances in excess of $250,000 submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state-licensed fee appraisers approved by the board of directors. The majority of the properties securing commercial real estate loans are located in the Bank’s market area.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality - Non-Performing Loans.”

Other Real Estate Loans. As of December 31, 2006, other real estate secured loans totaled $34.4 million and consisted mainly of land loans, but also includes loans secured by multi-family property. The Bank offers land loan financing to commercial and individual borrowers who can support the debt service. Loans to commercial and individual borrowers secured by land total $26.5 million and loans secured by multi-family property total $7.9 million as of December 31, 2006. Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank typically generally underwrites land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property. Presently, the Bank will lend up to 90% of the lesser of the appraised value or purchase price on land loans to individuals.

The Bank offers both fixed and adjustable rate land loans to commercial borrowers. Essentially all of these loans are secured by property located in the Bank’s primary market areas of Northeast Florida and Southeast Georgia. The loans carry a maximum loan-to-value of 65%. If the borrower is a limited liability company or corporation, the Bank will generally obtain personal loan guarantees from the principals of the borrowing entity based on a review of their personal financial statements and personal credit report information. Loans to commercial borrowers secured by land are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow of the borrowing entity or guarantors is reduced, the borrower’s ability to repay the loan may be impaired

The Bank also offers loans secured by multi-family residential real estate. These loans are secured by real estate located in the Bank’s primary market area. At December 31, 2006, multi-family residential loans totaled $7.9 million, or 1.2% of the gross loan portfolio. Multi-family residential loans are generally originated with adjustable interest rates based on prime or U.S. Treasury securities. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize over a period of up to 30 years. Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

Real Estate Construction Lending. As of December 31, 2006, loans for the construction of real estate totaled $37.4 million, or 5.84% of the total portfolio. The real estate construction portfolio consists of both residential and commercial construction loans. Residential construction loans, including those purchased from brokers, are generally made for the construction of pre-sold builder homes to individual borrowers. As of December 31, 2006, the Bank had $32.5 million in residential construction loans. Residential construction loans are underwritten according to the terms available on the secondary market. Generally, construction loans are limited to loan to value ratio not to exceed 85% based on the lesser of cost to construct or the appraised value upon completion. The Bank offers both construction only and construction-to-permanent loans.

Construction only loans to individuals generally have a term of 12 months with a variable interest rate tied to the prime rate as published in the Wall Street Journal plus a margin ranging from .50% to 1.5% with a loan to value of no more than 85% of the cost of the construction or appraised value, whichever is less. These loans are underwritten according to secondary market guidelines and must qualify for permanent financing as part of the origination process even if the permanent financing will be obtained from another mortgage lender. The Bank also originates construction only loans to builders to finance the construction of 1-4 family residences. The builder must have sufficient cash flow to repay the debt based term loan. As of December 31, 2006, loans to builders for the construction of pre-sold or speculative 1-4 residential property and lot inventory totaled $6.3 million.

Construction-to-permanent loans are structured where one closing occurs for both the construction and the permanent financing. During the construction phase, which can last up to eighteen months depending on the nature of the residence being built, a member of the loan servicing staff, the original appraiser, or a fee inspector makes inspections of the site and loan proceeds are disbursed directly to contractors or borrowers in accordance with the loan funding schedule as construction progresses. Borrowers are required to pay interest only during the construction phase with the loan converting to the terms of the amortizing note once the construction is completed. Typically, these loans convert to adjustable rate loans which are either held in portfolio or sold on the secondary market.

Home-Equity Lending. The Bank currently originates both fixed-term fully amortizing equity loans and open-ended interest only home equity lines of credit. At December 31, 2006, the portfolio totaled $91.1 million, or 14.22%, of the gross loan portfolio. The Bank generally underwrites one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. For high credit worthy borrowers the Bank may lend up to 110% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors or the value is determined using a qualified asset valuation model. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest. As of December 31, 2006, interest only lines of credit totaled $33.9 million, or 37.21% of the total home equity loans. Borrowers requesting interest only lines are qualified using 1% of the commitment amount for determining the borrowers’ capacity to repay. All home equity loans have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance. Currently these loans are retained in the Bank’s loan portfolio.

Consumer Loans. The Bank currently offers a variety of consumer loans. Consumer loans are principally fixed rate, generally have shorter terms to maturity, thereby reducing exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2006, the consumer loan portfolio, inclusive of automobile loans, totaled $63.6 million, or 9.93%, of the gross loan portfolio. In recent years, the consumer lending portfolio as a percentage of the loan portfolio has continued to decrease due to management’s emphasis on real estate loan products.

The most significant component of the Bank’s consumer loan portfolio is automobile loans. Automobile loans are originated primarily on a direct basis to customers through the Bank’s branch network. Loans secured by automobiles totaled $29.6 million, or 4.62% of the gross loan portfolio as of December 31, 2006. Automobile loans have a fixed rate of interest and carry terms up to seven years for new automobiles and a maximum of five years for used automobiles. Loan-to-value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

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

Loan Originations, Purchases, and Sales

The Bank originates loans through its branch network, the internet and its call center. Referrals from current customers, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations. While the Bank originates both adjustable-rate and fixed-rate loans, origination volume is dependent upon customer loan demand within the Bank’s market area. Demand is affected by local competition and the interest rate environment. The Bank also purchases loans, principally one-to four-family residential mortgages, in the form of whole loans as well as participation interests for interest rate risk management and portfolio diversification and to supplement our organic growth. In addition, the Bank sells participation interests in some of its larger real estate loans.

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

Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. Contractually, the servicing institutions are required to adhere to collection policies no less stringent than the Bank’s policies. The Bank tracks each purchased loan individually to ensure full payments are received as scheduled. Each month, servicing institutions are required to provide delinquent loan status reports to the Bank’s loan operations department. The status reports are included in the month-end delinquent real estate report to management.

Delinquent Loans. The following table sets forth the Bank’s loans delinquent 60-to-89 days and 90 days or more past due by type, number, amount and percentage of type at December 31, 2006. Loans past due 60 days or more total $4.3 million, or .67% of total loans. Real estate loans 60 days or more past due total $1.3 million, or .20% of total loans. Construction loans 60 days or more past due total $747,000, or .12% of total loans. Other loans (consisting of home equity, consumer, and commercial non-real estate) total $2.2 million, or .35% of total loans.

	Loans Delinquent For:				Total
	60-89 Days		90 Days or More		Delinquent Loans
Loan Types	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate
One- to four-family	3	$421	4	$325	7	$746
Commercial	-	-	2	430	2	430
Other	1	16	1	104	2	120

Real Estate Construction
Construction - One- to four-family	1	196	3	551	4	747
Construction - Commercial	-	-	-	-	-	-
Construction - Acquisition & Development	-	-	-	-	-	-

Other Loans - Consumer
Home equity	2	376	2	280	4	656
Consumer	36	203	88	445	124	648
Commercial	-	-	88	915	88	915
Total	43	$1,212	188	$3,050	231	$4,262

Delinquent loans to total gross loans		0.19%		0.48%		0.67%

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. For loans on non-accrual, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. At December 31, 2006, the Bank had no loans delinquent 90 days or more that were accruing interest and loans 90 days or more past due and non-accrual loans as a percentage of total loans were .48% and .40% of total assets. For the year ending December 31, 2006, contractual gross interest income of $90,000 would have been recorded on non-performing loans if those loans had been current. Interest in the amount of $66,000 was included in income during 2006 on such loans.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Nonaccrual loans:
Real Estate
One- to four-family	$325	$697	$1,931	$465	$365
Commercial	430	238	3,271	5,670	-
Other	104	109	-	-	-

Real Estate Construction
Construction One-to four-family	551	-	-	-	-
Construction - Commercial	-	-	-	-	-
Construction - Acquisition & Development	-	-	-	-	-

Other
Home Equity	280	35	-	-	-
Consumer	445	597	290	267	868
Commercial	915	940	1,166	1,165	1,664
Total	$3,050	$2,616	$6,658	$7,567	$2,897

Accruing delinquent 90 days or more:

Real Estate
One- to four-family	-	-	-	-	-
Commercial	-	-	-	-	-
Other	-	-	-	-	-

Real Estate Construction
Construction One-to four-family	-	-	-	-	-
Construction - Commercial	-	-	-	-	-
Construction - Acquisition & Development	-	-	-	-	-

Other
Home Equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-

Total non-performing loans	3,050	2,616	6,658	7,567	2,897
Foreclosed assets	286	310	323	1,079	1,141

Total non-performing assets	$3,336	$2,926	$6,981	$8,646	$4,038

Non-performing loans to total loans	0.48%	0.45%	1.28%	1.72%	0.75%
Non-performing loans to total assets	0.40%	0.39%	1.09%	1.73%	0.90%

Real Estate Owned and Other Repossessed Assets. Real estate acquired as a result of foreclosure is classified as real estate owned. At the time of foreclosure, the property is recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. Other repossessed assets are recorded at the lower of the loan balance or fair market value. As of December 31, 2006, the Bank had real estate owned of $286,000.

Classified Assets. Banking regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the Federal Deposit Insurance Corporation (“FDIC”), which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 6.30% of equity capital and .67% of total assets at December 31, 2006.

The aggregate amount of classified loans at the dates indicated was as follows:

	At December 31,
	2006	2005
	(Dollars in Thousands)
Loss	$-	$-
Doubtful	686	1,719
Substandard	4,915	5,398
Total	$5,601	$7,117

At December 31, 2006, $2.0 million of classified loans were impaired, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), down from $4.5 million at year end 2005. Loans considered doubtful were $686,000 down from $1.7 million at year end 2005. Loans are classified as special mention when it is determined that a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms. Special mention loans were $8.5 million at both December 31, 2006 and 2005. All loans classified as special mention are performing according to their contractual terms and no losses are anticipated at this time.

Allowance for Loan Losses. An allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses incurred in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a SFAS No. 5, Accounting for Contingencies (“SFAS 5”) component by type of loan and specific allowances for identified problem loans. The allowance incorporates the results of measuring impaired loans as provided in SFAS 114 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component. Loss factors are based on the Bank’s historical loss experience and on significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Other conditions such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio exist as of the balance sheet date are considered as well. Senior management reviews these conditions quarterly in discussions with the Bank’s senior credit officers. To the extent that a specifically identifiable problem credit or portfolio segment as of the evaluation date evidences any of these conditions, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where a specifically identifiable problem credit or portfolio segment as of the evaluation date does not evidence any of these conditions, management’s evaluation of the loss related to this condition is reflected in the general allowance.

Management also evaluates the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of the secured collateral, and economic conditions in the market area. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

At December 31, 2006, the allowance for loan losses was $4.7 million or 0.73% of the total loan portfolio and 154.2% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective and requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In management’s opinion, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2006.

The following table sets forth an analysis of the allowance for loan losses.

	Year Ended December 31, 2006
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$4,587	$3,956	$6,593	$4,692	$3,766
Charge-offs:
Real Estate Loans
One-to four-family	107	192	78	300	500
Commercial	-	605	4,637	-	-
Other (Land & Multi-family)	-	-	-	-	-
Real Estate Construction Loans
Construction One-to four family	-	-	-	-	-
Construction Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	14	160	63	25	-
Consumer	1,094	1,249	1,642	2,259	2,752
Commercial	-	120	-	664	251
Total charge-offs	1,215	2,326	6,420	3,248	3,503
Recoveries:
Real Estate Loans
One-to four-family	54	40	7	86	1
Commercial	83	51	-	-	-
Other (Land & Multi-family)	-	-	-	-	-
Real Estate Construction Loans
Construction One-to four family	-	-	-	-	-
Construction Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	18	1	11	2	-
Consumer	703	732	790	823	745
Commercial	-	12	-	-	-
Total recoveries	858	836	808	911	746
Net charge-offs	357	1,490	5,612	2,337	2,757
Provision for loan losses	475	2,121	2,975	4,238	3,683
Balance at end of period	$4,705	$4,587	$3,956	$6,593	$4,692
Net charge-offs to average loans during this period (1)	0.06%	0.27%	1.16%	0.57%	0.76%
Net charge-offs to average non-performing loans during this period	11.36%	43.41%	122.10%	30.88%	95.17%
Allowance for loan losses to non-performing loans	154.21%	175.36%	59.42%	87.13%	161.96%
Allowance as % of total loans (end of period) (1)	0.73%	0.78%	0.75%	1.47%	1.20%

(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts

The distribution of the allowance for loan losses on loans at the dates indicated is summarized as follows:

	At December 31,
	2006			2005			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$771	$334,000	52.14%	$672	$324,682	55.88%	$494	$303,544	58.44%
Commercial	660	60,912	9.51%	1,041	59,074	10.16%	1,404	57,178	11.01%
Other (land & multi-family)	212	34,446	5.38%	117	20,302	3.49%	32	20,120	3.87%

Real Estate Constrcution
Construction One-to four family	323	32,467	5.07%	185	24,242	4.17%	71	14,275	2.75%
Construction Commercial	63	2,862	0.45%	26	2,577	0.44%	179	2,577	0.50%
Acquistion & Development	-	2,103	0.33%	-	-	-	-	-	-

Other Loans
Home Equity	745	91,062	14.22%	497	79,016	13.60%	332	60,077	11.57%
Consumer	1,327	63,630	9.93%	1,581	62,846	10.81%	1,227	57,893	11.15%
Commercial	604	19,044	2.97%	468	8,430	1.45%	217	3,711	0.71%
Total	$4,705	$640,526	100.00%	$4,587	$581,169	100.00%	$3,956	$519,375	100.00%

	2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real Estate Loans
One-to four-family real estate	$281	$236,959	53.73%	$55	$177,295	46.13%
Commercial real estate	3,622	56,228	12.75%	389	36,161	9.41%
Other (land & multi-family)	28	13,568	3.08%	15	11,502	2.99%

Real Estate Constrcution
Construction-one-to four family	-	11,913	2.70%	-	7,552	1.97%
Construction -commercial	1,049	18,663	4.23%	251	22,975	5.98%
Acquistion & Development	-	-	-	-	-	-

Other Loans
Home equity	45	39,217	8.89%	512	32,645	8.50%
Consumer	1,328	60,925	13.81%	2,642	88,071	22.92%
Commercial	240	3,553	0.81%	828	8,065	2.10%
Total	$6,593	$441,026	100.00%	4,692	384,266	100.00%

Investment Activities

General. The Bank is required by federal regulations to maintain an amount of liquid assets, such as cash and short-term securities, for the purposes of meeting operational needs. The Bank is also permitted to make certain other securities investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments.” Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

The Bank is authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and government sponsored enterprises, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly. See “How We Are Regulated - Atlantic Coast Bank” for a discussion of additional restrictions on the Bank’s investment activities.

The board of directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the board. Investment activities are directed by the Treasurer and Chief Financial Officer, in coordination with the Company’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The current structure of the investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and maximizes earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.”

Investment Securities. The Bank invests in investment securities, for example United States government sponsored enterprises and state and municipal obligations, as part of its asset liability management strategy. All such securities are classified as available for sale.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), requires that investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity.

The following table sets forth the composition of the securities portfolio and other earning assets at the dates indicated.

	At December 31,
	2006		2005		2004
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency	$16,280	16.41%	$32,079	44.58%	$20,853	39.07%
State and municipal	1,729	1.74%	5,361	7.45%	11,930	22.36%
Mortgage Backed Securities	81,222	81.85%	34,525	47.97%	10,603	19.87%
Corporate commercial paper	-	-	-	-	9,967	18.68%
Mutual Funds	-	-	-	-	10	0.02%
Total	$99,231	100.00%	$71,965	100.00%	$53,363	100.00%

Other earning assets:
Interest-earning deposits with banks	$30,486	76.92%	$15,918	64.21%	$18,286	50.10%
Federal funds sold and securities purchased under agreements to resell	-	-	-	-	11,800	32.33%
FHLB stock	7,948	20.05%	7,074	28.53%	5,511	15.10%
Other investments	1,200	3.03%	1,800	7.26%	900	2.47%
Total	$39,634	100.00%	$24,792	100.00%	$36,497	100.00%

The composition and maturities of the debt securities portfolio, as of December 31, 2006, are as follows:

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)

Government sponsored enterprises	$5,686	$4,733	$969	$5,000	$16,388	$16,280
State and Municipal	1,073	675	-	-	1,748	1,729
Mortgage-backed securities	-	2,782	19,174	59,471	81,427	81,222
Total investment securities	$6,759	$8,190	$20,143	$64,471	$99,563	$99,231

Weighted average yield	4.16%	4.41%	5.54%	5.42%	5.28%	5.28%

(1)	The above presentation does not include the carrying values, yields and maturities of mutual funds as these investments do not have contractual maturities.

Sources of Funds

General. The Bank’s sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

Deposits. The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms. Deposits consist of time deposit accounts, savings, money market and demand deposit accounts. Historically, the Bank has paid attractive rates on deposit accounts. The Bank relies primarily on premium pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank will purchase time deposit accounts from brokers at costs and terms which are comparable to time deposits originated in the branch offices.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. Pricing of deposits are managed to be consistent with overall asset/liability management, liquidity and profitability objectives. Management consider numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank (“FHLB”). Interest rates are reviewed by senior management weekly. Based on historical experience, management believes that the Bank’s deposits are a relatively stable source of funds. Despite this stability, the Bank’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
			average			average			average
	Balance	Percent	rate	Balance	Percent	rate	Balance	Percent	rate

Deposit type
Non interest bearing demand	38,301	6.68%	-	38,454	7.45%	-	34,799	7.99%	-
Savings	41,915	7.31%	0.42%	53,725	10.41%	0.41%	67,506	15.49%	0.45%
Interest bearing demand	52,895	9.23%	3.00%	79,739	15.44%	2.44%	30,582	7.02%	1.22%
Money market demand	116,314	20.31%	4.69%	46,535	9.01%	3.09%	56,753	13.03%	2.00%
Total transactions
accounts	249,425	43.53%	2.89%	218,453	42.31%	1.65%	189,640	43.53%	0.96%

Certificate of deposit	323,627	56.47%	4.83%	297,868	57.69%	3.81%	246,042	56.47%	2.98%

Total deposits	573,052	100.00%	3.99%	516,321	100.00%	2.90%	435,682	100.00%	2.10%

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $131.7 million. The following table sets forth the maturity of those certificates as of December 31, 2006.

Maturity Period	At December 31, 2006
(Dollars in Thousands)

Three months or less	$45,577
Over three months through six months	23,070
Over six months through one year	15,540
Over one year to three years	39,976
Over three years	7,520

Total	$131,683

Borrowings. Although deposits are the primary source of funds, the Bank may utilize borrowings when it is a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity is required to purchase loans or to fund loan demand or when they meet asset/liability management goals. Borrowings have historically consisted of advances from the FHLB of Atlanta. See Note 9 of the Notes to Consolidated Financial Statements.

Advances from the FHLB of Atlanta may be obtained upon the security of mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2006, the Company had $144.0 million in FHLB advances outstanding.

The following table sets forth information as to FHLB advances for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(Dollars In Thousands)
Average balance outstanding	$128,260	$119,462	$87,640

Maximum month-end balance	$144,000	$129,000	$100,314

Balance at end of period	$144,000	$129,000	$100,314

Weighted average interest rate during the period	4.26%	4.18%	4.26%

Weighted average interest rate at end of period	4.45%	4.18%	3.67%

Subsidiary and Other Activities

At December 31, 2006, Atlantic Coast Federal Corporation did not have any active subsidiaries other than Atlantic Coast Bank. During 2005, Atlantic Coast Bank formed Atlantic Coast Holdings (“Holdings”) as a wholly owned subsidiary for the purpose of managing and investing in certain securities, as well as owning all of the common stock and 85% of the preferred stock of Coastal Properties, Inc. a Real Estate Investment Trust (“REIT”). The REIT was formed for the purpose of holding Georgia and Florida first lien residential mortgages originated by Atlantic Coast Bank. The activities of First Community Financial Services, a subsidiary of Atlantic Coast Bank, were consolidated into Atlantic Coast Bank in the fourth quarter of 2003.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations, which are applicable to Atlantic Coast Federal Corporation and Atlantic Coast Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect the operations of Atlantic Coast Federal Corporation and Atlantic Coast Bank. In addition, the regulations governing Atlantic Coast Federal Corporation and Atlantic Coast Bank may be amended from time to time by the Office of Thrift Supervision (“OTS”). Any such legislation or regulatory changes in the future could adversely affect Atlantic Coast Federal Corporation or Atlantic Coast Bank. No assurance can be given as to whether or in what form any such changes may occur.

General. Atlantic Coast Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), which insures the deposits of Atlantic Coast Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders. The OTS regularly examines the Bank and prepares reports for the consideration of Atlantic Coast Bank’s board of directors on any deficiencies that it may find in the Bank’s operations. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of loan documents. Any change in such regulations, whether by the FDIC, the OTS, or the Congress, could have a material adverse impact on Atlantic Coast Federal Corporation and Atlantic Coast Bank and their operations.

Atlantic Coast Federal Corporation

General. Atlantic Coast Federal Corporation is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners’ Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Atlantic Coast Federal Corporation and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Atlantic Coast Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Atlantic Coast Federal Corporation.

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

If Atlantic Coast Bank fails the qualified thrift lender test, Atlantic Coast Federal Corporation must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See “- Qualified Thrift Lender Test.”

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

In 2006, Atlantic Coast Federal, MHC waived receipt of quarterly dividends in the total amount of $3.7 million. It is anticipated that Atlantic Coast Federal, MHC will waive dividends, from time to time, paid by Atlantic Coast Federal Corporation, if any. Under OTS regulations, public stockholders would not be diluted because of any dividends waived by Atlantic Coast Federal, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Atlantic Coast Federal, MHC converts to stock form.

Conversion of Atlantic Coast Federal, MHC to Stock Form. The OTS regulations permit Atlantic Coast Federal, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur. In a Conversion Transaction a new holding company would be formed as the successor to Atlantic Coast Federal Corporation (the “New Holding Company”), Atlantic Coast Federal, MHC’s corporate existence would end, and certain depositors of Atlantic Coast Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Atlantic Coast Federal, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Atlantic Coast Federal Corporation immediately prior to the Conversation Transaction. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

A Conversion Transaction requires the approval of the OTS as well as a majority of the votes eligible to be cast by the members of Atlantic Coast Federal, MHC and a majority of the votes eligible to be cast by the stockholders of Atlantic Coast Federal Corporation other than Atlantic Coast Federal, MHC.

Atlantic Coast Bank

The OTS has extensive authority over the operations of savings institutions. As part of this authority, Atlantic Coast Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution’s total assets, to fund the operations of the OTS.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Atlantic Coast Bank and Atlantic Coast Federal Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of Atlantic Coast Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. Atlantic Coast Bank is in compliance with the noted restrictions.

Atlantic Coast Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2006, Atlantic Coast Bank’s lending limit under this restriction was $12.2 million. Atlantic Coast Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

Deposit accounts in Atlantic Coast Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Atlantic Coast Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The legislation also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the annualized FICO assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution

On November 2, 2006, the FDIC adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits. For the fiscal year ended December 31, 2006, Atlantic Coast Bank did not pay any federal deposit insurance premiums under the existing assessment schedule.

Regulatory Capital Requirements

Federally insured savings institutions, such as Atlantic Coast Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Atlantic Coast Bank meets the requirements to be considered adequately capitalized, as well as those required to be well capitalized. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2006, Atlantic Coast Bank had $2.9 million of intangible assets consisting of goodwill of $2.7 million and net core deposit intangible of $227,000.

At December 31, 2006, Atlantic Coast Bank had tangible capital of $77.1 million, or 9.2% of adjusted total assets, which is approximately $64.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2006, Atlantic Coast Bank had $2.9 million of intangibles, which were subject to these tests. At December 31, 2006, Atlantic Coast Bank had core capital equal to $77.1 million, or 9.2% of adjusted total assets, which is $43.7 million above the minimum requirement of 4.0% in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets (“Tier 1”). At December 31, 2006, Atlantic Coast Bank had Tier 1 risk-based capital of $77.1 or 13.1% of risk-weighted assets, which is approximately $53.5 million above the minimum on such date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On December 31, 2006, Atlantic Coast Bank had total risk-based capital of $81.8 million and risk-weighted assets of $590.0 million; or total capital of 13.9% of risk-weighted assets. This amount was $34.6 million above the 8.0% requirement in effect on that date.

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

Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OTS or the FDIC of any of these measures on Atlantic Coast Bank may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as Atlantic Coast Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Atlantic Coast Bank may pay dividends to Atlantic Coast Federal Corporation in accordance with this general authority.

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

Liquidity

All savings institutions, including Atlantic Coast Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

Qualified Thrift Lender Test

All savings institutions, including Atlantic Coast Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2006, Atlantic Coast Bank was in compliance with the test.

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

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of Atlantic Coast Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Atlantic Coast Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Atlantic Coast Bank may be required to devote additional funds for investment and lending in its local community. Atlantic Coast Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

Transactions with Affiliates

Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital. Affiliates of Atlantic Coast Bank include Atlantic Coast Federal Corporation and any company, which is under common control with Atlantic Coast Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

USA PATRIOT Act

The USA PATRIOT Act was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if the Company engages in a merger or other acquisition, controls designed to combat money laundering would be considered as part of the application process. Management has established policies, procedures and systems designed to comply with these regulations.

Federal Securities Law

The stock of Atlantic Coast Federal Corporation is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended. Atlantic Coast Federal Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

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

The Sarbanes-Oxley Act mandated additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2006, Atlantic Coast Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

Atlantic Coast Bank is a member of the Federal Home Loan Bank of Atlanta, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, Atlantic Coast Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2006, Atlantic Coast Bank had $7.9 million in FHLB stock, which was in compliance with this requirement. In past years, Atlantic Coast Bank has received substantial dividends on its FHLB stock. Atlantic Coast Bank received dividends of $412,000 for the fiscal year ended December 31, 2006. Over the past two fiscal years such dividends have averaged 5.01% and were 5.73% for the fiscal year ended December 31, 2006.

Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Atlantic Coast Bank’s FHLB stock may result in a corresponding reduction in Atlantic Coast Bank’s capital.

Competition

The Bank faces strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Lately, another element of competition for real estate lending in the Florida market has come from the financing arms of national builders who have increased their production in the Florida market. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. For purchased loans, the Bank faces competition from other lenders and investors.

The majority of deposits are attracted through the Bank’s branch and ATM network. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service, competitive rates and a unique ATM arrangement that gives the Bank’s customers use of all competitor ATM at a discounted or no fee charge. As of December 31, 2006, management believes that the Bank held 1.75% of the deposits in its primary market areas.

Employees

At December 31, 2006, the Bank had a total of 177 employees, including 15 part-time employees. The Company’s employees are not represented by any collective bargaining group.

Available Information

The Company makes available financial information, news releases and other information on the Company’s Web site at www.AtlanticCoastBank.net. There is a link to obtain all filings made by the Company with the Securities and Exchange Commission including the Company’s annual reports on Form 10-K, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The reports or amendments are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders of record may also contact Corporate Communications, Inc., 523 Third Avenue South, Nashville, Tennessee, 37210 or call (615)-254-3376 to obtain a copy of these reports without charge.

Item 1A. Risk Factors

The business, and an investment in the common stock, involves risks. Summarized below are the risk factors which management believes are material to the business and could negatively affect operating results, financial condition and the trading value of the common stock. Other risks factors, not currently known to management, or that are currently deem to be immaterial or unlikely, also could adversely affect the business. In assessing the following risk factors, the reader should also refer to the other information contained in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

Risks Relating to the Business

The loan portfolio possesses increased risk due to the substantial number of multi-family, commercial real estate, commercial business and consumer loans, which could increase the level of provision for loan losses.

The Bank’s outstanding commercial real estate, commercial business, construction, multi-family, and automobile and other consumer loans accounted for approximately 27.1% of the total loan portfolio as of December 31, 2006. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties. These loans have higher risks than loans secured by residential real estate for the following reasons:

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

Management plans to continue to increase emphasis on construction, commercial and commercial real estate loans. As such, management may determine it necessary to increase the level of provision for loan losses. Increased provisions for loan losses would negatively affect the results of operation. For further information concerning these risks, see Item 1. Business -“Lending Activities” and “- Asset Quality.”

The loan portfolio possesses increased risk due to rapid expansion and the overall unseasoned nature of the portfolio.

From December 31, 2001 to December 31, 2006, the balance of the gross loan portfolio has grown from $337.1 million to $640.5 million, an increase of 90.0% with approximately 66% of that growth occurring in the last three years. Much of this growth is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida. As a result of this rapid expansion, a significant portion of the loan portfolio is unseasoned, with the risk that these loans may not have had sufficient time to perform to properly indicate the potential magnitude of losses. During this time frame, the Bank has also continued to experience a historically low interest rate environment. The unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment that causes them to adjust to the maximum level and may involve repayment risks resulting from potentially increasing payment obligations by the borrower as a result of repricing. At December 31, 2006 there were $394.3 million in adjustable rate loans which made up 61.6% of the loan portfolio.

The geographic concentration in loans secured by one- to four- family residential real estate may increase credit losses, which could increase the level of provision for loan losses.

As of December 31, 2006 approximately 71.4% of the total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida. A major downturn in the local or national economy, or a sudden change in interest rates could adversely affect the Bank’s loan customers’ ability to repay their loans. In the event that the Bank is required to foreclose on a property securing a mortgage loans or pursue other remedies in order to protect the Bank’s investment, there can be no assurance that the Bank will recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, the Bank would sustain loan losses and potentially incur a higher provision for loan loss expense.

If the allowance for loan losses is not sufficient to cover actual losses, income may be negatively affected.

In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, the Bank may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on the Bank’s financial condition and results of operations. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loans losses, management reviews the loan portfolio and the Bank’s historical loss and delinquency experience, as well as overall economic conditions. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance for loan losses is also periodically reviewed by the OTS, who may disagree with the allowance and require the Bank to increase the amount. Additions to the allowance for loans losses would be made through increased provisions for loan losses and would negatively affect the bank’s results of operations.

Dependence on the management team to implement business strategy and execute successful operations.

The Bank is dependent upon the services of its senior management team. The operations and strategy are directed by the senior management team, a third of whom, have joined the Bank since October 2004. Currently, only the president and chief executive officer, who has served in such position since 1983, and the chief financial officer, have an employment contract. Any loss of the services of the president and chief executive officer or other members of the management team could have a material adverse effect on the Bank’s results of operations, its ability to implement its business strategy and the Bank’s ability to compete in the market.

Changes in interest rates may hurt profits.

To be profitable, the Bank must earn more money in interest received on loans and investments than it pays in interest to depositors and lenders. The Federal Reserve Board increased the Federal Discount rate four times during 2006, from 4.25% to 5.25%, with all increases occurring during the first six months of 2006. The Federal Discount rate has a direct correlation to general rates of interest, including the Bank’s interest-bearing deposits. As explained in more detail in Item 7A of this Annual Report on Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk,” the Bank’s mix of asset and liabilities are considered to be sensitive to interest rate changes. Accordingly, if interest rates continue to rise, net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related and investment securities. On the other hand, if interest rates decrease, net interest income could increase. However, in a declining rate environment, the Bank may be susceptible to the payoff or refinance of high rate mortgage loans that could reduce net interest income. For a further discussion of how changes in interest rates could impact the Bank, see Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Strong competition in the primary market area may reduce the ability to attract and retain deposits and obtain loans.

The Bank operates in a very competitive market for the attraction of deposits, the primary source of funding, and the ability to obtain loans through origination or purchase. Historically, the Bank’s most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within its primary market areas. Particularly in times of extremely low or extremely high interest rates, the Bank has faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates competition for interest bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, insurance companies and credit unions. Such competition for deposits and the origination and purchase of loans may limit future growth and earnings prospects.

If economic conditions deteriorate, results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases.

The Bank’s financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events. The Bank holds approximately 26.0% of the deposits in Ware County, the county in which Waycross, Georgia is located. On the contrary, the Bank has less than 1.0% of the deposits in the Jacksonville, Florida, metropolitan area. Additionally, the Bank’s market share of loans in Ware County is significantly greater than its share of the loan market in the Jacksonville metropolitan area. As a result of the concentration in Ware County, the Bank may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

The Bank operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Atlantic Coast Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, which insures Atlantic Coast Bank’s deposits. As a savings and loan holding company, the Company is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Atlantic Coast Bank and Atlantic Coast Federal Corporation.

The Bank’s operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on operations. These laws, rules and regulations are frequently changed by legislative and regulatory authorities. There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the business, financial condition or prospects.

Risks Relating to an Investment in Common Stock

Stock price may be volatile due to limited trading volume.

Atlantic Coast Federal Corporation’s common stock is traded on the NASDAQ National Market System. However, the average daily trading volume in the Stock Company’s common stock is relatively small, less than approximately 10,000 shares per day in 2006, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of Atlantic Coast Federal Corporation’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Atlantic Coast Federal Corporation’s holding company, Atlantic Coast Federal, MHC owns approximately 63.3% of the common stock. Directors and executive officers own or control approximately 7.1% of the common stock. The same directors and executive officers that manage Atlantic Coast Federal Corporation, also manage Atlantic Coast Federal, MHC. Public stockholders who are not associated with the MHC or Atlantic Coast Federal Corporation own approximately 29.6% of the common stock. The Board of Directors of Atlantic Coast Federal, MHC will be able to exercise voting control over most matters put to a vote of stockholders because the MHC owns a majority of Atlantic Coast Federal Corporation’s common stock. For example, Atlantic Coast Federal, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

Stock issued pursuant to the exercise of stock options awarded to directors and management will dilute public stockholder ownership.

Directors and management currently hold options to purchase approximately 560,000 shares of common stock, or 4.1% of total common stock outstanding. There are an additional 145,000 shares available for future awards of options under the current stock option plan, or 1.0% of the common stock outstanding. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of grant. The payments are not made until the option is actually exercised by the recipient. The issuance of common stock pursuant to the exercise of total stock options under the stock option plan will result in the dilution of existing stockholders voting interests by 5.1% unless shares are repurchased to cover such exercise.

Ability to pay dividends is limited.

Atlantic Coast Federal Corporation’s ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of the business, including capital needs related to future growth. The primary source of income is the payment of dividends from Atlantic Coast Bank to the Stock Company. Atlantic Coast Bank, in turn, is subject to regulatory requirements potentially limiting its ability to pay such dividends and by the need to maintain sufficient capital for its operations and obligations. Thus, there can be no assurance that the Company will continue to pay dividends to common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance that such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.

Atlantic Coast Federal MHC may never convert from a mutual stock to a capital stock form which could adversely affect the market value of the common stock.

Management believes that the current market price of the common stock is partly based on anticipation by investors that the parent company, Atlantic Coast Federal, MHC will convert from mutual form to capital stock form in the future. This conversion, which is commonly known as a “second-step conversion,” would permit members of Atlantic Coast Federal, MHC to purchase shares of successor common stock, and allow the Company’s stockholders, other than Atlantic Coast Federal, MHC, to exchange their shares for a number of shares in the new stock company based upon an exchange ratio that ensures that such stockholders own the same percentage in the new company that they owned in Atlantic Coast Federal Corporation immediately prior to the conversion. A “second-step conversion” requires the approval of the members, the Company’s stockholders and the Office of Thrift Supervision. The market value of Atlantic Coast Federal Corporation’s stock could be adversely affected if investors sell the common stock because they no longer anticipate that a “second-step conversion” is imminent in the near term.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2006, Atlantic Coast Bank had thirteen full-service offices and one drive-up facility and a leased office space for the Florida regional center. Atlantic Coast Bank owns all locations except the site located at 536 Atlantic Blvd., Neptune Beach, FL and the regional office in Jacksonville, FL. The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $14.4 million at December 31, 2006.

The following table provides a list of the Bank’s main and branch offices.

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date	December 31, 2006
			(Dollars in Thousands)
HOME AND EXECUTIVE OFFICE	Owned	—	1,587
AND MAIN BRANCH
505 Haines Avenue
Waycross, GA 31501

FLORIDA REGIONAL CENTER	Leased	June 2008	205
10151 Deerwood Park Blvd.
Building 100 Suite 501
Jacksonville, FL 32256

BRANCH OFFICES:	Owned	—	73
Drive-up Facility
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	—	554
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	595
Douglas, GA 31533

213 Hwy 80 West	Owned	—	287
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	1,054
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	1,119
Jacksonville, FL 32221

1970 Solomon Street	Owned	—	188
Orange Park, FL 32073

463 West Duval Street	Owned	—	138
Lake City, FL 32055

930 University Avenue, North	Owned	—	1,101
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,514
Jacksonville Beach, FL 32200

536 Atlantic Blvd.	Leased	May 2007	36
Neptune Beach, FL 32233 (Relocated January 17, 2007)

1425 Atlantic Blvd.	Owned	—	2,294
Neptune Beach, FL 32233 (Opened January 17, 2007)

2766 Race Track Road	Owned	—	2,576
Jacksonville, FL 32259

715 Centre Street	Owned	—	1,099
Fernandina Beach, FL 32034

Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations. In October 2006 the new Julington Creek branch opened in the northwest corner of St. Johns County, Florida. On January 16, 2007 Atlantic Coast Bank relocated the 536 Atlantic Blvd branch, from the leased location, to a new stand alone branch building at 1425 Atlantic Blvd. Atlantic Coast Bank currently has a second site in St. Johns County, Florida approved for development with a completion date proposed for late 2007 or early 2008, and continues to actively evaluate other sites for future expansion with a focus in the Florida market.

Atlantic Coast Bank uses an in-house data processing system, with support provided by Open Solutions, a third-party vendor to maintain the Company’s database of depositor and borrower customer information. This year Atlantic Coast Bank extended the data processing contact with Open Solutions for an additional five year term taking the contract to March 2012. The net book value of data processing and computer equipment at December 31, 2006, was approximately $207,000.

Item 3. Legal Proceedings

From time to time, The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Management does not anticipate incurring any material liability as a result of this litigation. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Atlantic Coast Federal Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 23, 2007, there were 14,813,469 shares of common stock issued, with approximately 2,000 stockholders, including approximately 1,500 beneficial owners and other persons or entities holding stock in nominee or “street name” accounts with brokers.

The Company began paying quarterly dividends in May 2005 using earnings from investments and uninvested proceeds received from the minority share stock offering on October 4, 2004. Future dividend payments by Atlantic Coast Federal Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Bank. Under OTS regulations, the dollar amount of dividends that Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings. Generally, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OTS regulations. See Business -“How We Are Regulated-Limitations on Dividends and Other Capital Distributions.” Atlantic Coast Bank may not declare or pay a dividend on, or repurchase any, of its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount prescribed by the OTS for adequately capitalized institutions.

The following table sets forth the quarterly market price range of, and dividends declared on, the Atlantic Coast Federal Corporation’s common stock for the years ended December 31, 2006 and 2005, as provided by NASDAQ:

	High	Low	Dividends
Fiscal 2006
January 1-March 31	$14.80	$14.05	$0.09
April 1- June 30	15.99	14.29	0.10
July 1- September 30	18.33	14.90	0.11
October 1- December 31	18.40	17.31	0.12

	High	Low	Dividends
Fiscal 2005
January 1-March 31	$14.00	$12.21	$0.05
April 1- June 30	12.65	10.69	0.06
July 1- September 30	14.55	12.21	0.07
October 1- December 31	14.85	13.20	0.08

Set forth hereunder is a stock performance graph comparing: (a) the cumulative total return on the common stock of Atlantic Coast Federal Corporation between October 5, 2004, the day the common stock commenced trading, and December 31, 2006, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Composite over such period, and (c) the cumulative total return on stocks included in the SNL MHC Thrift Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that Atlantic Coast Federal Corporation’s stock performance will continue in the future with the same or similar trend depicted in the graph. Atlantic Coast Federal Corporation will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	10/05/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06
Atlantic Coast Federal Corporation	100.00	117.19	105.74	121.39	131.04	161.27
NASDAQ Composite	100.00	111.42	105.71	116.70	115.44	128.82
SNL MHC Thrift Index	100.00	107.35	107.38	110.29	124.97	151.04

The table below sets forth information regarding Atlantic Coast Federal Corporation’s common stock repurchase plan during the three months and years ended December 31, 2006 and 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	-	-	-	342,250
November 1, 2006 through November 30, 2006	13,766	17.99	13,766	328,484
December 1, 2006 through December 31, 2006	40,000	18.24	40,000	288,484
Total	53,766	$18.18	53,766	288,484

October 1, 2005 through October 31, 2005	-	-	-	579,520
November 1, 2005 through November 30, 2005	268,988	14.64	268,988	310,532
December 1, 2005 through December 31, 2005	110,500	14.63	110,500	200,032
Total	379,488	$14.64	379,488	200,032

Set forth below is information, as of December 31, 2006, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price(2) of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(3)

Equity compensation plans approved by stockholders	558,051	$14.09	147,314
Equity compensation plans not approved by stockholders	—	—	—
Total	558,051	$14.09	147,314

(1)	Consists of options to purchase 558,051 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

(3)	Consists of stock options for 147,314 shares of common stock available to be granted from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

Item 6. Selected Financial Data

The following is a summary of selected consolidated financial data of Atlantic Coast Federal Corporation at and for the dates indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

	At December 31,
Selected Consolidated Balance	2006	2005	2004	2003	2002
Sheet Data:	(Dollars in Thousands)
Total assets	$842,825	$743,849	$637,678	$498,417	$447,721
Cash and cash equivalents	41,057	37,959	25,708	8,996	13,975
Securities available-for-sale	99,231	71,965	53,363	26,039	28,599
Loans receivable, net	639,517	580,441	517,711	435,622	379,778
FHLB stock	7,948	7,074	5,511	3,082	2,305
Deposits	573,052	516,321	435,682	392,256	360,880
Total borrowings	144,000	129,000	100,314	60,971	45,443
Total stockholders’ equity	91,087	92,917	98,700	43,218	38,924

	Years Ended December 31,
Selected Consolidated Statement of	2006	2005	2004	2003	2002
Income Data:	(Dollars in Thousands)
Total interest income	$46,407	$37,254	$31,772	$31,212	$30,813
Total interest expense	24,550	17,158	11,916	11,781	13,035
Net interest income	21,857	20,096	19,856	19,431	17,778
Provision for loan losses	475	2,121	2,975	4,238	3,683

Net interest income after provision for loan losses	21,382	17,975	16,881	15,193	14,095
Noninterest income	7,842	7,413	5,322	7,533	5,388
Noninterest expense	21,679	19,616	17,256	15,911	14,711

Income before income taxes	7,545	5,772	4,947	6,815	4,772

Income tax expense (1)	2,393	1,083	1,755	2,398	1,585

Net income	$5,152	$4,689	$3,192	$4,417	$3,187
Earnings per share:
Basic	$.38	$.34	$.32	$.51	$-
Earnings per share:
Diluted	$.38	$.33	$.32	$.51	$-

Item 6. Selected Financial Data, continued

Selected Consolidated Financial Ratios and Other Data:

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.66%	0.67%	0.55%	0.91%	0.76%
Return on equity (ratio of net income to average equity)	5.50%	4.73%	5.87%	10.77%	8.49%

Interest rate spread information:
Average during period	2.58%	2.61%	3.23%	3.98%	4.06%
Net interest margin(2)	3.02%	3.05%	3.59%	4.25%	4.45%
Ratio of operating expense to average total assets	2.78%	2.78%	2.95%	3.28%	3.50%
Efficiency ratio(3)	73.00%	71.31%	68.54%	59.01%	63.50%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.01%	116.87%	116.63%	110.55%	112.03%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	.37%	.39%	1.09%	1.73%	0.90%
Allowance for loan losses to non performing loans	154.21%	175.36%	59.42%	87.13%	161.96%
Allowance for loan losses to total Loans	0.73%	0.78%	0.76%	1.49%	1.22%
Net charge-offs to average outstanding loans	.06%	.27%	1.16%	0.57%	0.76%
Non-performing loans to total Loans	.47%	.45%	1.28%	1.72%	0.75%

Capital Ratios:
Equity to total assets at end of period	10.81%	12.49%	15.48%	8.67%	8.69%
Average equity to average assets	12.00%	14.07%	9.29%	8.46%	8.93%

Other Data:
Number of full-service offices	13	12	12	12	10
Number of loans	14,679	15,151	15,840	15,378	16,558
Number of deposit accounts(4)	49,896	51,738	56,962	65,954	68,253

(1)
The 2005 income tax expense includes a benefit of $895 for the elimination of a tax-related contingent liability for the same amount. The tax-related contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of the bad deduction taken by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of the federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either the federal or state tax authorities. The applicable statute of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingent liability unnecessary.

(2)	Net interest income divided by average interest earning assets.

(3)	Efficiency ratio represents non-interest expense as a percentage of net interest income plus non-interest income.

(4)	Changes to the Company’s deposit system in 2004, enabled it to purge old account information that had existed since a system conversion in 2002. Approximately 7,000 accounts were affected

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Historically, the Bank’s principal business has consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. The Bank is significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies and regulations concerning among other things, monetary and fiscal affairs, housing and financial institutions. Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and level of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic growth. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, maturities of securities and income provided from operations, as well as proceeds obtained in the minority stock offering. Earnings are primarily dependent upon net interest income, which is the difference between interest income and interest expense.

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. Earnings are also affected by the Bank’s provisions for loan losses, service charges, gains from sales of loans, commission income, interchange fees, other income, non-interest expenses and income taxes. Non-interest expenses consist of compensation and benefit expenses, occupancy and equipment costs, data processing costs, outside professional services, interchange fees, advertising expenses, telephone expense, and other expenses.

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for deferred income taxes, and the valuation of goodwill. Accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated value of any underlying collateral, whether the loan was originated through the Bank’s retail network or through a broker, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

Management believes that the allowance for loan losses and related provision expense are susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The allowance for loan losses was $4.7 million at December 31, 2006, and $4.6 million at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.73% at December 31, 2006, and 0.78% as of December 31, 2005. The provision for loan losses for each quarter of 2006 and 2005, and the total for the respective years is as follows:

	2006	2005
	(In Millions)
First quarter	$0.1	$0.5
Second quarter	0.2	0.6
Third quarter	(0.1)	0.4
Fourth quarter	0.3	0.6
Total	$0.5	$2.1

This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long-term and short-term periods. Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact the required level of allowance for loan losses, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance for loan losses allocated to individually evaluated loan relationships was $500,000 at December 31, 2006 and $1.0 million at December 31, 2005, a decrease of $500,000, primarily due to the improved financial condition of several borrowers. Management anticipates that there will continue to be significant changes in individual specific loss allocations in future periods as changes in borrowers’ financial condition, estimates of underlying collateral and the impact of economic changes are difficult to predict and can vary widely as more information becomes available or as projected events change.

Valuation of Goodwill

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $2.7 million as of December 31, 2006; therefore, if goodwill was determined to be impaired, the financial results could be materially impacted.

Deferred Income Taxes

After converting to a federally chartered savings association, Atlantic Coast Bank became a taxable organization. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since Atlantic Coast Bank’s transition to a federally chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

Business Strategy

The Bank has concentrated its lending efforts on the origination of residential real estate loans along with various consumer loans and other secured commercial loans (including commercial real estate and small business lending) for portfolio retention. Additionally, the business strategy emphasizes retail deposits along with FHLB advances as the Bank’s principal sources of funds.

The Bank’s primary objective is to remain an independent, community-oriented financial institution, serving customers in its primary market area. The board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves: (i) emphasizing the origination of residential real estate loans, home equity lending, and where opportunity presents itself, multi-family loans, commercial real estate loans, and small business loans, (ii) maintaining a portfolio of securities with various types of investments that enable the Company to balance risk, rate of return and liquidity needs, (iii) controlling operating expenses while providing high-quality customer service, (iv) purchasing one-to four-family residential mortgage loans for the purpose of interest rate risk management, and (v) increasing non-interest income through expansion of products and services to deposit customers.

After completing the initial minority stock offering, approximately one-half of the net proceeds were contributed to Atlantic Coast Bank. The remaining funds were initially invested in mortgage-backed securities, FHLB bonds, short-term commercial paper, and short-term time deposits at Atlantic Coast Bank. As these investments matured the funds have been used for general operating purposes, including dividends and stock purchase programs. Atlantic Coast Bank invested the contributed funds in short-term securities purchased with agreements to resell, short-term FHLB bonds, mortgage-backed securities, and residential one to four family mortgage loans.

The Bank also used the additional capital raised in the minority stock offering to support expansion efforts in northeast Florida and southeast Georgia through normal expansion of products and services and the expansion and/or improvement of the Bank’s retail branch network. During 2006, the Bank opened a new branch in St. Johns County just south of Jacksonville, Florida, completed construction for opening in early 2007 of a new location to replace an existing older leased facility in Neptune Beach, Florida and obtained zoning approval for a new owned facility to be built in 2008 at a second St. Johns County site. The results of operations may be significantly impacted by the Bank’s ability to effectively implement its plans for expansion. Should the Bank be unable to attract significant new business through its expansion efforts, financial performance could be negatively impacted.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

General. Balance sheet growth for the period ended December 31, 2006 as compared to December 31, 2005 reflects a double-digit increase for the second consecutive year. Deposit growth slightly exceeded loan demand, allowing the Bank to internally fund the loan growth. Investment securities grew as the Company leveraged its borrowings.

Following is a summarized comparative balance sheet as of December 31, 2006 and December 31, 2005:

			Increase(decrease)
	2006	2005	Dollars	Percentage
Assets	(Dollars in thousands)
Cash and cash equivalents	$41,057	$37,959	$3,098	8.2%
Other interest bearing investments	1,200	1,800	(600)	-33.3%
Securities available for sale	99,231	71,965	27,266	37.9%
Loans	644,222	585,028	59,194	10.1%
Allowance for loan losses	(4,705)	(4,587)	(118)	2.6%
Loans, net	639,517	580,441	59,076	10.2%
Loans held for sale	4,365	100	4,265	4265.0%
Other assets	57,455	51,584	5,871	11.4%
Total assets	$842,825	$743,849	$98,976	13.3%

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$38,301	$38,454	$(153)	-0.4%
Interest bearing transaction accounts	52,895	79,739	(26,844)	-33.7%
Savings and money-market	158,229	100,259	57,970	57.8%
Time	323,627	297,869	25,758	8.6%
Total deposits	573,052	516,321	56,731	11.0%
Federal Home Loan Bank advances	144,000	129,000	15,000	11.6%
Securities sold under agreement to repurchase	29,000	-	29,000	-
Accrued expenses and other liabilities	5,686	5,611	75	1.3%
Total liabilities	751,738	650,932	100,806	15.5%
Stockholders' equity	91,087	92,917	(1,830)	-2.0%
Total liabilities and stockholders' equity	$842,825	$743,849	$98,976	13.3%

Cash and cash equivalents. Cash and cash equivalents is comprised principally of balances held in other depository institutions. It is expected that the balances maintained in cash and cash equivalents will fluctuate as other interest earning assets mature, management identifies opportunities for longer-term investments that fit the Company’s growth strategy, or daily operating liquidity increases or decreases.

Securities available for sale. Securities available for sale is comprised primarily of debt securities of U.S. Government-sponsored organizations that issue mortgages, or mortgage-backed securities. In the near-term management expects the composition of the investment in securities available for sale to continue to be heavily weighted in mortgage-backed securities or the debt of U.S. Government-sponsored organizations that issue mortgages. During the year ended December 31, 2006, the Bank purchased approximately $61.6 million of investment securities, which includes securities purchased to replace those designated for sale as of March 31, 2006 (see Comparison of Results of Operations for the twelve months ended December 31, 2006 and 2005 - Non-interest Expense), nearly all of which were mortgage-backed securities or the debt of government-sponsored organizations.

Real estate mortgages held for sale. Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential residences. Approximately $5.9 million of the balance outstanding at December 31, 2006, is composed of individual residential mortgage loans assigned to the Bank in connection with a loan agreement with a mortgage broker entered into during 2006. Under the terms of the loan agreement, the Bank provides funds to the mortgage broker for individual mortgage loan closings. In exchange the Bank accepts an assignment of the individual mortgage loan pending its sale to various third-party investors arranged by the mortgage broker. Upon acceptance for purchase by the third-party investors, the loan agreement requires the Bank to reassign the loan back to the mortgage broker at par, for completion of the third-party sale. The Bank receives interest income upon the sale of these loans for the period of the assignment. As of December 31, 2006, the weighted average number of days outstanding of real estate mortgages held for sale was 20 days.

Loans. Following is a comparative composition of net loans as of December 31, 2006 and December 31, 2005:

	As of December 31,				Increase (decrease)
		% of total		% of total
	2006	loans	2005	loans	Dollars	Percentage
Real estate loans:	(Dollars In Thousands)
One-to-four family	$334,000	52.1%	$324,681	55.9%	$9,319	2.9%
Commercial	60,912	9.5%	59,074	10.2%	1,838	3.1%
Other ( Land & Multifamily)	34,446	5.4%	20,302	3.5%	14,144	69.7%
Total real estate loans	429,358	67.0%	404,057	69.5%	25,301	6.3%
Real estate construction loans:
Construction-one-to-four family	32,467	5.1%	24,243	4.2%	8,224	33.9%
Construction-commercial	2,862	0.4%	2,577	0.4%	285	11.1%
Acquisition & Development	2,103	0.3%	-	0.0%	2,103	-
Total real estate construction loans	37,432	5.8%	26,820	4.6%	10,612	39.6%
Other loans:
Home equity	91,062	14.2%	79,016	13.6%	12,046	15.2%
Consumer	63,630	9.9%	62,846	10.8%	784	1.2%
Commercial	19,044	3.0%	8,430	1.5%	10,614	125.9%
Total other loans	173,736	27.1%	150,292	25.9%	23,444	15.6%
Total loans	640,526	100%	581,169	100%	59,357	10.2%
Allowance for loan losses	(4,705)		(4,587)		(118)	2.6%
Net deferred loan (fees) costs	3,348		3,164		184	5.8%
Premiums on purchased loans	348		695		(347)	-49.9%
Loans, net	$639,517		$580,441		$59,076	10.2%

The composition of the net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages on one- to four-family residences. These loan categories represented approximately 66% and 70% of the total loan portfolio at December 31, 2006, and December 31, 2005, respectively. The relatively modest increase in Bank’s largest loan category, one- to four-family residential mortgages, reflects a change made to the marketing strategy in the second half of 2005 to reduce emphasis on this category of loans due to the on-going flat/inverted yield curve, which has continued to hold interest rates on longer-term loans low relative to the Company’s cost of funds. More recently, growth has been negatively impacted by the slowing in residential real estate sales activity in the Bank’s markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate sales activity in the Northeast Florida markets, as well as in Florida in general. As a result of these factors, management believes that growth in one- to four-family residential mortgages will be slow to moderate in the near term. During 2006, in order to supplement internal retail loan origination volumes, the Company purchased $36 million of variable-rate one-to four-family residential loans. Depending on liquidity, earning needs and the supply of high-quality loans management expects to continue to purchase adjustable rate one- to four-family residential mortgage loans to supplement internal loan originations and maintain current loan portfolio balances.

The Company’s loan portfolio is also heavily weighted in the state of Florida with 68 percent of one- to four-family loans being secured by properties in Florida. Georgia represents the second highest concentration with 27 percent of total one- to four-family loans. At December 31, 2006, 95 percent of the Bank’s residential construction loan portfolio was concentrated in Florida. 2006. At the end of 2006, approximately $17.9 million of the outstanding one- to four-family construction loan balances were associated with builders who had three or more concurrent projects with Atlantic Coast Bank.

	Georgia	Florida	Other States	Total
1-4 Family First Mortgages	$86,283	$225,959	$21,758	$334,000
1-4 Family Second Mortgages	35,622	54,769	671	91,062
1-4 Family Construction Loans	1,653	30,814	-	32,467
	$123,558	$311,542	$22,429	$457,529

Total loan growth during 2006 was achieved primarily from home equity loans, construction loans (primarily for the construction of one- to four-family residential properties) and other real estate collateralized loans. The growth in other real estate collateralized loans has been primarily from loans to real estate developers for the acquisition and development of one- to four-family residential developments. The interest rate terms for these loan types are generally indexed to the current prime rate, and accordingly have more favorable interest margins relative to the Bank’s cost of funds. The majority of the construction loan balances at December 31, 2006 and 2005 are composed of loans acquired from mortgage brokers under arrangements that require the balance to be paid off with permanent financing form a third-party lender at the completion of construction. Given the current interest rate environment the Company expects to continue to focus its lending efforts in the near term on home equity lending products and financing the construction of one- to four-family residences.

Allowance for Loan Losses. Allowance for loan losses was .73% and .78% of total loans outstanding at December 31, 2006 and 2005. Allowance for loan losses activity for the twelve months ended December 31, 2006 and 2005 was as follows:

	2006	2005
	(Dollars in Thousands)
Beginning balance	$4,587	$3,956
Loans charged-off	(1,215)	(2,326)
Recoveries	858	836
Net charge-offs	(357)	(1,490)
Provision for loan losses	475	2,121
Ending balance	$4,705	$4,587

Net charge-offs to average outstanding loans was .06% in 2006 as compared to .27% in 2005. Gross charge-offs in 2005 included a charge of $605,000 in the second quarter of 2005 for the remaining balance of a commercial real estate loan relationship which had been made for the construction of a commercial water treatment plant. There were no similar large charge-offs during 2006.

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $3.1 million and $2.6 million at December 31, 2006 and 2005, respectively, and total impaired loans decreased to $2.0 million at December 31, 2006 from $4.5 million at December 31, 2005, due to improving credit conditions of borrowers or loan payoffs. The total allowance allocated for impaired loans was $0.5 million and $1.0 million as of December 31, 2006 and 2005. As of December 31, 2006, and December 31, 2005, all non-performing loans were classified as non-accrual, and the Bank did not have any restructured loans or loans 90 days past due and accruing interest as of December 31, 2006, and December 31, 2005. Non-performing loans, excluding small balance homogeneous loans, were $1.1 million and $1.2 million at December 31, 2006 and December 31, 2005, respectively. At December 31, 2006 and 2005, all such non-performing loans were also reported as impaired loans.

Included in nonperforming loans is a pool of small equipment and automobile leases the Bank purchased in 2001. The balance of the leases, net of the allowance for loan and lease losses allocated, was $623,000 and $634,000 as of December 31, 2006 and 2005. During 2005 the Bank signed a settlement agreement with the bankruptcy trustee of the seller, which led to the receipt of $297,000 in lease payments that were being held by the trustee. This payment, along with approximately $11,000 in 2006 and $9,000 in 2005, was applied to the principal balance outstanding. The leases are backed by surety bonds and the Company has filed a claim with the insurance company for approximately $1.7 million plus interest, which represents the balance of the leases at the time regular payments ceased in late 2001 less amounts received in 2005 and 2006. The insurance company has denied the claim, alleging the seller of the leases engaged in fraudulent lending activities. The Bank, along with numerous other creditors who purchased the leases, has pursued collection of its claim by filing a lawsuit against the insurance company. Legal costs incurred in association with the collection of the leases were $212,000 and $335,000 for 2006 and 2005 and are recorded in outside professional services in the consolidated statements of income.

The previous charge-offs on these leases and the current level of allowance for loan losses allocation for the remaining balance of these leases are indicative of management's best estimate of the probable losses incurred, based on consultation with legal counsel. Management continues to vigorously pursue collection on the surety bonds, including the $623,000 ($773,000 remaining balance less $150,000 allocation of the allowance for loan and lease losses) net amount included in the Company's financial statements as of December 31, 2006. Management believes that there is a possibility that no amount will be collected in the future; therefore, additional losses may be incurred up to the $623,000. Collection of the full $1.7 million claim may also occur, although this is not considered likely as the Bank likely will need to settle at some lower amount, and may not collect any amount.

Deposits. Savings and money market deposit account balances grew during the year ended December 31, 2006 as compared to the end of 2005, as the Bank increased the interest rates paid on its money market products to meet the rate of competitors in its markets. While raising the interest rates was necessary to both protect and grow deposit balances, management believes to a certain degree it has led to a disintermediation within the Bank’s deposit products, particularly from interest-bearing demand accounts, whose balances have declined during the year partially off setting the growth in money market account balances over the same period of time.

The increase in time deposits as of December 31, 2006, as compared to 2005, includes approximately $6.7 million of additional brokered deposits. The brokered deposits have been used to replace maturing certificate of deposits and fund loan growth. Management expects future deposit growth as the Bank expands its products and services in new and existing markets particularly in core deposits. Additionally, management anticipates that the Company will continue to purchase brokered deposits to meet liquidity demands when interest rates are favorable.

Securities sold under agreements to repurchase. Historically, the Company has only utilized advances from the Federal Home Loan Bank of Atlanta or broker originated certificates of deposit as an alternative to organic deposits for funding its lending and investment activities. While management expects FHLB advances to continue to be a significant source of funds in the future, the Company also initiated its first financing arrangement involving the sale of securities under an agreement to repurchase during 2006 to take advantage of favorable interest rates relative to deposits with comparable maturities.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $29.0 million at December 31, 2006 with maturities beginning in February 2011, or, beginning in February 2007, individual advances may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. At the date of the transaction, the interest rate was fixed at 4.53% until February 2007, at which time it converts to a floating rate of 8.50% minus 3-month LIBOR up to a maximum rate of 5.75%.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. The Bank borrows funds from the FHLB to support its lending and investment activities. The increase in FHLB borrowings as December 31, 2006 as compared to December 31, 2005, is due to additional advances of $40.0 million used to replace $25.0 million of advances that matured in 2006 and fund lending growth. In connection with its asset liability management strategy, the Company pre-paid a $5.0 million advance from the FHLB during the second quarter of 2006. The advance, which did not have a pre-payment penalty, had an original maturity date of February 2014 and an interest rate based on the 3-month LIBOR plus 22 basis points. At the same time the Company also terminated an interest rate swap agreement prior to maturity it had used to hedge the FHLB advance, recognizing a gain of approximately $208,000.

FHLB advances had a weighted-average maturity of 71 months and a weighted-average rate of 4.46% at December 31, 2006. The Company expects to continue to utilize FHLB advances to manage short and long-term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ Equity

Net other comprehensive income for the twelve months ending December 31, 2006 resulted from an increase in unrealized gains on available for sale securities interest rate swaps of $208,000, offset by unrealized losses on interest rate swaps of $21,000, net of taxes. The interest rate swaps have been designated as cash flow hedges of certain FHLB advances, and were determined to be fully effective during 2006. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. Going forward, management expects changes in interest rates to continue to cause swings in unrealized gains and losses from interest rate swaps and available for sale securities.

During 2006, the Company’s board of directors declared regular quarterly cash dividends in the aggregate of $0.42 per share. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 63.3% of the Stock Company’s total outstanding stock, has waived receipt of the dividend on its owned shares for each quarter of 2006. Total dividend payments waived by the MHC were $3.7 million. Management expects the MHC to waive receipt of payment on future dividends for its owned shares.

In August 2006 Atlantic Coast Federal Corporation completed its stock repurchase plan that began in early November 2005 by repurchasing approximately 200,000 shares of its common stock at an average price of $17.28 per share. In September 2006 the Stock Company’s Board of Directors approved a new repurchase plan to permit the Atlantic Coast Federal Corporation to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. Following the approval of the new stock repurchase plan the Stock Company repurchased approximately 190,000 shares at an average price of $17.92 per share. As of December 31, 2006 approximately 288,000 shares of common stock remained to be repurchased under this plan although no assurances can be made regarding the number of shares, if any, that will actually be purchased, or the price that will be paid for such shares.

The Company’s equity to total assets ratio decreased to 10.81% at December 31, 2006, from 12.49% at December 31, 2005. The decrease was primarily due to the rate of asset growth through December 31, 2006 and the stock purchase program. Despite this decrease, Atlantic Coast Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well-capitalized” under this requirement. Total risk-based capital to risk-weighted assets was 13.9%, Tier 1 capital to risk-weighted assets was 13.1%, and Tier 1 capital to adjusted total assets was 9.2% at December 31, 2006. These ratios as of December 31, 2005 were 15.9%, 15.0% and 10.0%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005.

General. Net income for the year ended December 31, 2006, was $5.2 million, an increase of $463,000 over the year ended December 31, 2005. Net interest income increased 8.8%, or $1.8 million in the year ended December 31, 2006 to $21.9 million, compared to 2005, on growth in interest earning assets combined with an increase in the interest yield on such assets that offset the rising cost of deposits. Provision for loan losses decreased 77.6%, or $1.6 million to $475,000 for the year ended December 31, 2006, as compared to $2.1 million in 2005, on the basis of improved credit quality. Non-interest income for the year ended December 31, 2006 grew by 5.8% to $7.8 million, as compared to $7.4 million in 2005, due primarily to increased service charges and fees. The increase in non-interest income was offset by increased non-interest expense which grew $2.1 million, or 10.5%, to $21.7 million for the year ended December 31, 2006, from $19.6 million in 2005, due to increased compensation and benefit costs and other operating costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2006, 2005 and 2004. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the year ended December 31,
	(Dollars in Thousands)
	2006			2005			2004
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$613,532	$41,029	6.69%	$549,259	$33,606	6.12%	$484,978	$30,399	6.27%
Securites(2)	75,917	3,604	4.75%	63,338	2,092	3.30%	29,815	623	2.09%
Other interest-earning assets(3)	34,205	1,774	5.19%	45,632	1,556	3.41%	38,523	750	1.95%

Total interest-earning assets	723,654	46,407	6.41%	658,229	37,254	5.66%	553,316	31,772	5.74%
Non-interest-earning assets	56,600			46,658			31,541
Total assets	$780,254			$704,887			$584,857

INTEREST-BEARING LIABILITIES
Savings deposits	$49,104	195	0.40%	$61,069	260	0.43%	$77,333	386	0.50%
Interest on interest-bearing demand	58,454	1,572	2.69%	60,774	1,307	2.15%	26,191	254	0.97%
Money market accounts	77,989	3,097	3.97%	53,942	1,415	2.62%	58,293	927	1.59%
Time deposits	312,564	13,583	4.35%	267,725	9,186	3.43%	224,965	6,617	2.94%
Federal Home Loan Bank advances	128,260	5,469	4.26%	119,463	4,990	4.18%	87,640	3,732	4.26%
Securities sold under agreement to repurchase	13,951	634	4.54%	-	-	-	-	-	-

Total interest-bearing liabilities	640,322	24,550	3.83%	562,973	17,158	3.05%	474,422	11,916	2.51%
Non-interest-bearing liabilities	46,318			42,744			56,083
Total liabilities	686,640			605,717			530,505
Stockholders' equity	93,614			99,170			54,352
Total liabilities and stockholders' equity	$780,254			$704,887			$584,857

Net interest income		$21,857			$20,096			$19,856
Net interest spread			2.58%			2.61%			3.23%
Net earning assets	$83,332			$95,256			$78,894
Net interest margin(4)			3.02%			3.05%			3.59%
Average interest-earning assets to average interest-bearing liabilities		113.01%			116.92%			116.63%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the year ended December 31, 2006 as compared to 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	2006 vs. 2005			2005 vs. 2004
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$4,136	$3,287	$7,423	$3,932	$(726)	$3,206
Securites	472	1,039	1,511	969	500	1,469
Other interest-earning assets	(455)	674	219	159	648	807
Total interest-earning assets	4,153	5,000	9,153	5,060	422	5,482

INTEREST-BEARING LIABILITIES
Savings deposits	(48)	(17)	(65)	(74)	(51)	(125)
Interest bearing demand accounts	(51)	316	265	548	505	1,053
Money market accounts	781	901	1,682	(74)	561	487
Time deposits	1,697	2,701	4,398	1,369	1,199	2,568
Federal Home Loan Bank advances	373	105	478	1,331	(72)	1,259
Securities sold under agreements to repurchase	634	-	634	-	-	-
Total interest-bearing liabilities	3,386	4,006	7,392	3,100	2,142	5,242

Net interest income	$767	$994	$1,761	$1,960	$(1,720)	$240

Interest income. As shown in the table above the increase in interest income for the year ended December 31, 2006, as compared to 2005, is predominantly due to the rate earned on interest-earning assets, although growth in average outstanding interest-earning assets also contributed to such growth. Loans accounted for approximately 81% of the interest income growth, or $7.4 million for the year ended December 31, 2006, as compared to 2005. While the majority of the increased interest income from loans was due to increased average outstanding balances, the Company also increased its yield on average outstanding loan balances as a result of growth in prime interest rate-based loans. As discussed above in “Comparison of Financial Condition at December 31, 2006 and December 31, 2005 - Loans,” the flat/inverted yield curve over the last 12 months and a softening in residential real estate sales has led the Company to increase its emphasis on prime rate interest-based loans, such as home equity lending, construction loans and commercial real estate loans. The growth in average outstanding balances of home equity loans, construction loans and commercial real estate loans for the year ended December 31, 2006, as compared to 2005, accounted for approximately 76%, or $49.1 million of the total $64.3 million in average loan growth. During the same period, the average prime rate increased 100 basis points from 7.25% to 8.25%.

The growth in interest income from investment securities and other interest-earning assets for the year ended December 31, 2006, as compared to 2005 was due to increased yields on these assets which have tracked upward consistent with increases to short-term interest rates.

Management expects interest income will increase as average interest earning assets and interest rates on such assets increase. Growth in interest earning assets is partly dependent on funding from deposit growth in existing markets and the opening of new branches in the second-half of 2006. Interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest earning-assets desired for investment by the Company.

Interest expense. The increase in interest expense for the year ended December 31, 2006, as compared to 2005, was partially due to growth in average outstanding balances of interest-bearing deposit accounts, but more significantly due to increases to interest rates paid on those accounts. During the period of time from the end of 2005, until the end of 2006, the Federal Reserve Board increased the target rate for Federal Funds borrowings by 100 basis points, from 4.25% to 5.25%. In general, this has led to significant rate increases to interest-bearing deposit accounts in the Bank’s markets, where competition for deposits among financial institutions is stiff. In order to fund loan growth and maintain deposit market share, the Company has increased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on FHLB advances has remained relatively flat for the year ended December 31, 2006 as compared to 2005, as new advances have generally had longer maturities and, therefore the Company has benefited from the flat or inverted yield curve. Given the current interest rate environment, and the stiff competition for deposits in the Bank’s market, management does not expect interest rates paid on deposits to decline in the near term.

Net interest income. Net interest income increased during the year ended December 31, 2006, as compared to 2005, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans has, in part, enabled the Bank to increase the overall yield of the loan portfolio, in addition to steady growth in average outstanding balances. In addition yields on securities have increased as short-term interest rates have tracked upward. Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased 3 basis points for the year ended December 31, 2006 as compared to 2005. For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets decreased 3 basis points.

While the net interest spread and net interest margin held up reasonably well, declining only three basis points for the year, the Company experienced significant margin compression during the fourth quarter of 2006. During this period, deposit growth of $27 million significantly outpaced loan growth of $15 million. Further, the deposit growth occurred in the highest tiers of the Bank’s money market account and time deposits. This deposit growth in the most expensive deposit products during a period when loan growth did not keep pace led to a net interest margin decline of 22 basis points to 2.87% in the fourth quarter of 2006 as compared to the third quarter of 2006. Management anticipates continued interest margin compression in the near term.

Provision for loan losses. The Bank establishes the provision for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

Based on management’s evaluation of these factors, provisions of $475,000 and $2.1 million were made during the years ended December 31, 2006 and 2005, respectively. The decrease in the provision for loan losses was primarily due to a decline in specific reserves for large non-homogenous loans as a result of improved credit quality and a decrease in net-charge offs. For the year ended December 31, 2006 net charge-offs were $357,000, while for 2005, net charge-offs were $1.5 million.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may necessarily be based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the years ended December 31, 2006 and 2005 were as follows:

			Increase (decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$5,745	$5,351	$394	7.4%
Net loss on available for sale securities	(163)	(80)	$(83)	103.8%
Gain on sale of real estate mortgages
held for sale	67	121	(54)	-44.6%
Commission income	314	406	(92)	-22.7%
Interchange fees	791	752	39	5.2%
Bank owned life insurance earnings	840	603	237	39.3%
Other	248	260	(12)	-4.6%
	$7,842	$7,413	$429	5.8%

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of increased ATM and check card overdraft fees which began in the third quarter of 2005. The implementation of overdraft fees for ATM and check card overdrafts was part of a several fee initiatives started in 2005, which focused on improving the Bank’s discipline over service charge fees and collections. Management expects the growth of service charges and fees to be flat as most of the initiatives became fully effective in the third and fourth quarters of 2005. New growth will principally result from expanded products and services in existing markets and new branches opened in the fourth quarter of 2006 and the first quarter of 2007.

The net loss on available for sale securities for the year ended December 31, 2006, was due to the recognition of an impairment loss on certain FHLB debt securities held at the end of the first quarter of 2006 for $177,000. The impairment loss was estimated based on the difference between the original cost of the securities and their estimated fair value as March 31, 2006. The securities were sold during the second quarter for an actual loss of $163,000 and the loss recorded at the time the securities were identified for disposal was adjusted to the actual loss at the time of the sale. The securities disposed of had an original purchase cost of $16.0 million and a weighted average yield of 3.84%. They were identified for disposal in an effort to improve the Company’s net interest margin. During the second quarter of 2006 the Company purchased a like amount of securities with a weighted average interest rate of 5.77%.

The growth in bank owned life insurance earnings for the year ended December 31, 2006, as compared to 2005, was due to an increase in the average amount invested from $14.9 million in 2005 to $20.9 million in 2006.

Other non-interest income for the year ended December 31, 2006 included a gain of $208,000 resulting from the early termination of an interest rate swap agreement that had been used as a cash flow hedge for a FHLB advance of $5.0 million. In connection with the Company’s asset liability strategy, the FHLB advance was prepaid during the second quarter and the interest rate swap agreement was terminated with the counter-party resulting in the realized gain. Management does not expect future gains from early termination of the remaining interest rate swaps, which at December 31, 2006 had a fair market value of $414,000, net of taxes.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2006 and 2005 were as follows:

			Increase (decrease)
	2006	2005	Dollars	Percentage
	(Dollars in thousands)

Compensation & benefits	$10,947	$9,369	$1,578	16.8%
Occupancy and equipment	2,228	1,738	490	28.2%
Data processing	1,483	1,348	135	10.0%
Advertising	847	609	238	39.1%
Outside professional services	1,994	2,286	(292)	-12.8%
Interchange charges	491	624	(133)	-21.3%
Collection expense and repossessed
asset losses	267	341	(74)	-21.7%
Telephone	500	539	(39)	-7.2%
Other	2,922	2,762	160	5.8%

	$21,679	$19,616	$2,063	10.5%

Compensation and benefit expense for the year ended December 31, 2006, as compared to 2005, was primarily due to increased salaries of $487,000, as well as a $355,000 increase in the recognition of compensation expense for awards made under the Company’s share-based compensation plans reflecting the full year cost of the awards made in July 2005. The remaining increase to compensation and benefit expense was primarily due to increased costs of $524,000 associated with the Company’s retirement plan for certain officers and directors. Normal annual merit increases for associates account for a portion of the increase, along with additional associates for sales and service of private banking customers in Florida and new branch personnel hired in advance of the Julington Creek branch opening in October 2006. Occupancy and equipment charges increased for the year ended December 31, 2006 as compared to 2005, primarily due to increased building and equipment maintenance costs, including the refurbishment costs at two branches during the third quarter of 2006, along with higher real estate tax expenses. The increased data processing costs for the year ended December 31, 2006, as compared to 2005, were primarily due to increased software licensing costs for the Company’s operating system, the fees for which are based partly on the asset size of the Company. In the third quarter of 2006, the Company completed negotiations on a new contract for software licensing with terms that will result in reduced costs. Advertising expenses for 2006 increased compared to 2005, as the Company has been more active in marketing through print and television advertisements. Outside and professional services cost decreased for the year ended December 31, 2006 as compared to 2005, as the Company incurred significant fees associated with Sarbanes-Oxley initiatives and tax planning initiatives in 2005 that were not incurred in 2006.

In general, management expects non-interest expenses will increase in future periods as a result of continued growth, expansion, and the costs associated with the Company’s operation as a public company.

Income tax expense. Income tax expense increased to $2.4 million for the year ended December 31, 2006, from $1.1 million for 2005. The increase was primarily due to the elimination of a tax-related contingent liability in the third quarter of 2005 of $895,000. The contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statute of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary. In addition income tax expense increased in 2006 as compared to 2005 due to an increase in income before income tax expense when comparing the two periods. The effective income tax rate on income before income taxes for the year ended December 31, 2006 was 31.7%, compared to 34.3% for 2005 before the tax benefit of $895,000. The decline in the effective tax rate is primarily due to increased income from Bank Owned Life Insurance, which is not taxable for federal income tax purposes. It is anticipated that income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operation for the Years Ended December 31, 2005 and 2004.

General. Net income for the year ended December 31, 2005, was $4.7 million which was $1.5 million more than for the same period in 2004. Approximately 60% of this increase, or $895 is due to the recognition of a tax benefit from the elimination of a tax-related contingent liability. Net interest income increased 1.2%, or $240 in 2005, compared to 2004, as interest income from increased earning assets offset higher interest expense generally due to the rising cost of deposits. The provision for loan losses expense for the year ended December 31, 2005, decreased $854 from $3.0 million for the same period in 2004, on the basis of improved credit quality. Non-interest income for 2005 grew by 39.3% to $7.4 million as compared to $5.3 million in 2004, due to the implementation of several new service charges and fee income initiatives. The increase in non-interest income was more than offset by increased non-interest expense as it grew $2.4 million, or 13.7%, to $19.6 million for the years ended December 31, 2005, from $17.3 million for the same period in 2004, due to increased compensation and benefit costs and outside professional services costs.

Interest Income. The increase in interest income for the years ended December 31, 2005, as compared to 2004, is primarily due to growth in interest earning assets, principally loans. The decline in yields on loans reflects a continuingly low interest rate environment for first mortgages on one- to four-family residential loans, which is the Company’s principal loan asset, in spite of increases in short-term interest rates. Meanwhile, for the same comparable periods, increased interest income on securities has been primarily due to growth in outstanding balances, although the Bank has benefited some from rising yields available on securities. The majority of increased interest income from other interest-earning assets in 2005, as compared to 2004, has been as a result of investments in higher yielding assets, primarily FHLB stock acquired consistent with increased advances,

The Company experienced an increase in total interest income from loans in 2005, as compared to 2004, but there was a decline in total loan yield between the two years. The reduction in the yield is due to the change in the mix of the loan portfolio over the last four years. Beginning in 2002, the Company instituted a strategy to significantly change the mix of its loan portfolio. At the beginning of 2002, approximately 34.0% of the Bank’s loan portfolio was consumer loans, principally automobile and credit card loans for which the Company was experiencing substantial net charge-offs that mitigated their relatively higher yields. As of December 31, 2005, consumer loans represented less than 11.0% of total loans outstanding. The Company’s loan growth over that same period of time has primarily been in one- to four-family residential loans which represents approximately 56.0% of total loans outstanding compared to 45.0% at the beginning of 2002. While the transformation to the mix of the loan portfolio has been successful, it has occurred during a period of time when interest rates on home mortgage lending have been at historical low levels. Approximately 65.0% of the Company’s one- to four-family loan portfolio now consists of adjustable-rate loans, as compared to 22.0% at the beginning of 2002, however much of the adjustable-rate loan growth in 2003 and 2004, consisted of hybrid adjustable-rate loans, whereby the interest rate is fixed for a period of time, before adjusting to the current market rate. Interest rates for hybrid adjustable rate loans added in 2003 and 2004, generally did not adjust in 2005.

All growth in interest income from loans in 2005, as compared to 2004, was as a result of growth in total average outstanding loans from $485.0 million in 2004 to $549.0 million in 2005. Due to the market competition for loans in general, and a flat yield curve, interest rates for new one- to four-family mortgages in 2005 were not significantly higher than interest rates in 2004 despite several rate increases by the Federal Reserve Board. As a consequence, the Company focused its growth efforts on home equity lending and one- to four-family construction loans (See “Comparison of Financial Condition at December 31, 2005 and December 31, 2004-Loans”) that have interest rates tied to the current prime lending rate and tracked upward during 2005 following Federal Reserve Board rate increases through the year. Although the total average annual yield on loans decreased to 6.12% in 2005, from 6.27% in 2004, the quarterly loan yields during 2005 generally tracked upward.

Interest Expense. Approximately 62% of the increase in interest expense for the year ended December 31, 2005 as compared to the same period in 2004, was due to growth in average outstanding balances of interest-bearing demand accounts, time deposits and advances from the FHLB. The remaining interest expense growth was due to rate increases for interest-bearing demand accounts, money market accounts and time deposits. The rate increases during the third quarter of 2005, for money market and time deposits, have generally been made to remain competitive within the market as deposit rates have increased in response to Federal Reserve Board rate hikes. The interest rates on interest-bearing demand accounts are above the rates for comparable products in the Bank’s market for large deposits in order to attract new customers and grow core deposits. In 2005, the marketing program for the interest-bearing demand account product was very successful in attracting new deposits, with limited movement from existing customer accounts. The rate of interest expense on FHLB advances decreased 8 basis points as higher priced advances were paid off in 2005, and new advances were taken with lower weighted average rates and longer maturities, that management believes better match the duration of the one- to four-family residential loan portfolio. FHLB advances totaling $84.0 million, including half of the $40.0 million new advances in 2005, are convertible to adjustable-rate borrowings at the discretion of the FHLB, at specific conversion dates in the future. If the FHLB does convert the current fixed rate advances to adjustable rates, the Company has the option to pre-pay the advance without penalty.

Net Interest Income. Net interest income increased slightly to $20.1 million for the year ended December 31, 2005, from $19.9 million for the year ended December 31, 2004, as compared to the same period. The increase in net interest income is primarily due to the Company’s growth in average outstanding net interest-earning assets out pacing the growth of average outstanding net interest-bearing liabilities primarily due to the utilization of the net proceeds received from the Company’s minority stock offering in October 2004. However, net interest spread and net interest margin, declined 62 basis points to 2.61% and 54 basis points 3.05%, respectively for the year ended December 31, 2005 as compared to the same period in 2004 due to decline in yields on loans combined with an increase in cost-of-funds consistent with market rates. The decrease in both ratios for the year ended December 31, 2005, as compared to the same period in 2004, is due to a 15 basis point decrease in yield on the loan portfolio, while cost-of-funds increased 54 basis points. As discussed above rapid loan growth in 2003 and 2004, primarily in the Bank’s largest loan category, adjustable rate one- to four-family residential mortgages (“ARMs”), as well as the near-complete refinancing of the existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of the Bank’s ARM products, increases in market interest rates in 2005 did not generally cause the interest rates on these loans to adjust upward. The increase in cost-of-funds was due to increased interest rates on deposits which tracked upward in 2005, following Federal Reserve Board rate increases.

Provision for Loan Losses. The Bank establishes provision for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, sources of loan origination, historical underwriting experience with the particular loan products, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

Based on management’s evaluation of these factors, provisions of $2.1 million and $3.0 million were made during the years ended December 31, 2005 and 2004, respectively. The provision for loan losses in 2005 was reduced over 2004, as allocations for non-homogeneous loans declined because of improved borrower financial conditions and loan payoffs.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary, based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the years ended December 31, 2005 and 2004 were as follows:

	For the year ended December 31,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$5,351	$3,777	$1,574	41.7%
Gain on sale of real estate mortgages
held for sale	121	186	(65)	-34.9%
Gain(loss) on sale of securities
available for sale	(80)	(39)	(41)	-105.1%
Gain(loss) on sale of foreclosed assets	40	97	(57)	-58.8%
Commission income	406	301	105	34.9%
Interchange fees	752	663	89	13.4%
Bank owned life insurance earnings	603	173	430	248.6%
Other	220	164	56	34.1%
	$7,413	$5,322	$2,091	39.3%

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of initiatives implemented in the first and third quarters of 2005. These initiatives focus on improving the Bank’s discipline over service charge and fee collections. Concurrent with the implementation of the initiatives, the Company also increased its service charges and fees for certain transactions to be inline with market competitors.

Commission income is earned by the Company from third party financial services provider, when Atlantic Coast Bank customers purchase financial services or products from the financial services provider. Commission income from such sales increased during the year ended December 31, 2005, as compared to the same period in 2004, primarily as a result of initiatives to increase the productivity of sales representatives, including hiring of an additional representative for the Florida market.

Bank owned life insurance earnings increased during the year ended December 31, 2005 as compared to the same period in 2004, as the Company’s investment increased to $20.5 million as of December 31, 2005 from $4.9 million at December 31, 2004. The increase in 2005 is due to additional investments of $15.0 million, as well as earnings accrued to the policies.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2005 and 2004 were as follows:

	For the years ended December 31,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$9,368	$8,541	$827	9.7%
Occupancy and equipment	1,738	1,406	332	23.6%
Data processing	1,348	1,088	260	23.9%
Advertising	609	440	169	38.4%
Outside professional services	2,286	1,797	489	27.2%
Interchange charges	624	637	(13)	-2.0%
Collection expense and repossessed
asset losses	341	200	141	70.5%
Telephone	539	536	3	0.6%
Other	2,763	2,611	152	5.8%
	$19,616	$17,256	$2,360	13.7%

Compensation and benefit expense for the year ended December 31, 2005, as compared to the same period in 2004, increased primarily due to increased salary and general benefit expense and recognition of compensation expense for awards made under the Company’s share-based compensation plans implemented in 2005. Salary and general benefit expense for 2005 increased approximately $428,000, or 5.0% over 2004, primarily due to increased compensation for all associates for normal annual merit adjustments, as well as higher salary expenses resulting from management changes made to the retail branch network management team. At the annual shareholders meeting in May 2005, the Company’s shareholders approved the establishment of the Atlantic Coast Federal Corporation 2005 Recognition Retention Plan (the “Recognition Plan”) for the award of restricted stock to directors and key employees. Shareholders also approved the establishment of the Atlantic Coast 2005 Stock Option Plan (the “Stock Option Plan”) for the award of stock options to directors and key employees. Compensation expense in 2005 associated with awards made to directors and key employees in the third and fourth quarter of 2005 was $399,000. The increase in the cost of outside professional services for the year ended December 31, 2005, as compared to the same period in 2004, is primarily due to costs associated with Sarbanes-Oxley initiatives and various tax planning initiatives. Occupancy and equipment charges have increased for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to higher real estate taxes, increased utilities and the additional lease expense associated with the Company’s Florida Regional Center, which became occupied in latter part of the first quarter of 2005. The increased data processing costs for the year ended December 31, 2005, as compared to the same period in 2004, are primarily due to increased software licensing costs for the Company’s bank operating system, which is priced according to asset size and number of users. Advertising expense increased for the 12 months ended December 31, 2005, as compared to the same period in 2004 primarily due increased television and print media advertising for new deposit and loan products in 2005. Collection expense and repossession expense increased for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to outsourced services associated with bankruptcy issues and other repossession activities.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2006, and December 31, 2005 the Company had additional borrowing capacity of $106 million and $90 million, respectively, with the FHLB of Atlanta. Additionally, the Company has existing lines of credit available in excess of $22 million with other financial institutions. The Company has classified its entire securities portfolio as available for sale, providing an additional source of liquidity. Management believes that Atlantic Coast Federal Corporation’s security portfolio is of investment grade quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network. As of December 31, 2006 and 2005, the Company had $39.4 million and $32.7 million of certificates of deposits obtained through brokers that were purchased to replace maturing branch originated certificates of deposits or to help meet loan demands. As of December 31, 2006 and 2005 these certificates of deposits had a weighted average maturity of 20.0 months and 19.0 months, and a weighted average rate of 4.56% and 3.53%, respectively. In addition, the Company has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity.

During 2006, cash and cash equivalents increased $3.1 million from $38.0 million as of December 31, 2005, to $41.1 million as of December 31, 2006. Cash from operating activities of $3.1 million, combined with cash from financing activities of $92.0 million, exceeded cash used for investing activities of $92.1 million. Primary sources of cash were from net increases in deposit accounts of $56.7 million, FHLB borrowings of $40.0 million, proceeds from sale of securities $29.0 million, proceeds from maturities and payments of available-for-sale securities of $17.8 million and proceeds from sales of securities available-for-sale of $16.7 million. Approximately $58.0 million of the increase in deposits came from savings and money market growth in 2006, as compared to 2005, the majority of which matures in less than 12 months. The additional borrowings from the FHLB were used to replace maturing FHLB debt of $25.0 million and fund loan growth. Primary uses of cash included purchases of available-for-sale securities of $61.6 million, purchase of loans to be held in portfolio of $36.0 million and origination of loans to be held in portfolio of $24.8 million. In addition, during 2006, the Company used cash of $6.9 million to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $1.9 million to common stockholders. (See Capital Resources below.)

During 2005, cash and cash equivalents increased $12.3 million from $25.7 million as of December 31, 2004, to $38.0 million as of December 31, 2005. Cash from operating activities of $9.5 million, combined with cash from financing activities of $98.2 million, exceeded cash used for investing activities of $95.5 million. Primary sources of cash were from net increases in deposits of $80.6 million, additional FHLB borrowings of $40.0 million, proceeds from maturities and payments of available-for-sale securities of 29.0 million, $11.8 million for the sale of securities purchased under agreements to resell and proceeds from sales of securities available-for-sale of $10.1 million. Approximately $52.0 million of the increase in deposits came from certificates of deposit growth in 2005, as compared to 2004, the majority of which matures in less than 12 months. The additional borrowings from the FHLB were used to replace maturing FHLB debt of $11.3 million and the remainder was used to fund loan growth. Primary uses of cash included purchases of available-for-sale securities of $58.6 million, purchase of loans to be held in portfolio of $46.2 million, origination of loans to be held in portfolio of $19.9 million, purchase of additional bank owned life insurance policies of $15.0 million and principal payments on FHLB debt of $11.3 million. In addition, the Company used cash of $9.6 million to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $1.5 million to common stockholders.

As of December 31, 2006, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or reasonably likely to have a material adverse affect on the Atlantic Coast Federal Corporation’s liquidity, capital resources or operations.

Contractual Obligations and Commitments

The following table presents Atlantic Coast Federal Corporation’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to borrowers and purchase commitments, in aggregate and by payment due dates.

	December 31, 2006
	Less Than 1 Year	1 Through 3 Years	4 Through 5 Years	More Than 5 Years	Total
	(Dollars in Thousands)
FHLB advances	$12,000	$32,000	$20,000	$80,000	$144,000
Operating leases (premises)	238	92	-	-	330
Borrowings and operating leases	12,238	32,092	20,000	80,000	144,330

Undisbursed portion of loans closed	-	-	-	-	22,315
Unused lines of credit	-	-	-	-	77,025
Total loan commitments	-	-	-	-	99,340
Loan purchase commitment	-	-	-	-	-
Security purchase commitment	29,000	-	-	-	29,000
Total purchase commitments	-	-	-	-	-
Total contractual obligations And loan commitments	$41,238	$32,092	$20,000	$80,000	$272,670

Capital Resources

At December 31, 2006, equity totaled $91.1 million. During 2006 the Company’s Board of Directors declared regular quarterly dividends totaling $0.42 per common share that were paid with the proceeds of maturities and payments of available-for-sale securities. Net of dividends waived by the MHC for its owned shares in the amount of $3.7 million, the Company’s equity was reduced $2.0 million in 2006 for dividends declared. The Company expects for the near term, that the MHC will continue to waive receipt of its dividends. The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements, however the Company expects to continue dividend payments in 2007.

Equity in 2006 was also impacted by common stock repurchase programs. As of December 31, 2006 the Company held as Treasury stock 1,029,139 shares of common stock at an average per share cost of $15.90, or $16.0 million. The Company conducted two separate stock repurchase programs during 2006. Under the first program, approximately 200,000 shares were purchased to replace shares issued under the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan. As of the end of 2006 execution of the second repurchase program had resulted in the purchase of approximately 190,000 shares of a planned total purchase of 478,000 shares. Management expects to complete purchase of the approximate 288,000 remaining shares during 2007. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements.

Management monitors the capital levels of Atlantic Coast Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Atlantic Coast Bank is required by the OTS to meet minimum capital adequacy requirements. Atlantic Coast Bank’s actual and required levels of capital as reported to the OTS at December 31, 2006, are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
As of December 31, 2006
Total capital (to risk-weighted assets)	$81.8	13.9%	$47.2	8.0%	$59.0	10.0%
Tier 1 (core) capital (to risk-weighted
assets)	$77.1	13.1%	$23.6	4.0%	$35.4	6.0%
Tier 1 (core) capital (to adjusted total
assets)	$77.1	9.2%	$33.4	4.0%	$41.7	5.0%

At December 31, 2006, Atlantic Coast Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2005, management was not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Under regulations of the OTS, limitations have been imposed on all “capital distributions” by savings institutions, including cash dividends. See Business- “How We Are Regulated-Limitations on Dividends and Capital Distributions.” During 2007, Atlantic Coast Bank could, without prior approval, declare dividends of approximately $10.1 million, plus any 2007 net profits retained to the date of the dividend declaration.

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

Future Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk is one of the most significant market risks affecting the Company. Interest rate risk is the possibility that changes in interest rates will negatively impact net income or the value of interest-rate sensitive assets, liabilities and commitments. As such, the Company is subject to interest rate risk to the extent that its interest bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest earning assets.

In an effort to manage to its exposure to interest rate risk, the Company has adopted an asset and liability management policy set forth by the Board of Directors, and implemented by the Asset/Liability Committee. The objective of the Committee is to coordinate, control and communicate asset/liability management consistent with the Company’s business plan and board approved policies. The Committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and cash flow requirements in an effort to produce results that are consistent with the Company’s liquidity, capital adequacy, growth, risk, and profitability goals.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses financial modeling techniques that estimate the impact of different interest rate scenarios on the value of the company’s equity. Referred to as Economic Value of Equity (“EVE”), this methodology measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Management believes the EVE methodology improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest earning assets and interest-bearing liabilities within a meaningful time horizon.

The table presented below, as of December 31, 2006, is an analysis of Atlantic Coast Federal Corporation’s interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Also presented, for comparative purposes, is the EVE as of December 31, 2005 considering the same interest rate changes.

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2006
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	2.53	2.53	2.58	2.74	2.79	2.79
Duration of liabilities(1)	2.52	2.52	2.52	2.41	2.41	2.41
Differential in duration	0.01	0.01	0.06	0.33	0.38	0.38

Amount of change in Economic Value of Equity(2)	$87,636	$175,272	$476,404	$(2,804,847)	$(6,346,360)	$(9,519,541)
Percentage change in Economic Value of Equity(2)	0.09%	0.18%	0.50%	-2.93%	-6.63%	-9.94%

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2005
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	2.97	2.97	2.99	3.04	3.05	3.05
Duration of liabilities(1)	2.85	2.85	2.85	2.48	2.48	2.63
Differential in duration	0.12	0.12	0.14	0.56	0.57	0.42

Amount of change in Economic Value of Equity(2)	$2,758,445	$1,838,963	$1,059,985	$(4,201,231)	$(8,526,667)	$(9,433,215)
Percentage change in Economic Value of Equity(2)	2.83%	1.89%	1.09%	-4.31%	-8.74%	-9.67%

(1)	Expressed as number of years before asset/liability reprices to achieve stated rate of interest rate increase

(2)	Represents the cumulative five year pre-tax impact on the Company's equity due to increased or (decreased) net interest margin

The December 31, 2006 table above indicates that, under any of the interest rate change scenarios presented, Atlantic Coast Federal Corporation has a positive differential in duration. Essentially, this means that the time it takes for the Company’s assets to re-price for the assumed interest rate changes exceeds the time it takes for the liabilities to re-price for the same interest rate changes. Accordingly, the Company is considered liability sensitive, although less so in a decreasing interest rate environment. Therefore, for instantaneous increases in interest rates of 1%, 2% or 3%, the Company’s equity is estimated to decrease in value by $2.8 million, $6.3 million and $9.5 million respectively. For the assumed instantaneous interest rate decreases of 1%, 2% or 3%, the Company’s equity is estimated to increase $0.5 million, $0.2 million and $0.1 million.

Comparing the December 31, 2006 table to the December 31, 2005 table, the Company became less sensitive to interest rate changes during 2006, particularly in scenarios with declining interest rates. This was accomplished through efforts on both sides of the balance sheet. Longer-term single family mortgages were de-emphasized in favor of prime rate based loans, and retail sales efforts were focused on interest checking and money market deposits rather than time deposits, resulting in a better matching of re-pricing timelines which in turn shortened the duration differential. Additionally, Federal Home Loan Bank advances and other borrowings were executed with longer terms, in an effort to manage asset and liability maturities, which further reduced the Company’s sensitivity to interest rate changes. The end result of these changes was to move the Company to a more interest rate neutral balance sheet.

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

In evaluating Atlantic Coast Federal Corporation’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages (ARM’s), have features that restrict changes in interest rates on a short term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Atlantic Coast Federal Corporation considers all of these factors in monitoring its exposure to interest rate risk.

The Board of Directors and management of Atlantic Coast Federal Corporation believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of the currently originated fixed-rate, one-to-four family real estate loans. The Company has also used interest rate swap agreements as a part of its asset/liability management strategy. As of December 31, 2005 the Company held interest swap agreements classified as cash flow hedges of certain FHLB advances with notional amounts totaling $10.0 million. Under the terms of the interest rate swap agreements, the Company pays the counterparty a fixed rate of interest based on the notional amount and receives interest based on a floating rate of interest. The fair value of this interest rate swap was approximately $668,000 as of December 31, 2006. During 2005, the Company entered into two additional interest rate swap agreements with a combined notional value of $10.0 million to further promote its asset/liability management strategy by mitigating the negative impact to net interest margin of sudden and unplanned interest rate changes. One of these agreements with a notional amount of $5.0 million matured during 2006. The remaining swap with a notional amount of $5.0 million, which does not qualify for hedge accounting, had an estimated value on December 31, 2006 of $(31,000).

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
Waycross, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic Coast Federal Corporation ("Corporation") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Atlantic Coast Federal Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Brentwood, Tennessee
March 29, 2007

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in Thousands, Except Share Information)

	2006	2005
ASSETS
Cash and due from financial institutions	$10,571	$22,041
Short-term interest bearing deposits	30,486	15,918
Total cash and cash equivalents	41,057	37,959
Other interest bearing deposits in other financial institutions	1,200	1,800
Securities available for sale	99,231	71,965
Real estate mortgages held for sale	4,365	100
Loans, net of allowance for loan losses of $4,705 in 2006
and $4,587 in 2005	639,517	580,441
Federal Home Loan Bank stock	7,948	7,074
Accrued interest receivable	3,499	2,722
Land, premises and equipment, net	17,610	14,485
Bank owned life insurance	21,366	20,526
Other real estate owned	286	310
Goodwill	2,661	2,661
Other assets	4,085	3,806

Total assets	$842,825	$743,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$38,301	$38,454
Interest-bearing demand	52,895	79,739
Savings and money market	158,229	100,259
Time	323,627	297,869
Total deposits	573,052	516,321
Securities sold under agreement to repurchase	29,000	-
Federal Home Loan Bank advances	144,000	129,000
Accrued expenses and other liabilities	5,686	5,611
Total liabilities	751,738	650,932

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, issued and outstanding of 14,813,469 at December, 31 2006
and 14,805,969 at December 31, 2005	148	148
Additional paid in capital	57,708	56,876
Unearned employee stock ownership plan (ESOP) shares of 325,864
at December 31, 2006 and 372,416 at December 31, 2005	(3,259)	(3,724)
Retained earnings	52,297	49,193
Accumulated other comprehensive income	210	27
Treasury stock, at cost, 1,029,139 shares at December 31, 2006
and 664,619 at December 31, 2005	(16,017)	(9,603)
Total stockholders' equity	91,087	92,917

Total liabilities and stockholders' equity	$842,825	$743,849

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, Except Share Information)

	2006	2005	2004
Interest and dividend income
Loans, including fees	$41,029	$33,606	$30,400
Securities and interest-bearing deposits
in other financial institutions - taxable	5,308	3,403	1,065
Securities and interest-bearing deposits
in other financial institutions - tax exempt	70	173	235
Securities purchased under agreements to resell	-	72	72
Total interest and dividend income	46,407	37,254	31,772

Interest expense
Deposits	18,448	12,168	8,184
Federal Home Loan Bank advances	5,468	4,990	3,732
Securities sold under agreements to repurchase	634	-	-
Total interest expense	24,550	17,158	11,916

Net interest income	21,857	20,096	19,856

Provision for loan losses	475	2,121	2,975

Net interest income after provision for loan losses	21,382	17,975	16,881

Noninterest income
Service charges and fees	5,745	5,351	3,777
Gain on sale of real estate mortgages held for sale	67	121	185
Loss on sale of securities available for sale	(163)	(80)	(39)
Commission income	314	406	301
Interchange fees	791	752	663
Bank owned life insurance earnings	840	603	173
Other	248	260	262
	7,842	7,413	5,322

Noninterest expense
Compensation and benefits	10,947	9,369	8,541
Occupancy and equipment	2,228	1,738	1,406
Data processing	1,483	1,348	1,088
Advertising	847	609	440
Outside professional services	1,994	2,286	1,797
Interchange charges	491	624	637
Collection expense and repossessed asset losses	267	341	200
Telephone	500	539	536
Other	2,922	2,762	2,611
	21,679	19,616	17,256

Income before income tax expense	7,545	5,772	4,947

Income tax expense	2,393	1,083	1,755

Net income	$5,152	$4,689	$3,192

Earnings per common share:
Basic	$0.38	$0.34	$0.32
Diluted	$0.38	$0.33	$0.32

Dividends declared per common share	$0.42	$0.26	$-

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
Balance at January 1, 2004	-	-	-	43,220	(2)	-	43,218
Common stock issued to Atlantic Coast
Mutual Holding Company, 8,728,500 shares	87	(87)	-	-	-	-	-
Common stock issue in initial public offering, net of issuance costs, 5,819,000 shares	58	56,261	(4,655)	-	-	-	51,664
ESOP shares earned, 46,552 shares	-	159	465	-	-	-	624
Comprehensive income:
Net income	-	-	-	3,192	-	-	3,192
Other comprehensive income(loss)	-	-	-	-	1	-	1
Total comprehensive income	-	-	-	3,192	1	-	3,193

Balance at December 31, 2004	145	56,333	(4,190)	46,412	(1)	-	98,699
ESOP shares earned, 46,552 shares	-	147	466	-	-	-	613
Management restricted stock granted	3	(2)	-	-	-	-	1
Management restricted stock expense, 25,989 shares	-	289	-	-	-	-	289
Stock options expense	-	109	-	-	-	-	109
Dividends declared ($ .26 per share)	-	-	-	(1,908)	-	-	(1,908)
Treasury stock purchased at cost	-	-	-	-	-	(9,603)	(9,603)
Comprehensive income:
Net income	-	-	-	4,689	-	-	4,689
Other comprehensive income	-	-	-	-	28	-	28
Total comprehensive income	-	-	-	4,689	28	-	4,717

Balance at December 31, 2005	$148	$56,876	$(3,724)	$49,193	$27	$(9,603)	$92,917

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, Except Share Information)

		ADDITIONAL	UNEARNED		ACCUMULATED OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
Balance at January 1, 2006	$148	$56,876	$(3,724)	$49,193	$27	$(9,603)	$92,917
ESOP shares earned, 46,552 shares	-	290	465	-	-	-	755
Stock options exercised	-	(13)	-	-	-	115	102
Management restricted stock granted	-	(348)	-	-	-	348	-
Management restricted stock expense, 78,256 shares	-	595	-	-	-	-	595
Stock options expense	-	308	-	-	-	-	308
Dividends declared ($ .42 per share)	-	-	-	(2,048)	-	-	(2,048)
Treasury stock purchased at cost	-	-	-	-	-	(6,877)	(6,877)
Comprehensive income:
Net income	-	-	-	5,152	-	-	5,152
Other comprehensive income	-	-	-	-	183	-	183
Total comprehensive income	-	-	-	5,152	183	-	5,335

Balance at December 31, 2006	$148	$57,708	$(3,259)	$52,297	$210	$(16,017)	$91,087

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, Except Share Information)

	2006	2005	2004

Cash flows from operating activities
Net income	$5,152	$4,689	$3,192
Adjustments to reconcile net income to
to net cash from operating activities:
Provision for loan losses	475	2,121	2,975
Gain on sale of real estate mortgages held for sale	(67)	(121)	(185)
Loans originated for sale	(37,931)	(9,661)	(11,486)
Proceeds from loan sales	33,733	9,762	11,896
(Gain) loss on sale of other real estate owned	1	(41)	(97)
Loss on sale of securities
available for sale	163	80	39
(Gain) loss on disposal of equipment	146	(81)	-
ESOP compensation expense	755	613	624
Share-based compensation expense	903	398	-
Net depreciation and amortization	1,890	1,977	1,465
Net change in accrued interest receivable	(777)	(445)	(236)
Increase in cash surrender value of
bank owned life insurance	(840)	(603)	(173)
Net change in other assets	(426)	(1,378)	861
Net change in accrued expenses
and other liabilities	(78)	2,216	1,010
Net cash from operating activites	3,099	9,526	9,885

Cash flows from investing activities
Net change in securities purchased under
agreements to resell	-	11,800	(11,800)
Proceeds from maturities and payments
of securites available for sale	17,808	29,022	6,031
Proceeds from the sales of securities
available for sale	16,657	10,130	3,014
Purchase of securities available for sale	(61,642)	(58,552)	(36,700)
Loans purchased	(35,977)	(46,161)	(6,438)
Proceeds from sales of loans from portfolio	-	-	9,565
Net change in loans	(24,768)	(19,922)	(88,070)
Expenditures on premises and equipment	(4,478)	(5,298)	(984)
Proceeds from sales of premises and equipment	-	360	-
Proceeds from the sale of other real estate owned	612	581	605
Purchase of FHLB stock	(874)	(1,563)	(2,430)
Purchase of bank owned life insurance	-	(15,000)	-
Net change in other investments	600	(900)	(400)
Net cash from investing activities	(92,062)	(95,503)	(127,607)

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, Except Share Information)

	2006	2005	2004

Cash flows from financing activities
Net increase in deposits	$56,731	$80,639	$43,426
FHLB advances	40,000	40,000	65,000
Proceeds from sale of common stock,
net of issuance costs	-	-	51,665
Proceeds from sale of securities
under agreement to repurchase	29,000	-	-
Repayment of FHLB advances	(25,000)	(11,314)	(25,657)
Treasury stock repurchased	(6,877)	(9,603)	-
Proceeds from exercise of stock options,
including tax benefit	102	-	-
Dividends paid	(1,895)	(1,494)	-
Net cash from financing activities	92,061	98,228	134,434

Net change in cash and cash equivalents	3,098	12,251	16,712

Cash and equivalents beginning of period	37,959	25,708	8,996

Cash and equivalents at end of period	$41,057	$37,959	$25,708

Supplemental information:
Interest paid	$24,287	$16,891	$11,790
Income taxes paid	3,921	980	950

Supplemental noncash disclosures:
Loans transferred to other real estate	$589	$544	$222
Other real estate exchanged for loans	-	-	448

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The accompanying consolidated financial statements include Atlantic Coast Federal Corporation and its wholly owned subsidiary, Atlantic Coast Bank ("Atlantic Coast Bank") together referred to as ("the Company"). Also included in the consolidated financial statements is Atlantic Coast Holdings, Inc (“Holdings”) a wholly owned subsidiary of Atlantic Coast Bank, formed for the purpose of managing and investing in certain securities as well as holding all of the common stock and 85% of the preferred stock of Coastal Properties, Inc., a Real Estate Investment Trust (the “REIT”). The REIT was formed in the fourth quarter of 2005, for the purpose of holding Georgia and Florida first lien residential mortgage loans originated by Atlantic Coast Bank. The REIT is permitted a deduction for Federal income tax purposes of all dividends paid to its shareholders. The consolidated financials also include First Community Financial Services, Inc. ("FCFS"), an inactive wholly owned subsidiary of Atlantic Coast Bank. All significant inter-company transactions and balances are eliminated in consolidation. Atlantic Coast Federal Corporation is a majority owned (63.3%) subsidiary of Atlantic Coast Federal, MHC. These financial statements do not include the transactions and balances of Atlantic Coast Federal MHC.

Atlantic Coast Bank provides a broad range of banking services to individual and corporate customers primarily in southern coastal Georgia and northern coastal Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are generally expected to be repaid from the cash flows from the operations of the business. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area. FCFS was originally formed to provide insurance and investment products and services for Atlantic Coast Bank's customers and surrounding communities. On December 31, 2003, the operations of FCFS were consolidated into Atlantic Coast Bank.

On May 30, 2002, Atlantic Coast Bank adopted a Plan of Reorganization into a three-tier mutual holding company. The Plan of Reorganization became effective on January 1, 2003. Following the reorganization, Atlantic Coast Bank became a wholly owned subsidiary of Atlantic Coast Federal Corporation ("the Stock Company"), which became a wholly owned subsidiary of Atlantic Coast Federal MHC ("the Mutual Company"). The transaction was accounted for at historical cost. The principal activity of the Stock Company is the ownership of Atlantic Coast Bank. The principal activity of the Mutual Company is the ownership of the Stock Company.

Execution of Minority Stock Offering: On March 12, 2004, and amended on May 11, 2004, the Board of Directors of the Stock Company adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of Atlantic Coast Bank and its employee stock ownership plan in a subscription offering, with the Mutual Company retaining ownership of the majority of the common stock. The plan was accomplished on October 4, 2004 through the sale to eligible depositors of 5,353,480 shares and to the employee stock ownership plan of 465,520 for a total of 5,819,000 total shares sold at $10 per share, representing 40% of the Stock Company's stock.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The issued shares resulted in proceeds of $56.3 million, net of conversion expenses of $1.9 million. With the proceeds the Stock Company loaned its employee stock ownership plan $4.7 million to enable it to buy 8% of the shares issued to persons other than the Mutual Company. The Stock Company also contributed $28.2 million, which is approximately 50% of the proceeds net of stock offering costs of $1.9 million, to Atlantic Coast Bank as a capital contribution. The balance of the net proceeds was retained as the Stock Company's initial capitalization and was invested in time deposits at Atlantic Coast Bank and investment securities. Since the date of the stock offering, the proceeds have been used for general business purposes including additional investment in securities, repurchasing shares of its common stock and paying dividends. In the future the Company intends to continue to use the funds raised from the stock offering for these same purposes as well as pursuing acquisitions. The funds received by Atlantic Coast Bank have been principally invested in short-term interest bearing deposits at financial institutions, investment securities, loan growth and for growth through expansion of the branch office network.

Stock Repurchase Program: During the third quarter of 2005, the Company initiated the first of two stock repurchase programs conducted during the year. The initial repurchase program, which began in August of 2005 and concluded on September 20, 2005, resulted in the purchase of 285,131 shares of common stock to replace the shares issued for the Retention Plan and provide for future awards. In October 2005, the Company began its second stock repurchase program to purchase up to 10% of the remaining outstanding shares of common stock resulting in the purchase of 379,488 shares as of December 31, 2005. During 2006 the Company acquired an additional 394,338 shares of common stock outstanding. Total shares of common stock held in Treasury as of December 31, 2006 was 1,029,139 shares or 6.9% of total outstanding shares of common stock.

At December 31, 2006, the Mutual Company (the “MHC”) owned 63.3%, or 8,728,500 shares, of the outstanding common stock of the Stock Company, with the remaining 36.7%, or 5,055,830 shares held by persons other than the MHC and the Stock Company. The Stock Company holds 100% of Atlantic Coast Bank’s outstanding common stock.

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, cash due from financial institutions and short-term interest-earning deposits in both financial institutions and other investment companies. The Company reports net cash flows for customer loan transactions, deposit transactions, other interest bearing deposits made with other financial institutions and securities purchased under agreements to resell.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Real Estate Mortgages Held for Sale: The Bank originates real estate mortgages for sale in the secondary market. Real estate mortgages held for sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. Sales in the secondary market are recognized when full acceptance and funding has been received. Loans are generally sold servicing released.

Loans: Loans that management has the intent and ability to hold until maturity or payoff are reported at the principal balance outstanding, net of unearned loan fees and costs, premiums on loans purchased, and an allowance for loan losses.

The Bank also purchases loans that conform to our underwriting standards, principally one- to four-family residential mortgages, in the form of whole loans as well as participation interests for interest rate risk management and portfolio diversification and to supplement our organic growth.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method. Interest income includes amortization of purchase premiums or discounts on loans purchased. Premiums and discounts are amortized on the level yield method.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All accrued interest on loans placed on-non-accrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans over $250 thousand by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Federal Home Loan Bank Stock: Atlantic Coast Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Land, Premises, and Equipment: Land is carried at cost. Buildings and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Premises and equipment are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets. Buildings and related components have useful lives ranging from 15 to 39 years. Furniture, fixtures, and equipment have useful lives ranging from 1 to 15 years. Interest expense associated with the construction of new facilities is capitalized at the weighted average cost of funds.

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets: Goodwill resulted from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. Other intangible assets consist of core deposit arising from branch acquisitions. Core deposit intangibles are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, ranging from 4 to 10 years.

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

Employee Stock Ownership Plan (ESOP): The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP's loan payable or the Company's loan receivable are reported in the Company's consolidated balance sheet. Likewise the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders' equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments including commitments to make loans and unused lines of credit, issued to meet customers' financing needs. The face amount for these items represents the exposure to loss, before considering collateral or ability to repay. Such financial instruments are recorded when they are funded.

Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated and qualify as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve of $710,000 and $4.0 million, at year end 2006 and 2005 respectively, was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

Dividends: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Stock Company or by the Company to shareholders. The Mutual Company, with approval of the Office of Thrift Supervision, may waive receipt of dividends paid by the Stock Company. Waived dividends are not charged to the Stock Company’s retained earnings, nor restrict the amount of future dividends. During 2006 and 2005, the Mutual Company waived receipt of dividends in the amount of $3.7 million and $1.7 million, respectively. The Stock Company paid no dividends in 2004.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications: Certain items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). SFAS 157, which is effective for fiscal years beginning after November 15, 2007, does not require new fair value measurements, however it does establish a common definition of fair value and expands disclosures about fair value measurements. The Company is presently assessing the impact FAS 157 may have on its financial statements, but no determination has been made at this time.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. (“SFAS 158”) This accounting standard amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employer Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 132, Revised, Employer Disclosures about Pensions and Other Postretirement Benefits. Under SFAS 158, companies must recognize the over funded or under funded status of single-employer funded defined benefit plans as an asset or liability in its statement of financial condition. In addition, SFAS 158 requires changes in the funded status be recognized as part of comprehensive income as of the date of the company’s year-end statement of financial condition. Relative to the requirement to recognize the funded status of a benefit plan, and the related disclosure requirements, the effective date of SFAS 158 is fiscal years ending after December 15, 2006 for companies with publicly traded equity securities. The requirement for measuring plan assets and benefit obligations as of the employers fiscal year-end statement of condition is effective for fiscal years ending after December 15, 2008 for publicly traded companies. The adoption of SFAS 158 did not have any material effect on the financial statements of the Company.

In September 2006, the SEC issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a public company should quantify the effect of an error on the financial statements by requiring a dual approach to compute the amount of a misstatement. The dual approach encompasses both a current year income statement perspective (“rollover” method) and a year-end balance sheet perspective (“iron curtain” method). Companies that will need to change their method of computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the financial statements of the Company.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF No. 06-4 will have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (”EITF 06-5”). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material effect on the financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in Thousands)
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2006
Government-sponsored enterprises	$16,280	$6	$(114)
State and municipal	1,729	-	(19)
Mortgage-backed	81,222	197	(401)

	$99,231	$203	$(534)

December 31, 2005
Government-sponsored enterprises	$32,079	-	$(263)
State and municipal	5,361	1	(39)
Mortgage-backed	34,525	31	(391)
	$71,965	$32	$(693)
The sales of securities available for sale for years ended December 31 were as follows:

	2006	2005	2004
	(Dollars in Thousands)
Proceeds	$16,657	$10,130	$3,014
Gross gains	2	-	8
Gross losses	(165)	(80)	(47)

The tax benefit related to these net realized losses was $62,000, $30,000 and $15,000, respectively.

The fair value of debt securities segregated by contractual maturity as of December 31, 2006, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or property penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

The net loss on available for sale securities for the year ended December 31, 2006, was due to the recognition of an impairment loss on certain FHLB debt securities held at the end of the first quarter of 2006 for $177,000. The impairment loss was estimated based on the difference between the original cost of the securities and their estimated fair value as March 31, 2006. The securities were sold during the second quarter for an actual loss of $163,000 and the loss recorded at the time the securities were identified for disposal was adjusted to the actual loss at the time of the sale. The securities disposed of had an original purchase cost of $16.0 million and a weighted average yield of 3.84%. They were identified for disposal in an effort to improve the Company’s net interest margin. During the second quarter of 2006 the Company purchased a like amount of securities with a weighted average interest rate of 5.77%.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 2 - SECURITIES AVAILABLE FOR SALE (continued)
2006
(Dollars in Thousands)

Due in one year or less	$6,735
Due from one to five years	5,365
Due from five to ten years	909
Due after ten years	5,000
Mortgage-backed	81,222

Total	$99,231

Securities pledged at year-end 2006 had a carrying value of $37.8 million. $7.0 million was pledged to secure public funds, and $30.9 million was pledged as collateral for borrowings. Securities pledged at year-end 2005 had a carrying value of $6.3 million and were pledged to secure public funds. At December 31, 2006 and 2005, there were no holdings of securities of any one issuer, other than the U. S. Government-sponsored enterprises, in an amount greater than 10% of equity.

Securities with unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

			(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities 2006	Value	Loss	Value	Loss	Value	Loss
Government-sponsored
enterprises	$6,379	$(14)	$2,869	$(100)	$9,248	$(114)
State and municipal	550	(3)	1,179	(16)	1,729	(19)
Mortgage-backed	36,063	(192)	14,455	(209)	50,518	(401)

Total temporarily impaired	$42,992	$(209)	$18,503	$(325)	$61,495	$(534)

2005
Government-sponsored
enterprises	$19,557	$(118)	$10,821	$(145)	$30,378	$(263)
State and municipal	1,879	(11)	2,928	(28)	4,807	(39)
Mortgage-backed	18,283	(228)	8,525	(163)	26,808	(391)

Total temporarily impaired	$39,719	$(357)	$22,274	$(336)	$61,993	$(693)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 3 - REAL ESTATE MORTGAGES HELD FOR SALE

Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential residences. Substantially all of the balance outstanding at December 31, 2006, is composed of individual residential mortgage loans assigned to the Company in connection with a mortgage broker loan agreement entered into during 2006. Under the terms of this loan agreement, the Company provides funds to the mortgage broker for individual mortgage loan closings. In exchange the Company accepts an assignment of the individual mortgage loan pending its sale to various third-party investors as arranged by the mortgage broker. Upon acceptance for purchase by the third-party investors, the loan agreement requires the Company to reassign the loan back to the mortgage broker at par, for completion of the third-party sale. The Company receives interest income upon the sale of these loans for the period of the assignment. As of December 31, 2006, the weighted average number of days outstanding of real estate mortgages held for sale was 20 days.

NOTE 4 - LOANS, NET

Loans at December 31 are summarized as follows:

	As of December 31,				Increase (decrease)
	2006	% of total loans	2005	% of total loans	Dollars	Percentage
Real estate loans:	(Dollars In Thousands)
One-to-four family	$334,000	52.1%	$324,681	55.9%	$9,319	2.9%
Commercial	60,912	9.5%	59,074	10.2%	1,838	3.1%
Other ( Land & Multifamily)	34,446	5.4%	20,302	3.5%	14,144	69.7%
Total real estate loans	429,358	67.0%	404,057	69.5%	25,301	6.3%

Real estate construction loans:
Construction-one-to-four family	32,467	5.1%	24,243	4.2%	8,224	33.9%
Construction-commercial	2,862	0.4%	2,577	0.4%	285	11.1%
Acquisition & Development	2,103	0.3%	-	0.0%	2,103	-
Total real estate construction loans	37,432	5.8%	26,820	4.6%	10,612	39.6%

Other loans:
Home equity	91,062	14.2%	79,016	13.6%	12,046	15.2%
Consumer	63,630	9.9%	62,846	10.8%	784	1.2%
Commercial	19,044	3.0%	8,430	1.5%	10,614	125.9%
Total other loans	173,736	27.1%	150,292	25.9%	23,444	15.6%

Total loans	640,526	100%	581,169	100%	59,357	10.2%

Allowance for loan losses	(4,705)		(4,587)		(118)	2.6%
Net deferred loan (fees) costs	3,348		3,164		184	5.8%
Premiums on purchased loans	348		695		(347)	-49.9%

Loans, net	$639,517		$580,441		$59,076	10.2%

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 4 - LOANS, NET (continued)

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	(Dollars in Thousands)
	2006	2005	2004

Beginning balance	$4,587	$3,956	$6,593
Provision for loan losses	475	2,121	2,975
Loans charged-off	(1,215)	(2,326)	(6,420)
Recoveries	858	836	808
Ending balance	$4,705	$4,587	$3,956

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

Impaired loans as of December 31, 2006 and 2005 were as follows:

	(Dollars in Thousands)
	2006	2005
Year-end loans with no allocated allowance for loan losses	$798	$1,361
Year-end loans with all allocated allowance for loan losses	1,206	3,122
Total	$2,004	$4,483

Amount of the allowance for loan losses allocated to impaired loans	$458	$994

	Years Ended December 31,
	(Dollars in Thousands)
	2006	2005	2004
Average of impaired loans during the period	$3,798	$5,929	$7,018
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	11

Nonperforming loans at December 31, 2006, 2005 and 2004 were $3.1 million, $2.6 million and $6.7 million, respectively. There were no loans over 90 days past-due and still accruing interest as of the end of 2006, 2005 or 2004. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans. For 2006 and 2005 contractual gross interest income of $90,000 and $149,000 would have been recorded on non-performing loans if those loans had been current. Actual interest recorded on such loans was $66,000 in 2006 and $6,000 in 2005.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 4 - LOANS, NET (continued)

Included in nonperforming loans is a pool of small equipment and automobile leases the Company purchased in 2001. The balance of the leases, net of the allowance for loan and lease losses allocated, was $623,000 and $634,000 as of December 31, 2006 and 2005. During 2005 the Company signed a settlement agreement with the bankruptcy trustee of the seller, which led to the receipt of $297,000 in lease payments that were being held by the trustee. This payment, along with approximately $11,000 in 2006 and $9,000 in 2005, was applied to the principal balance outstanding. The leases are backed by surety bonds and the Company has filed a claim with the insurance company for approximately $1.7 million plus interest, which represents the balance of the leases at the time regular payments ceased in late 2001 less amounts received in 2005 and 2006. The insurance company has denied the claim, alleging the seller of the leases engaged in fraudulent lending activities. The Company, along with numerous other creditors who purchased the leases, has pursued collection of its claim by filing a lawsuit against the insurance company. Legal costs incurred in association with the collection of the leases were $212,000 and, $335,000 for 2006 and 2005 and are recorded in outside professional services in the consolidated statements of income.

The previous charge-offs on these leases and the current level of allowance for loan losses allocation for the remaining balance of these leases are indicative of the Company's best estimate of the probable losses incurred, based on consultation with legal counsel. Management continues to vigorously pursue collection on the surety bonds, including the $623,000 ($773,000 remaining balance less $150,000 allocation of the allowance for loan and lease losses) net amount included in the Company's financial statements as of December 31, 2006. The Company believes there is a possibility that no amount will be collected in the future; therefore, the Company may incur additional losses up to the $623,000. Collection of the full $1.7 million claim may also occur, although this is not considered likely as the Company likely will need to settle at some lower amount, and may not collect any amount.

The Company has originated loans with directors and executive officers and their associates. These loans totaled approximately $3.0 million and $3.2 million at December 31, 2006 and 2005. The activity on these loans for 2006 was as follows:

(Dollars in Thousands)
Beginning balance	$3,190
New loans	140
Effect of changes in related parties	172
Repayments	(490)
Ending balance	$3,012

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

	(Dollars in Thousands)
	2006	2005
Loans	$2,836	$2,214
Securities available for sale	549	426
FHLB stock dividend	114	82
Total	$3,499	$2,722

NOTE 6 - LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31 are summarized as follows:

	(Dollars in Thousands)
	2006	2005
Land	$7,731	$7,703
Buildings and leasehold improvements	10,874	9,786
Furniture, fixtures, and equipment	8,116	7,205
Building and equipment in process	2,051	181
	28,772	24,875
Accumulated depreciation and amortization	(11,162)	(10,390)
Land, premises and equipment, net	$17,610	$14,485

Depreciation expense was $1.2 million, $1.0 million and $1.1 million for 2006, 2005 and 2004, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the periods ending December 31 is as follows:

	2006	2005
	(Dollars in Thousands)
Beginning of period	$2,661	$2,661
Increases in goodwill	—	—
End of period	$2,661	$2,661

The Company determined that goodwill was not impaired during the years ended December 31, 2006 and 2005.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS (continued)

Core Deposit Intangible Assets

Core deposit intangible assets included in other assets in the consolidated balance sheets as of December 31, 2006 and 2005 were as follows:

	2006		2005
	(Dollars in Thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$611	$(384)	$611	$(303)

Aggregate amortization expense was $81,000, $83,000 and $82,000 for the years 2006, 2005 and 2004.

Estimated amortization expense for each of the next five years ending December 31:

(Dollars in Thousands)
2007	$44
2008	38
2009	35
2010	34
2011	32

The goodwill and intangible assets discussed above resulted from the following branch acquisitions:

Summary of Branch Acquisitions

During 2003 and 2002, the Company purchased three branch office facilities and assumed the related deposits from two separate financial institutions. Collectively, the Company acquired approximately $36.3 million in deposits, $11.9 million in loans, $2.3 million in fixed assets, $68,000 in other liabilities and $18.7 million in cash. In the aggregate, the transactions resulted in amortizable intangibles and non-amortizable goodwill in the amount of $3.2 million. The core deposit intangibles of approximately $611,000 are being amortized to expense over 10 years using an accelerated method.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were approximately $131.7 million and $105.3 million at December 31, 2006 and 2005. Deposit balances over $100,000 are not federally insured.

Scheduled maturities of time deposits at December 31, 2006 were as follows:

(Dollars in Thousands)

2007	$234,036
2008	47,011
2009	27,159
2010	8,767
2011	6,654
$323,627

Brokered certificate of deposits were $39.4 million and $32.7 million at December 31, 2006 and 2005.

Deposits from directors, executive officers and their associates at December 31, 2006 and 2005 were approximately $967,000 and $911,000.

Interest expense on customer deposit accounts is summarized as follows:

	(Dollars in Thousands)
	2006	2005	2004
Interest bearing	$1,572	$1,307	$254
Savings & money market	3,293	1,675	1,313
Time	13,583	9,186	6,617
	$18,448	$12,168	$8,184

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank of Atlanta were as follows:

	2006	2005
	(Dollars in Thousands)
Maturities March 2007 through December 2016, fixed at rates from 4.37% to 5.60%, averaging 5.10%	$114,000	$104,000
Maturities February 2007 through January 2014, variable rate at rates from 3.46% to 5.87%, averaging 4.51%	30,000	25,000
Total	$144,000	$129,000

Fixed-rate advances includes amounts which may be converted by the FHLB, at various designated dates following issuance, from fixed-rate to variable-rate debt, or for certain advances, adjusted to current market fixed rates. If the FHLB converts the rates the Company has the option of pre-paying the debt, without penalty. At year-end 2006 and 2005, the amounts of convertible advances were $99.0 million and $84.0 million.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (continued)

The advances at December 31, 2006 mature as follows:

(Dollars in Thousands)
2007	$12,000
2008	3,000
2009	5,000
2010	24,000
2011	10,000
Thereafter	90,000
$144,000

The Company has a borrowing capacity of 30% of total bank assets with the Federal Home Loan Bank of Atlanta. The Company had mortgage and home equity loans totaling approximately $433.4 million and $391.4 million at December 31, 2006 and 2005 pledged as collateral for the FHLB advances. At December 31, 2006, the remaining borrowing capacity was $106.5 million. At December 31, 2006 and 2005 Atlantic Coast owned $7.9 million and $7.1 million of FHLB stock, which also secures debts to the FHLB.

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase with a carrying amount of $29.0 million at December 31, 2006 are secured by mortgage backed securities. There were no similar balances at December 31, 2005.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

2006
(Dollars in Thousands)
Average daily balance during the year	$13,951
Average interest rate during the year	4.49%
Maximum month-end balance during the years	$29,000
Weighted average interest rate at year-end	4.45%

NOTE 11 - INTEREST RATE SWAPS

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position by mitigating the impact of significant unexpected fluctuations in earnings caused by interest rate volatility or changes in the yield curve. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 11 - INTEREST RATE SWAPS (continued)

Interest rate swaps designated as cash flow hedges

During 2004, the Company entered into two interest rate swaps agreements with notional amounts totaling $10 million as of December 31, 2006, to offset the risk of changing rates associated with two of its Federal Home Loan Bank (“FHLB”) advances. These interest swaps were designated as cash flow hedges, and were determined to be fully effective during 2006, 2005 and 2004. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income (loss). Prospective changes in value of the interest rate swaps would be recorded in earnings if the hedge were to no longer be considered effective or if the hedging relationship was de-designated. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the FHLB advance that is being hedged be repaid. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges as of year -end is as follows:

	2006	2005
	(Dollars in Thousands)
Notional amounts	$10,000	$15,000
Weighted average pay rates (fixed)	3.43%	3.42%
Weighted average receive rates (3 month LIBOR)	5.38%	4.23%
Weighted average maturity	7.3 years	8.1 years
Unrealized gains	$668	$702

Interest income (expense) recorded on these swap transactions totaled $193,000, $16,000 and $(324,000) during 2006, 2005 and 2004 and is reported as a component of interest expense on FHLB advances.

During the second quarter of 2006, in connection with its asset liability strategies, the Company terminated, prior to its contractual maturity, an interest rate swap agreement with a $5.0 million notional value. Upon termination of the interest rate swap agreement, the Company also repaid the associated FHLB advance, with no early termination fees. The corresponding $208,000 gain on the interest rate swap was transferred from accumulated other comprehensive income to other noninterest income upon repayment of the FHLB advance.

At December 31, 2006 based on current rates, the Company expected $193,000 of the unrealized gain to be reclassified to earnings as a reduction of interest expense during 2007.

Other interest rate swaps

During the third quarter of 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $10.0 million. One of these agreements having a notional amount of $5.0 million matured in the third quarter of 2006. The Company entered these swaps as part of a strategy to economically hedge the variable portion of the home equity portfolio against the possibility of declining interest rates. These interest rate swap agreements do not qualify for hedge accounting treatment, and therefore, changes in market value are reported in current period earnings.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 11 - INTEREST RATE SWAPS (continued)

Summary information about these interest-rate swaps not designated as cash flow hedges as of December 31, 2006 and 2005, is as follows:

	2006	2005
	(Dollars in Thousands)
Notional amounts	$5,000	$10,000
Weighted average pay rates (Prime)	8.25%	6.79%
Weighted average receive rates (fixed)	7.15%	7.07%
Weighted average maturity	0.7 years	1.1 years
Fair Market Value	$(31)	$(55)

The fair value of these interest rate swap agreements is reflected in other liabilities with a corresponding credit of $24,000 in 2006 and a charge of $55,000 in 2005 to income recorded as a component of other non-interest income.

NOTE 12 - EMPLOYEE BENEFITS

Defined Contribution Plan: Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an IRS maximum of $15,000, with a company match of up to 5%. For 2006, 2005 and 2004, the total plan expense was $306,000, $209,000 and $268,000.

Director Retirement Plan: A director retirement plan covers all non-employee members of the Board. The plan provides monthly benefits for a period of ten years following retirement. For 2006, 2005 and 2004, the expense for the plan was $33,000, $131,000, and $42,000. The related plan liability was $178,000 and $146,000 at December 31, 2006 and 2005.

Deferred Director Fee Plan: A deferred director fee compensation plan covers all non-employee directors. Under the plan directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2006 and 2005, the liability for the plan was $250,000 and $157,000.

Supplemental Retirement Plans: The Company provides supplemental retirement plans for certain officers beginning after one year of service. These plans generally provide for the payment of supplemental retirement benefits over a period of fifteen (15) to twenty (20) years after retirement. Vesting generally occurs over a six (6) to ten (10)-year period. For 2006, 2005 and 2004, expense for the supplemental retirement plans totaled $585,000, $235,000 and $230,000. The accrued liability for the plans totaled $1,378,000 and $793,000 at December 31, 2006 and 2005.

Split Dollar Life insurance agreement: The Company entered into a Split Dollar Life insurance agreement with certain executive officers during 2006 recognizing an expense for the year of $15,000. The related liability was $15,000 at December 31, 2006.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees with an effective date of January 1, 2004. The ESOP purchased 465,520 shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4,655,000 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. An employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service. Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP were $625,000, $580,000 and $568,000 during 2006, 2005 and 2004. Contributions include approximately $142,000 and $75,000 in dividends on unearned shares in 2006 and 2005.

Compensation expense for shares committed to be released under the Company's ESOP was $755,000, $613,000 and $624,000 in 2006, 2005 and 2004. Shares held by the ESOP as of December 31 were as follows:

	(Dollars in Thousands)
	2006	2005
Allocated to eligible employees	139,656	93,104
Unearned	325,864	372,416
Total ESOP shares	465,520	465,520

Fair value of unearned shares	$5,941	$5,236

NOTE 14- STOCK-BASED COMPENSATION

In 2005 the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the “Stock Option Plan”). The compensation cost that has been charged against income for the Recognition Plan for 2006 and 2005 was $595,000 and $289,000. The compensation cost that has been charged against income for the Stock Option Plan for 2006 and 2005 was $308,000 and $110,000. The total income tax benefit recognized in the income statement for stock-based compensation for 2006 and 2005 was $287,000 and $76,000.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 14- STOCK-BASED COMPENSATION (continued)

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

During 2006 the Company’s board of directors awarded 29,818 shares of common stock available under the Recognition Plan to directors and key employees. The restricted shares awarded during 2006 had a grant date fair value of $523,000. A summary of the status of the shares of the Recognition Plan at December 31, 2006, is presented below:

		Wighted-Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2006	258,469	$12.31
Granted	29,856	18.13
Vested	(51,686)	12.31
Forfeited	(3,194)	12.30
Non-vested at December 31, 2006	233,445	$12.84

The weighted average grant-date fair value of non-vested shares was $12.84 and $12.31 at December 31, 2006 and 2005. There was $2.3 million and $2.9 million of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2006 and 2005. The expense is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of shares vested during the year ended December 31, 2006 was $1.7 million no shares vested during 2005.

The Stock Option Plan

The Stock Option Plan permits the Company’s board of directors to grant options to purchase up to 712,827 shares of its common stock to the Company’s directors and key employees. Under the terms of the Stock Option Plan, granted stock options have a contractual term of 10 years from the date of grant, with an exercise price equal to the market price of the Company’s common stock on the date of grant. Key employees are eligible to receive incentive stock options or non-qualified stock options, while outside directors are eligible for non-statutory stock options only. The Stock Option Plan also permits the Company’s board of directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (The Limited SAR). The Limited SAR are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control. The Stock Option Plan became effective on July 28, 2005 and terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of Options or related rights equaling the maximum number of shares occurs.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 14- STOCK-BASED COMPENSATION (continued)

During 2006 the Company’s board of directors awarded 50,613 incentive stock options to key employees with a weighted-average exercise price of $17.85. The weighted-average fair value of each stock option awarded is estimated to be $3.45 on the date of grant, and is derived by using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Risk-free interest rate	4.60% to 5.10%	4.07% to 4.30%
Expected term of stock options (years)	6.0	6.0
Expected stock price volatility	21.84% to 23.24%	23.79%
Expected dividends	3.12% to 3.64%	2.65%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option. Although the contractual term of the stock options granted is 10 years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe this may result in exercise of the options before the end of the contractual term. The Company does not have sufficient historical information about its own employees or directors vesting behavior, therefore the expected term of stock options is estimated considering the results of similar companies. Also, since the Company did not begin trading its common stock publicly until October 5, 2004, there was limited history about the volatility of its own shares. Therefore the expected stock price volatility is estimated by considering its own stock volatility for the period since October 5, 2004, as well as that of a sample of similar companies over the expected term of the stock options. Expected dividend is the estimated dividend rate over the expected term of the stock options.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 14- STOCK-BASED COMPENSATION (continued)

A summary of the option activity under the Stock Option Plan as of December 31, 2006, and changes for the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	534,400	$13.72	-	-
Granted	50,613	17.85	-	-
Exercised	(7,462)	13.73	-	-
Forfeited	(19,500)	13.73	-	-

Outstanding at December 31, 2006	558,051	$14.09	8.7	$2,308

Exercisable at December 31, 2006	106,880	$13.72	8.6	$482

Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$29,000	-	-
Cash received from option exercises	102,000	-	-
Tax benefit realized from option exercises	-	-	-
Weighted average fair value of options granted	$3.45	$3.15	-

The Company has a policy of satisfying share option exercises by issuing shares from Treasury Stock obtained from its stock repurchase programs.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 15 - INCOME TAXES

Income tax expense was as follows:

	Years Ended December 31,
	(Dollars in Thousands)
	2006	2005	2004
Current	$3,083	$2,106	$771
Deferred	(690)	(1,023)	984

Total	$2,393	$1,083	$1,755

The effective tax rate differs from the statutory federal income tax rate as follows:
	Years Ended December 31,
	(Dollars in Thousands)
	2006	2005	2004
Income taxes at Current
Statutory rate of 34%	$2,565	$1,963	$1,682
Increase(decrease) from
State income tax, net of Federal tax effect	(24)	88	149
Tax-exempt income	(19)	(47)	(70)
Increase in cash surrender value of BOLI	(286)	(205)	(59)
ESOP share release	87	50	54
Stock option expense	73	26	-
Other, net	(3)	(792)	(1)

Income tax expense	$2,393	$1,083	$1,755

Effective tax rate	31.7%	18.8%	35.5%

Other in 2005 includes a benefit of $895,000 for the reversal of a contingency reserve for the same amount. The reserve had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 15 - INCOME TAXES (continued)

Deferred tax assets and liabilities were due to the following:

	December 31,
	(Dollars in Thousands)
	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,356	$979
Depreciation	483	557
Deferred compensation arrangements	906	572
Other real estate	71	11
Organizational costs	8	16
Net unrealized losses on securities	127	252
Interest income on non-accrual loans	13	10
Accrued expenses	104	88
Deferred loan fees	26	-

	$3,094	$2,485

Deferred tax liability:
Net unrealized gain on interest rate swaps	(254)	(266)
Deferred loan costs	(516)	(521)
Prepaid expenses	(161)	(179)
Core deposit intangibles	(203)	(151)
Other	(33)	(18)
	(1,167)	(1,135)

Net deferred tax asset	$1,927	$1,350

No valuation allowance was provided on deferred tax assets as of December 31, 2006 and 2005.

NOTE 16 - REGULATORY MATTERS

Atlantic Coast Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide for five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 16 - REGULATORY MATTERS (continued)

Atlantic Coast Bank actual and required capital levels (in millions) and ratios were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital (to risk weighted assets)	$81.8	13.9%	$47.2	8.0%	$59.0	10.0%
Tier 1 (core) capital (to risk weighted
assets)	77.1	13.1%	23.6	4.0%	35.4	6.0%
Tier 1 (core) capital (to adjusted total
assets)	77.1	9.2%	33.4	4.0%	41.7	5.0%

As of December 31, 2005
Total capital (to risk weighted assets)	$77.2	15.9%	$39.0	8.0%	$48.7	10.0%
Tier 1 (core) capital (to risk weighted
assets)	72.9	15.0%	19.5	4.0%	29.2	6.0%
Tier 1 (core) capital (to adjusted total
assets)	72.9	10.0%	29.2	4.0%	36.5	5.0%

At December 31, 2006 and December 31, 2005, Atlantic Coast Bank was classified as "well capitalized." There are no conditions or events since December 31, 2006 that management believes have changed the classification.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends, or Atlantic Coast Bank must convert to a commercial bank charter. Management believes this test is met.

Banking regulations limit capital distributions by savings associations. Generally, capital distributions are limited to undistributed net income for the current and prior two years. During 2007, Atlantic Coast Bank could, without prior approval, declare dividends of approximately $10.1 million, plus any 2007 net profits retained to the date of the dividend declaration.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 16 - REGULATORY MATTERS (continued)

The following is a reconciliation of Atlantic Coast Bank's equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2006 and 2005:

	(Dollars in Thousands)
	2006	2005
GAAP equity	$80,110	$76,029
Intangible assets	(2,888)	(2,969)
Unrealized loss on securities available for sale	117	251
Unrealized gain on cash flow hedges	(414)	(435)
Minority interest in includable consolidated
subsidiaries including REIT	125	-
Tier 1 Capital	77,050	72,876
General allowance for loan and lease losses	4,705	4,351

Total capital	$81,755	$77,227

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The principal commitments as of December 31 are as follows:

	(Dollars in Thousands)
	2006	2005
Undisbursed portion of loans closed	$22,315	$31,499
Unused lines of credit and commitments to fund loans	77,025	73,344

At December 31, 2006, the undisbursed portion of loans closed is primarily unfunded residential construction loans with fixed and variable rates ranging from 5.0% to 9.75%. At December 31, 2006, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $28.1 million and had interest rates that range from 4.5% to 18.0%; variable rate commitments totaled $48.9 million and had interest rates that range from 4.55% to 11.5%. During 2005, the Company entered into an agreement with a Florida mortgage broker that allows, but does not require, the Company to purchase up to $50.0 million of residential construction loans. As of December 31, 2006 and 2005 approximately $16.3 million and $29.5 million was committed under this agreement.

As of December 31, 2006 and 2005, the Company had fully secured outstanding standby letters of credit commitments totaling $332,000 and $307,000.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

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

The Company has employment agreements with its chief executive officer (“CEO”) and chief financial officer (“CFO”). Under the terms of the agreements, certain events leading to separation from the Company could result in cash payments equal to two times the CEO’s salary and one and one-half times the CFO’s base salary. Since payments are contingent upon certain events, the Company accrues for no liability.

The Company maintains lines of credit with two financial institutions that total $22.5 million. There was no balance outstanding with either line as of December 31, 2006 and 2005.

NOTE 18 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Basic
Net income	$5,152	$4,689	$3,192
Weighted average common shares outstanding	14,036,595	14,548,723	10,127,604
Less: Average unallocated ESOP shares	(372,288)	(418,840)	(111,801)
Average unvested restricted stock awards	(237,283)	(130,297)	-

Average Shares	13,427,024	13,999,586	10,015,803

Basic earnings per common share	$0.38	$0.34	$0.32

Diluted
Net Income	$5,152	$4,689	$3,192
Weighted average common shares outstanding
per common share	13,427,024	13,999,586	10,015,803
Add:Dilutive effects of assumed exercise of stock options	25,695	-	-
Dilutive effects of full vesting of stock awards	105,107	20,563	-

Average shares and dilutive potential common shares	13,557,826	14,020,149	10,015,803

Diluted earnings per common share	$0.38	$0.33	$0.32

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 18 - EARNINGS PER COMMON SHARE (continued)

Stock options for 69,969 and 534,400 shares of common stock were not considered in computing diluted earnings per common share for 2006 and 2005 because they were anti-dilutive. There were no potentially dilutive securities in 2004.

NOTE 19 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for 2006, 2005 and 2004 were as follows:

Unrealized holding gains and (losses)
on securities available for sale	$493	$(559)	$(217)
Less reclassification adjustments for (gains)
losses recognized in income	(163)	80	38
Net unrealized gains and (losses)	330	(479)	(179)
Tax effect	(126)	183	68
Net-of-tax amount	204	(296)	(111)

Change in fair value of derivatives used
for cash flow hedges	367	538	(143)
Less reclassification adjustments for (gains)
losses recognized in income	(401)	(16)	324
Net unrealized gains and (losses)	(34)	522	181
Tax effect	13	(198)	(69)
Net-of-tax amount	(21)	324	112

Other comprehensive income	$183	$28	$1

As of December 31, 2006 and 2005 accumulated other comprehensive income includes $414,000 and $436,000 of net unrealized gains related to the fair value of derivatives and $(204,000) and $(409,000) related to net unrealized (losses) on securities available for sale.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments at year end were as follows:
	(Dollars in Thousands)
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$41,057	$41,057	$37,959	$37,959
Other interest-bearing deposits
in other financial institutions	1,200	1,200	1,800	1,800
Securities available for sale	99,231	99,231	71,965	71,965
Real estate mortgages held for sale	4,365	4,365	100	101
Loans, net	639,517	615,558	580,441	562,631
Federal Home Loan Bank stock	7,948	7,948	7,074	7,074
Accrued interest receivable	3,499	3,499	2,722	2,722
Interest rate swaps	668	668	702	702

FINANCIAL LIABILITIES
Deposits	573,052	572,165	516,321	515,295
Securities sold under agreement to repurchase	29,000	29,000	-	-
Federal Home Loan Bank advances	144,000	118,590	129,000	107,983
Accrued interest payable	1,058	1,058	795	795
Interest rate swaps	31	31	55	55

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, other interest-bearing deposit in other financial institutions, securities purchased under agreements to resell, Federal Home Loan Bank stock, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of interest rate swaps is based on quotes provided by the issuers of the interest rate swaps, who are the only permissible re-purchasers of the contracts. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED BALANCE SHEETS
December 31, 2006 and 2005

	(Dollars in Thousands)
	2006	2005

Cash and cash equivalents at subsidiary	$327	$1,343
Other interest bearing deposits at subsidiary	1,200	1,800
Securities available for sale	7,522	10,283
Investment in subsidiary	80,110	76,029
Note receivable from ESOP	3,409	3,770
Other assets	2,944	629

Total assets	$95,512	$93,854

Borrowed funds	$3,268	$-
Accrued employee benefit costs	429	302
Other accrued expenses	728	635
Total stockholders'equity	91,087	92,917

Total liabilities and stockholders' equity	$95,512	$93,854

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004

	(Dollars in Thousands)
	2006	2005	2004

Net interest income	$671	$866	$123
Loss on sale of securities	(43)	(80)	-
Other	23	-	-
Equity in net income of subsidiary	5,262	4,690	3,208

Total income	5,913	5,476	3,331

Total expense	761	787	139

Net income	$5,152	$4,689	$3,192

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	(Dollars in Thousands)
	2006	2005	2004
Cash flow from operating activities
Net income	$5,152	$4,689	$3,192
Adjustments:
Loss on sale of securities	43	80	-
Net change in other assets	(664)	235	(766)
Net change in other liabilities	73	(241)	765
Share-based compensation expense	903	398	-
Dividends received from subsidiary	2,195	-	-
Equity in undistributed earnings of subsidiary	(5,262)	(4,690)	(3,208)
Net cash from operating activities	2,440	471	(17)

Cash flow from investing activities
Purchase of securities available for sale	(2,449)	(9,000)	(20,931)
Proceeds from maturities and repayments of
securities available for sale	2,280	9,840	-
Proceeds from the sale of securities available for sale	3,000	9,473	-
Purchase of bank owned life insurance	(1,695)	-	-
Payments received on ESOP loan	362	370	515
Dividends on unallocated ESOP shares	(151)	-	-
Net change in other interest bearing deposits
at subsidiary	600	701	(2,501)
Capital contribution to subsidiary	-	-	(28,195)
Net cash from investing activities	1,947	11,384	(51,112)

Cash flow from financing activities
Proceeds from sale of common stock, net
of issuance costs	-	-	51,664
Advances from Atlantic Coast Bank	3,618	-	-
Issuance of restricted shares	101	-	-
Treasury stock purchased	(6,877)	(9,603)	-
Repayments of advances to Atlantic Coast Bank	(350)	-	-
Dividends paid	(1,895)	(1,494)	-
Net cash from financing activities	(5,403)	(11,097)	51,664

Net change in cash and cash equivalents	(1,016)	758	535

Cash and cash equivalents at beginning of period	1,343	585	50

Cash and cash equivalents at end of period	$327	$1,343	$585

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	(Dollars in Thousands)
	Interest	Net Interest	Net		Earnings per Share
	Income	Income	Income		Basic		Diluted
2006
First quarter	$10,515	$5,279	$1,107		$.08		$.08
Second quarter	11,156	5,477	1,493.11				.11
Third quarter	12,006	5,608	1,636.12				.12
Fourth quarter	12,730	5,493	916	(1)	.07		.07

2005
First quarter	$8,443	$4,965	$782		$.06		$.06
Second quarter	9,219	5,097	903.06			(3)	.06	(3)
Third quarter	9,407	4,823	1,915	(2)	.14		.14
Fourth quarter	10,185	5,211	1,089.08				.07

(1)	The fourth quarter of 2006 was impacted by interest margin compression, an increased provision for loan losses, increased compensation expense and increased outside consulting services.

(2)	The third quarter of 2005 includes the tax benefit of the elimination of a tax-related contingent liability of $895 as discussed in Note 13.

(3)	The second quarter 2005 basic and diluted earnings per share were both previously reported as $.07. They have both been restated to $.06 due to rounding differences.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the year ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

Exhibits

3.1	Charter of Atlantic Coast Federal Corporation [1]

3.2	Bylaws of Atlantic Coast Federal Corporation [1]

4	Form of Common Stock Certificate of Atlantic Coast Federal Corporation [1]

10.1	Employee Stock Ownership Plan [1]

10.2	Employment Agreement with Robert J. Larison, Jr. [2]

10.3	Supplemental Executive Retirement Agreement with Robert J. Larison, Jr. [1]

10.4	Supplemental Executive Retirement Plan [1]

10.5	Director Retirement Plan [1]

10.6	Director Fee Deferral Plan [1]

10.7	Atlantic Coast Federal Corporation 2005 Stock Option Plan [3]

10.8	Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan [3]

10.9	Split Dollar Life Insurance Agreement with Robert J. Larison, Jr. [4]

10.10	Split Dollar Life Insurance Agreement with Carl W. Insel [4]

10.11	Split Dollar Life Insurance Agreement with Jon C. Parker, Sr. [4]

10.12	Supplemental Executive Retirement Agreement with Carl W. Insel [5]

10.13	Supplemental Executive Retirement Agreement with Jon C. Parker, Sr. [5]

10.14	Employment Agreement with Jon C. Parker, Sr. [6]

21	Subsidiaries of Registrant

23.1	Consent of Crowe Chizek and Company LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]
Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on March 25, 2004 (Registration No. 333-113923).

[2]	Incorporated by reference to the registrant’s Form 8-K-Current Report, originally filed with the Securities and Exchange Commission on February 8, 2006.

[3]	Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2005 (Registration No. 333-126861).

[4]	Incorporated by reference to the registrant’s Form 8-K-Current Report, originally filed with the Securities and Exchange Commission on November 9, 2006.

[5]	Incorporated by reference to the registrant’s Form 8-K/A-Current Report, originally filed with the Securities and Exchange Commission on January 25, 2007.

[6]	Incorporated by reference to the registrant’s Form 8-K-Current Report, originally filed with the Securities and Exchange Commission on September 8, 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION

Date: March 29, 2007	By:	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By: /s/ Robert J. Larison, Jr.	By: /s/ Jon C. Parker, Sr.
Robert J. Larison, Jr. President, Chief Executive Officer and Director	Jon C. Parker, Sr. Senior Vice President, Chief Financial Officer and Director

Date: March 29, 2007	Date: March 29, 2007

By: /s/ Thomas F. Beeckler	By: /s/ Frederick D. Franklin, Jr.
Thomas F. Beeckler Director	Frederick D. Franklin, Jr. Director

Date: March 29, 2007	Date: March 29, 2007

By: /s/ Charles E. Martin, Jr.	By: /s/ W. Eric Palmer
Charles E. Martin, Jr. Director	W. Eric Palmer Director

Date: March 29, 2007	Date: March 29, 2007

By: /s/ Robert J. Smith	By: /s/ Forrest W. Sweat, Jr.
Robert J. Smith Director	Forrest W. Sweat, Jr. Director

Date: March 29, 2007	Date: March 29, 2007

By: /s/ H. Dennis Woods
H. Dennis Woods Director

Date: March 29, 2007