Form 10-Q
period 2007-03-31
ATLANTIC COAST FEDERAL CORP
filed 2007-05-15
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Stock, $0.01 Par Value	13,676,071 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Form 10-Q	Signature Page	25

Ex-31.1	Section 302 Certification of CEO	26
Ex-31.2	Section 302 Certification of CFO	27
Ex-32	Section 906 Certification of CEO and CFO	28

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2007 (unaudited) and December 31, 2006
(Dollars in Thousands, Except Share Information)

	2007	2006
ASSETS
Cash and due from financial institutions	$10,192	$10,571
Short-term interest earning deposits	37,122	30,486
Total cash and cash equivalents	47,314	41,057
Other interest earning deposits in other financial institutions	700	1,200
Securities available for sale	129,402	99,231
Real estate mortgages held for sale	8,392	4,365
Loans, net of allowance for loan losses of $4,853 at March 31, 2007 and $4,705 at December 31, 2006	642,068	639,517
Federal Home Loan Bank stock	7,988	7,948
Accrued interest receivable	3,619	3,499
Land, premises and equipment	17,365	17,610
Bank owned life insurance	21,578	21,366
Other real estate owned	932	286
Goodwill	2,661	2,661
Other assets	3,937	4,085

Total assets	$885,956	$842,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$43,002	$38,301
Interest-bearing demand	53,883	52,895
Savings and money market	189,406	158,229
Time	307,910	323,627
Total deposits	594,201	573,052
Securities sold under agreements to repurchase	53,500	29,000
Federal Home Loan Bank advances	142,000	144,000
Accrued expenses and other liabilities	6,304	5,686
Total liabilities	796,005	751,738

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued of 14,813,469 at March 31, 2007 and December 31, 2006; shares
outstanding of 13,672,724 at March 31, 2007 and 13,784,330 at December 31, 2006	148	148
Additional paid in capital	58,161	57,708
Unearned employee stock ownership plan (ESOP) shares of 314,226 at March 31, 2007 and 325,864 at December 31, 2006	(3,142)	(3,259)
Retained earnings	52,470	52,297
Accumulated other comprehensive income	361	210
Treasury stock, at cost, 1,140,745 shares at March 31, 2007 and 1,029,139 at December 31, 2006	(18,047)	(16,017)
Total stockholders' equity	89,951	91,087

Total liabilities and stockholders' equity	$885,956	$842,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)
	Three months ended March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$11,052	$9,407
Securities and interest-earning deposits in other financial institutions	2,204	1,108
Total interest and dividend income	13,256	10,515

Interest expense
Deposits	5,820	3,852
Federal Home Loan Bank advances	1,560	1,327
Securities sold under agreements to repurchase	475	57
Total interest expense	7,855	5,236

Net interest income	5,401	5,279

Provision for loan losses	296	76

Net interest income after provision for loan losses	5,105	5,203

Noninterest income
Service charges and fees	1,228	1,342
Gain on sale of real estate mortgages held for sale	10	3
Gain on sale of foreclosed assets	7	3
Loss on sale of securities available for sale	(8)	(177)
Commission income	74	81
Interchange fees	210	195
Bank owned life insurance earnings	211	204
Other	33	(13)
	1,765	1,638

Noninterest expense
Compensation and benefits	3,016	2,627
Occupancy and equipment	588	508
Data processing	335	365
Advertising	146	216
Outside professional services	631	493
Interchange charges	100	166
Collection expense and repossessed asset losses	47	83
Telephone	113	123
Other	759	653
	5,735	5,234

Income before income tax expense	1,135	1,607

Income tax expense	361	500

Net income	$774	$1,107

Earnings per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Dividends declared per common share	$0.13	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and March 31, 2006
(Dollars in Thousands, Except Share Information)
(unaudited)

	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL EQUITY
For the three months ended March 31, 2007

Balance at January 1, 2007	$148	$57,708	$(3,259)	$52,297	$210	$(16,017)	$91,087

ESOP shares earned, 11,638 shares		95	117				212

Stock options exercised		(6)				52	46

Management restricted stock expense		167					167

Stock options expense		179				(97)	82

Dividends declared ( $.13 per share)				(601)			(601)

Director's deferred compensation		18				(18)	-

Treasury stock purchased at cost, 105,838 shares						(1,967)	(1,967)

Comprehensive income:
Net income				774			774
Other comprehensive income					151		151
Total comprehensive income							925

Balance at March 31, 2007	$148	$58,161	$(3,142)	$52,470	$361	$(18,047)	$89,951

For the three months ended March 31, 2006

Balance at January 1, 2006	$148	$56,876	$(3,724)	$49,193	$26	($9,603)	$92,916

ESOP shares earned, 11,638 shares		53	116				169

Management restricted stock expense		145					145

Stock options expense		76					76

Dividend declared ($.09 per share)				(458)			(458)

Comprehensive income:
Net income				1,107			1,107
Other comprehensive income					83		83
Total comprehensive income							1,190

Balance at March 31, 2006	$148	$57,150	$(3,608)	$49,842	$109	$(9,603)	$94,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities
Net income	$774	$1,107
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	296	76
Gain on sale of real estate mortgages held for sale	(10)	(3)
Loans originated for sale	(28,932)	(235)
Proceeds from loan sales	24,915	283
Gain on sale of other real estate owned	(7)	(3)
Loss on sale of securities available for sale	8	177
Loss on disposal of equipment	117	30
ESOP compensation expense	212	169
Share-based compensation expense	249	221
Net depreciation and amortization	401	487
Net change in accrued interest receivable	(120)	(282)
Increase in cash surrender value of bank owned life insurance	(211)	(204)
Net change in other assets	74	(156)
Net change in accrued expenses and other liabilities	585	(286)
Net cash from operating activites	(1,649)	1,381

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	4,321	4,606
Proceeds from the sales of securities available for sale	5,681	-
Purchase of securities available for sale	(39,964)	(2,059)
Loans purchased	(3,138)	(7,782)
Net change in loans	(483)	(11,421)
Expenditures on premises and equipment	(250)	(526)
Proceeds from the sale of other real estate owned	119	277
Purchase of FHLB stock	(40)	(228)
Net change in other investments	500	-
Net cash from investing activities	(33,254)	(17,133)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2007	2006

Cash flows from financing activities
Net increase in deposits	$21,149	$13,792
FHLB advances	10,000	-
Proceeds from sale of securities under agreements to repurchase	24,500	12,000
Repayment of FHLB advances	(12,000)	-
Proceeds from exercise of stock options	46	-
Treasury stock repurchased	(1,967)	-
Dividends paid	(568)	(414)
Net cash from financing activities	41,160	25,378

Net change in cash and cash equivalents	6,257	9,626

Cash and equivalents beginning of period	41,057	37,959

Cash and equivalents at end of period	$47,314	$47,585

Supplemental information:
Interest paid	$7,784	$5,161
Income taxes paid	50	765

Supplemental noncash disclosures:
Loans transferred to other real estate	$758	$96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Atlantic Coast Federal Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Bank (the “Bank”), which was formerly known as Atlantic Coast Federal. The Company changed the name of the Bank on July 17, 2006 to better reflect the nature of the Bank’s operations. Also included in the unaudited consolidated financial statements is Atlantic Coast Holdings, Inc. (“Holdings”) a wholly owned subsidiary of the Bank, which manages and invests in certain securities, and owns 100% of the common stock and 85% of the Preferred Stock of Coastal Properties, Inc., a real estate investment trust (the “REIT”). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank, as such, the terms “Company” and “Bank” may be used interchangeably throughout this Form 10-Q.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The 2006 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Form 10-K, should be read in conjunction with these statements.

Certain items in the March 31, 2006 Form 10-Q were reclassified to conform to the current presentation.

NOTE 2. USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets including goodwill and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company is presently assessing the impact FAS 159 may have on its financial statements, but no determination has been made at this time.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB No. 109, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return, on January 1, 2007. The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no unrecognized tax benefits or liabilities and does not anticipate any increase in unrecognized benefits or liabilities during 2007 relative to any positions taken prior to January 1, 2007.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax expense accounts. The Company had no amounts accrued as of January 1, 2007. The Company and its subsidiaries file U.S. Corporation federal income tax returns and Georgia and Florida Corporation income tax returns. These returns are subject to examination by taxing authorities for all years after 2002.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). FAS 157, which is effective for fiscal years beginning after November 15, 2007, does not require new fair value measurements, however it does establish a common definition of fair value and expands disclosures about fair value measurements. The Company is presently assessing the impact FAS 157 may have on its financial statements, but no determination has been made at this time.

NOTE 4. AVAILABLE FOR SALE SECURITIES

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As of March 31, 2007 net unrealized losses on available for sale securities were $108,000 and are largely due to the current interest rate environment relative to the interest rate of the securities. These unrealized losses are considered temporary as the fair value should return to par as the securities reach maturity.

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $53.5 million at March 31, 2007. The Company had $29.0 million of such agreements as of December 31, 2006.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in Thousands)
Average daily balance	$42,228
Average interest rate	4.49%
Maximum month-end balance	$53,500
Weighted average interest rate at period end	4.50%

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
NOTE 6. DIVIDENDS

During the first quarter of 2007, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.13 per share. The dividend was payable on April 30, 2007 for stockholders of record on April 13, 2007. Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 63.8% of the Company’s total outstanding common stock has informed the Company that it will waive receipt of the first quarter dividend on its owned shares, as was done throughout 2006.

Total dividends charged to retained earnings for the three months ended March 31, 2007 were $601,000.

NOTE 7. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2007 and 2006, is as follows:

	For the three months ended March 31,
	2007	2006
Basic
Net income	$774	$1,107
Weighted average common shares outstanding	13,754,774	14,141,350
Less: Average unallocated ESOP shares	(325,864)	(372,416)
Average unvested restricted stock awards	(227,362)	(258,469)

Average Shares	13,201,548	13,510,465

Basic earnings per common share	$0.06	$0.08

Diluted
Net Income	$774	$1,107
Weighted average common shares outstanding per common share	13,201,548	13,510,465
Add: Dilutive effects of assumed exercise of stock options	67,125	-
Dilutive effects of full vesting of stock awards	98,278	20,563

Average shares and dilutive potential common shares	13,366,951	13,531,028

Diluted earnings per common share	$0.06	$0.08

Stock options for 8,263 and 534,400 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2007 and 2006, respectively, because they were anti-dilutive.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 8. OTHER COMPREHENSIVE INCOME

Comprehensive income components and related taxes for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Unrealized holding gains (losses) on securities available for sale	$231	$(318)
Less reclassification adjustments for (gains) losses recognized in income	8	177
Net unrealized gains (losses)	223	(141)
Tax effect	(83)	51
Net-of-tax amount	140	(90)
Change in fair value of derivatives used for cash flow hedges	17	279
Net unrealized gains	17	279
Tax effect	(6)	(106)
Net-of-tax amount	11	173
Other comprehensive income	$151	$83

Note 9. SUBSEQUENT EVENT

On May 7, 2007, the Boards of Directors of the MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization pursuant to which the MHC will convert from the mutual holding company form of organization into the stock holding company form of organization. The Plan of Conversion and Reorganization involves the formation of a newly organized Maryland corporation to become the holding company for the Bank. Pursuant to the Plan of Conversion and Reorganization, the new holding company will offer for sale shares of its common stock representing the MHC’s interest in the Company to the Bank’s depositors, members of the community and general public, current stockholders of the Company and the Company’s employee stock ownership plan. The Plan of Conversion and Reorganization further provides for the exchange of shares of the Company for shares of the new holding company designed to preserve the percentage ownership interests of such persons. The conversion is subject to approval by the Office of Thrift Supervision and the members of the MHC and stockholders of the Company. The conversion and offering are expected to be completed early in the fourth quarter of 2007.

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

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of goodwill. Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Management believes that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The allowance for loan losses was $4.9 million at March 31, 2007, and $4.5 million at March 31, 2006. The provision for loan loss expense was $296,000 for the three months ended March 31, 2007, and $76,000 for the same period in 2006. The lower provision for loan losses in the first quarter of 2006 reflected an improvement in asset quality resulting from the collection of a large commercial loan previously classified as impaired and the reversal of the associated reserve, along with the positive impact of credit improvements on several other loans. Management believes the current-year provision for loan losses is more indicative of a normalized level based on the overall credit quality of the portfolio at the end of the first quarter of 2007.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. On a monthly basis, the Company adjusts the carrying value of the securities to fair value based on third-party market quotes. Other comprehensive income (loss) resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $140,000 and $(90,000) for the three months ended March 31, 2007 and 2006, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability of such assets by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $2.7 million as of March 31, 2007; therefore, if goodwill was determined to be impaired, the financial results could be materially impacted.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

General. Balance sheet growth at March 31, 2007 as compared to December 31, 2006 projects an annualized asset growth rate of approximately 20%. Deposit growth outpaced loan growth as the Bank continues to offer competitive rates within its geographic market. While slower than in previous quarters, organic loan growth was steady during the latter half of the first quarter, however, higher prepayment activity resulted in relatively flat loan growth overall. As a result, the Bank was able to fund its loan growth internally, while continuing to leverage its borrowings to increase investment securities.

Following is a summarized comparative balance sheet as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,	Increase (decrease)
	2007	2006	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$47,314	$41,057	$6,257	15.2%
Other interest earning investments	700	1,200	(500)	-41.7%
Securitites available for sale	129,402	99,231	30,171	30.4%
Loans	646,921	644,222	2,699	0.4%
Allowance for loan losses	(4,853)	(4,705)	(148)	3.1%
Loans, net	642,068	639,517	2,551	0.4%
Loans held for sale	8,392	4,365	4,027	92.3%
Other assets	58,080	57,455	625	1.1%
Total assets	$885,956	$842,825	$43,131	5.1%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing	$43,002	$38,301	$4,701	12.3%
Interest bearing transaction accounts	53,883	52,895	988	1.9%
Savings and money market	189,406	158,229	31,177	19.7%
Time	307,910	323,627	(15,717)	-4.9%
Total deposits	594,201	573,052	21,149	3.7%
Federal Home Loan Bank advances	142,000	144,000	(2,000)	-1.4%
Securities sold under agreements to repurchase	53,500	29,000	24,500	84.5%
Accrued expenses and other liabilities	6,304	5,686	618	10.9%
Total liabilities	796,005	751,738	44,267	5.9%
Stockholders' equity	89,951	91,087	(1,136)	-1.2%
Total liabilities and stockholders' equity	$885,956	$842,825	$43,131	5.1%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy. Late in the first quarter of 2007, the Company borrowed $10.0 million as part of its ongoing asset/liability management efforts to reduce interest rate sensitivity. Those funds were not fully deployed at March 31, 2007, and as a result $6.3 million was invested in cash and cash equivalents.

Securities available for sale. Securities available for sale is composed principally of debt securities of U.S. Government-sponsored organizations, or mortgage-backed securities. In the near-term we expect the composition of our investment in securities available for sale to continue to be heavily weighted in mortgage-backed securities and the debt of government-sponsored organizations. During the three months ended March 31, 2007, the Company purchased $40.0 million of investment securities, increasing the investment balance by approximately $30.0 million to $129.4 million, net of maturities and sales of $10.0 million at March 31, 2007.

Loans. Following is a comparative composition of net loans as of March 31, 2007 and December 31, 2006:

	March 31, 2007	% of total loans	December 31, 2006	% of total loans
Real estate loans:	(Dollars In Thousands)
One-to-four family	$336,649	52.3%	$334,000	52.2%
Commercial	64,872	10.1%	60,912	9.5%
Other ( Land & Multifamily)	33,869	5.3%	34,446	5.4%
Total real estate loans	435,390	67.7%	429,358	67.1%

Real estate construction loans:
Construction-one-to-four family	25,559	4.0%	32,467	5.1%
Construction-commercial	4,478	0.7%	2,862	0.4%
Acquisition & Development	3,425	0.5%	2,103	0.3%
Total real estate construction loans	33,462	5.2%	37,432	5.8%

Other loans:
Home equity	96,201	15.0%	91,062	14.2%
Consumer	65,269	10.1%	63,630	9.9%
Commercial	12,771	2.0%	19,044	3.0%
Total other loans	174,241	27.1%	173,736	27.1%

Total loans	643,093	100%	640,526	100%

Allowance for loan losses	(4,853)		(4,705)
Net deferred loan costs	3,518		3,348
Premiums on purchased loans	310		348

Loans, net	$642,068		$639,517

The composition of our net loan portfolio is heavily weighted in loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 67% of our loans invested in those types of loans at March 31, 2007, and 66% at December 31, 2006. As of March 31, 2007 our one- to four-family residential mortgages, as a percentage of total loans, was virtually flat compared to the year-end 2006 balance, with new loan production nearly offset by run-off of existing loans. As a result of the inverted yield curve, which has continued to put pressure on net interest margin due to the tightening of the spread between long-term mortgage loan rates and the company’s short-term cost of funds, the Company modified its marketing strategy to reduce emphasis on this category of loans in an effort to manage growth. Additionally, growth has been negatively impacted by a slowing in residential real estate sales activity in the Bank’s markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate activity in the Northeast Florida markets, as well as in Florida in general. As a result of these factors, management believes that growth in one- to four-family residential mortgages will be slow to moderate in the near term. Thus far in 2007, the Company purchased $3.1 million of variable-rate one- to four-family residential loans, to supplement our organic loan originations. Depending on liquidity, earning needs, and the availability of high quality loans, management expects to continue to purchase adjustable rate one- to four-family residential mortgage loans to supplement our internal loan originations.

Total loan production of $45.9 million during the three months ended March 31, 2007 was derived from a diversified array of loan products including first mortgages, consumer, home equity, commercial, construction and other loans. The interest rate terms for most of these loan products are indexed to various indices, including the current prime rate and, as such, tend to have more favorable interest margins as compared to our cost of funds. Given the current interest rate environment the Company expects to continue in the near term to focus its lending efforts on floating rate loan products.

Allowance for loan losses. Our allowance for loan losses was 0.75% and 0.73% of total loans outstanding at March 31, 2007 and December 31, 2006, respectively. Allowance for loan losses activity for the three months ended March 31, 2007 and 2006 was as follows:

	At March 31,	At March 31,
	2007	2006
	(Dollars in Thousands)

Beginning balance	$4,705	$4,587
Loans charged-off	(424)	(373)
Recoveries	276	218
Net charge-offs	(148)	(155)

Provision for loan losses	296	76

Ending balance	$4,853	$4,508

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $3.4 million and $3.1 million at March 31, 2007, and December 31, 2006, respectively, and total impaired loans decreased to $1.9 million at March 31, 2007 from $2.0 million at December 31, 2006. The total allowance allocated for impaired loans was $550,000 at March 31, 2007 and $500,000 as of December 31, 2006. As of March 31, 2007, and December 31, 2006, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of March 31, 2007, and December 31, 2006. Non-performing loans, excluding small balance homogeneous loans, were $1.1 million at both March 31, 2007 and December 31, 2006, and all such non-performing loans were also reported as impaired loans.

Deposits. Savings and money market deposit account balances increased at March 31, 2007 from December 31, 2006 due primarily to a carryover into 2007 of the attractive pricing being offered on the Company’s money market accounts. The Company increased deposit rates in 2006 in response to competition within its market, to both protect and grow deposit balances and fund loan growth.

Securities sold under agreements to repurchase. Historically, the Company has only utilized advances from the Federal Home Loan Bank of Atlanta (“FHLB”) or broker originated certificates of deposit as an alternative to organic deposits for funding its lending and investment activities. While we expect FHLB advances to continue to be a significant source of funds in the future, during 2006, the Company initiated its first financing arrangement involving the sale of securities under an agreement to repurchase to take advantage of favorable interest rates relative to deposits with comparable maturities.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $53.5 million at March 31, 2007. The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future. Upon conversion, each agreement may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. As of March 31, 2007, the weighted average rate of the agreements was 4.49%.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 69 months and a weighted- average rate of 4.35% at March 31, 2007. The decrease in FHLB borrowings at March 31, 2007 as compared to December 31, 2006 is due to the maturity of $12.0 million of advances and additional borrowings of $10.0 million. The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ equity. Stockholders’ equity decreased to approximately $90.0 million at March 31, 2007 from $91.1 million at December 31, 2006 primarily because of the payment of cash dividends and share repurchases. In March 2007, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.13 per share. The dividend was payable on April 30, 2007, for stockholders of record on April 13, 2007. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 63.8% of the Company’s total outstanding stock, has informed the Company that it will waive receipt of the first quarter dividend on its owned shares. Total dividends for the three months ended March 31, 2007 charged to stockholders’ equity was approximately $601,000, and approximately $1.1 million of dividend payments were waived by the MHC. We expect the MHC to waive receipt of payment on future dividends for its owned shares.

In September 2006 the Company’s Board of Directors approved a new repurchase plan to permit the Company to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. Since the approval of the new stock repurchase plan the Company repurchased approximately 295,000 shares at an average price of $18.16 per share, including approximately 106,000 shares repurchased at an average price of $18.59 during the three months ended March 31, 2007. As of March 31, 2007 approximately 182,000 shares of common stock remained to be repurchased under this plan although no assurances can be made regarding the number of shares, if any, that will actually be purchased, or the price that will be paid for such shares.

The equity to assets ratio decreased to 10.15% at March 31, 2007, from 10.81% at December 31, 2006. The decrease was primarily due to common stock repurchased under the Company’s stock repurchase plan and the rate of asset growth through March 31, 2007. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 12.6%, Tier 1 capital to risk-weighted assets was 11.8%, and Tier 1 capital to total adjusted total assets was 8.2% at March 31, 2007. These ratios as of December 31, 2006 were 13.9%, 13.1% and 9.2%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006.

General. Our net income for the three months ended March 31, 2007, was $774,000, which was a decrease of $333,000 from $1.1 million for the same period in 2006 primarily due to an increase in the provision for loan losses together with higher non-interest expenses. Net interest income increased 2.3%, or $122,000 in the first quarter of 2007, compared to the same quarter in 2006, due primarily to the growth in interest-earning assets and to a lesser extent higher interest rates, which slightly outpaced the growth in interest-bearing liabilities and the associated cost of funds. Non-interest income for the three months ended March 31, 2007 increased by 7.8%, or $127,000, to $1.8 million as compared to $1.6 million for the same three months in 2006, due primarily to lower net loss on available for sale securities. Non-interest expense grew $501,000, or 9.6%, to $5.7 million for the quarter ended March 31, 2007, from $5.2 million for the same quarter in 2006 due to increased compensation and benefit costs and other non-interest costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended March 31, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$639,402	$11,052	6.91%	$590,299	$9,407	6.37%
Securites(2)	112,372	1,487	5.29%	71,445	737	4.13%
Other interest-earning assets(3)	54,064	717	5.30%	31,754	371	4.67%
Total interest-earning assets	805,838	13,256	6.57%	693,498	10,515	6.07%
Non-interest earning assets	57,288			57,911
Total assets	$863,126			$751,409

INTEREST-BEARING LIABILITIES
Savings deposits	$41,832	$44	0.42%	$53,120	$53	0.40%
Interest bearing demand accounts	51,048	390	3.06%	75,433	459	2.43%
Money market accounts	131,124	1,498	4.57%	49,702	384	3.09%
Time deposits	316,666	3,888	4.91%	301,154	2,956	3.93%
Federal Home Loan Bank advances	143,644	1,560	4.34%	129,000	1,327	4.11%
Securities sold under agreements to repurchase	42,228	475	4.50%	5,034	57	4.53%
Total interest-bearing liabilities	726,542	7,855	4.32%	613,443	5,236	3.41%
Non-interest bearing liabilities	46,162			45,361
Total liabilities	772,704			658,804
Stockholders' equity	90,422			92,605
Total liabilities and stockholders' equity	$863,126			$751,409

Net interest income		$5,401			$5,279
Net interest spread			2.25%			2.66%
Net earning assets	$79,296			$80,055
Net interest margin(4)			2.68%			3.04%
Average interest-earning assets to average interest-bearing liabilities		110.91%			113.05%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended March 31, 2007 as compared to the same period in 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$816	$828	$1,644
Securities	502	249	751
Other interest-earning assets	290	56	346
Total interest-earning assets	1,608	1,133	2,741

INTEREST-BEARING LIABILITIES
Savings deposits	(12)	3	(9)
Interest bearing demand accounts	(170)	101	(69)
Money market accounts	862	251	1,113
Time deposits	159	774	933
Federal Home Loan Bank advances	156	77	233
Securities sold under agreements to repurchase	419	(1)	418
Total interest-bearing liabilities	1,414	1,205	2,619

Net interest income	$194	$(72)	$122

Interest income. As shown in the table above the majority of the increase in interest income for the three months ended March 31, 2007, as compared to the same period in 2006, was attributed to growth in average outstanding interest-earning assets, although the rate on interest-earning assets also was a contributing factor. Loans accounted for approximately 60% of the interest income growth, or $1.6 million for the quarter ended March 31, 2007, as compared to the same quarter in 2006. The increased interest income from loans was due nearly equally to increased average outstanding balances and the yield earned on the loans balances as a result of growth in loans indexed to the prime rate. As discussed above in “Comparison of Financial Condition at March 31, 2007 and December 31, 2006 - Loans,” the inverted yield curve over the last 12 months and a softening in residential real estate sales has led the Company to increase its emphasis on floating rate interest-based loans, such as home equity lending, adjustable-rate first mortgages, construction loans and commercial real estate loans. The growth in average outstanding balances of home equity loans, adjustable-rate first mortgages, construction loans and commercial real estate loans for the three months ended March 31, 2007, as compared to the same period in 2006, accounted for approximately 49%, or $24.2 million of the total $49.1 million in average loan growth. During these same periods, the prime rate increased 50 basis points from 7.75% to 8.25%.

The growth in interest income from investment securities and other interest-earning assets for the quarter ended March 31, 2007, as compared to the same quarter in 2006 was mainly due to higher average balances in addition to increased yields on these assets, which have tracked upward consistent with increases to short-term interest rates.

Management expects interest income will increase as average interest-earning assets and interest rates on such assets increase. Growth in interest earnings assets is partly dependent on funding from deposit growth in existing markets as well as from new branches opened in the second-half of 2006. Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest-earning assets desired by the Company.

Interest expense. The increase in interest expense for the three months ended March 31, 2007, as compared to the same period in 2006, was partially a result of a 75 basis point increase in the Federal Funds rate, but more significantly due to growth in average outstanding balances of interest-bearing deposit accounts. In order to fund loan growth and maintain deposit market share, the Company has continued to pay attractive interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances remained relatively flat for the first quarter of 2007 as compared to the same quarter of 2006, as new advances have generally had longer maturities and, therefore, we have benefited from the inverted yield curve. The Company also increased utilization of securities sold under agreement to repurchase during the first quarter of 2007 as part of its on-going asset/liability strategy. Given the current rate environment, and the intense competition for deposits in our market, management does not expect interest rates paid on deposits to decline in the near term.

Net interest income. Net interest income increased during the three months ended March 31, 2007, as compared to the same period in 2006, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans and overall steady growth in average outstanding balances has enabled the Company to increase the overall yield of the loan portfolio. In addition, yields on securities have increased as short-term interest rates have tracked upward. Our net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased 41 basis points for the first quarter of 2007 as compared to the same quarter in 2006. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets decreased 36 basis points.

Our rapid loan growth during 2004, primarily in adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, increases in market interest rates do not generally result in immediate increases in interest rate yields. Given the delay in ARM product re-pricing to changes in market rates, a lending environment characterized by an inverted yield curve combined with the fact that over 40% of our loan portfolio is comprised of longer-term fixed rate one- to four-family residential loans, management believes the yield curve will continue to put pressure on net interest margin for the rest of 2007, but does not expect the situation to worsen significantly. However, management also expects interest income to grow as the Company continues to emphasize loan growth in home equity, construction and commercial loans.

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

Based on management’s evaluation of these factors, provisions of $296,000 and $76,000 were made during the three months ended March 31, 2007 and 2006, respectively. The year-over-year change was primarily due to the resolution of a problem credit in the first quarter of 2006 and to a lesser extent growth in the Company’s loan portfolio, as well as the Company’s more cautious stance on residential real estate lending in its Florida markets. Net charge-offs for the quarter ended March 31, 2007, were $148,000. By comparison, net charge-offs for the same three months in 2006 were $155,000.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2007, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended March 31, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,228	$1,342	$(114)	-8.5%
Net loss on available for sale securities	(8)	(177)	169	-95.5%
Gain on sale of real estate mortgages held for sale	10	3	7	233.3%
Gain on sale of foreclosed assets	7	3	4	133.3%
Commission income	74	81	(7)	-8.6%
Interchange fees	210	195	15	7.7%
Bank owned life insurance earnings	211	204	7	3.4%
Other	33	(13)	46	-353.8%
	$1,765	$1,638	$127	7.8%

The increase in non-interest income, primarily as a result of lower net losses on available for sale securities, was offset by a decrease in service charges and fees. Services charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees which more than offset the continued growth in ATM and check card overdraft fees.

Non-interest expense. The components of non-interest expense for the three months ended March 31, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,016	$2,627	$389	14.8%
Occupancy and equipment	588	508	80	15.7%
Data processing	335	365	(30)	-8.2%
Advertising	146	216	(70)	-32.4%
Outside professional services	631	493	138	28.0%
Interchange charges	100	166	(66)	-39.8%
Collection expense and repossessed asset losses	47	83	(36)	-43.4%
Telephone	113	123	(10)	-8.1%
Other	759	653	106	16.2%
	$5,735	$5,234	$501	9.6%

Nearly 62% of the increase to compensation and benefit expense for the three months ended March 31, 2007, as compared to the same period in 2006, was due to increased salaries. The increase was due primarily to organizational changes and additions to the executive management team in order to better position the Company for future growth, higher share-based compensation expenses driven by higher share price, additional staffing costs related to branch expansion and private banking associates in Florida, and annual increases. Increased occupancy and equipment costs for the quarter ended March 31, 2007, as compared to the same quarter in 2006 was primarily due to higher depreciation expense on recent branch expansion. The decrease to data processing costs for the three months ended March 31, 2007, as compared to the same period in 2006, resulted from a renegotiation of our operating system contract with our third-party provider. Outside and professional services cost increased as the Company incurred consulting fees in connection with a market analysis and segmentation study, business plan modeling and non-recurring recruiting/placement expenses during the quarter ended March 31, 2007.

In general, we expect non-interest expense will increase in future periods as a result of continued growth and expansion and the costs associated with our operation as a public company.

Income tax expense. Income tax expense decreased $139,000 to $361,000 for the three months ended March 31, 2007, from $500,000 for the same period in 2006. Management anticipates that income tax expense will continue to vary as income before income taxes varies.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon. The EVE, considering the assumed changes in interest rates as of March 31, 2007, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at March 31, 2007
	Change in Interest Rate
	Decrease 3%	Decrease 2%	Decrease 1%	Increase 1%	Increase 2%	Increase 3%
Duration of assets(1)	2.11	2.11	2.13	2.35	2.41	2.41
Duration of liabilities(1)	2.44	2.44	2.44	2.18	2.07	2.07
Differential in duration	-0.33	-0.33	-0.32	0.17	0.34	0.34
Amount of change in Economic
Value of Equity(2)	$(8,776,566)	$(5,851,044)	$(2,787,360)	$(1,484,032)	$(5,992,220)	$(8,988,330)
Percentage change in Economic
Value of Equity(2)	-10.70%	-7.14%	-3.40%	-1.81%	-7.31%	-10.96%

(1)	Expressed as number of years before asset/liability reprices to achieve stated rate of interest rate increase.
(2)	Represents the cumulative five year pre-tax impact on the Company’s equity due to increased or (decreased) net interest margin.

In managing its asset/liability mix the Company, depending on the relationship between long and short-term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that Atlantic Coast Federal Corporation’s level of interest rate risk is acceptable under this approach.

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

We believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal Corporation manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one- to four-family real estate loans. Also, to a limited degree, management has utilized interest rate swap agreements as a part of our asset/liability management strategy to reduce interest rate risk. As of March 31, 2007, the Company held interest rate swaps agreements classified as cash flow hedges of certain FHLB advances with notional amounts totaling $10.0 million. The fair value of these interest rate swaps was approximately $685,000 as of March 31, 2007. The Company also had one interest rate swap with a notional value of $5.0 million as of March 31, 2007, used to promote our asset/liability management strategy by mitigating the impact to our net interest margin of sudden and unplanned interest rate changes. This swap, which does not qualify for hedge accounting, had an estimated value on March 31, 2007 of $(18,000). Finally, Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

March 31, 2007

Part II - Other Information
Item 1.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s common stock repurchase plans. Purchases made during March 2007 relate to the stock repurchase plan that was approved by the Company’s Board of Directors on September 1, 2006. The purpose of the stock repurchase plan was to replace shares issued to key employees and outside directors under the Company’s Recognition Plan. Stock repurchased under this plan will be held as Treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2007 through January 31, 2007	-	-	-	288,484

February 1, 2007 through February 28, 2007	-	-	-	288,484

March 1, 2007 through March 31, 2007	105,838	18.59	105,838	182,646

Total	105,838	$18.59	105,838	182,646

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

a.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

March 31, 2007

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION (Registrant)

Date: May 14, 2007	By:	/s/ Robert J. Larison, Jr
Robert J. Larison, Jr., President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Jon C. Parker, Sr.
Jon C. Parker, Sr., Senior Vice-President and Chief Financial Officer