Form 10-K/A
period 2006-12-31
ATLANTIC COAST FEDERAL CORP
filed 2007-06-20
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant’s Definitive Proxy Statement for the 2007 Annual Stockholders Meeting (Part III).

(THIS PAGE INTENTIONALLY LEFT BLANK)

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A
Table of Contents

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A
Table of Contents, continued

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	124
Item 11.	Executive Compensation	124
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
Item 13.	Certain Relationships and Related Transactions, and Director Independence	124
Item 14.	Principal Accountant Fees and Services	124

PART IV

Item 15.	Exhibits and Financial Statement Schedules	124
Form 10-K	Signature Page	126
Exhibit 21.	Subsidiaries of Registrant	127
Exhibit 23.1	Consent of Crowe Chizek and Company LLC	128
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	129
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	130
Exhibit 32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	131

EXPLANATORY NOTE

Atlantic Coast Federal Corporation (the “Company”) is filing this Form 10-K/A for the year ended December 31, 2006 to amend and restate financial statements and certain other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the years ended December 31, 2006, 2005 and 2004, previously reported on Form 10-K. These amendments are being filed to change the Company’s accounting for certain interest rate swap derivatives designated and accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During 2004, the Company entered into two interest rate swap agreements with notional amounts totaling $15 million, of which $10 million remained in effect as of December 31, 2006, to hedge the variability in expected future cash flows on certain floating-rate Federal Home Loan Bank ("FHLB") advances. At inception, the critical terms of these swaps were viewed as matching the critical terms of the hedged FHLB advances and, as a result, it was determined that changes in cash flows were expected to completely offset at inception and on an ongoing basis as provided under SFAS 133. Therefore, the interest rate swap agreements were deemed to be effective cash flow hedges during the years ended 2006, 2005 and 2004, consistent with SFAS 133.

The Company has now determined that although these swaps were economically effective, the initial assessment of matching critical terms for the interest rate swaps and the corresponding hedged FHLB advances was incorrect. In each circumstance, the interest rate swap contained an embedded written option that allowed the counterparty to terminate the interest rate swap under certain conditions. Since the interest rate swaps and the FHLB advances did not have absolute parity and the critical terms of the instruments did not completely match, the Company has concluded, and its Audit Committee has concurred, that the swap transactions did not qualify as cash flow hedges and, therefore, any fluctuations in the market value of the interest rate swaps, including any accrued interest, should have been included in other non-interest income resulting in quarterly and annual mark-to-market adjustments. As originally recorded, fluctuations in the fair value of the interest rate swaps were recorded in other comprehensive income, with accrued interest recorded as a reduction of interest expense on FHLB advances. There is no effect on cash flows or total stockholders’ equity from these revisions.

For additional information on the restatement, see Note 1, Restatement in the Notes to Consolidated Financial Statements.

The effect this restatement had on earnings for the respective periods is as follows:

		Year Ended	Year Ended	Year Ended
		December 31,	December 31,	December 31,
	Total	2006	2005	2004
	(Dollars in Thousands)

Total interest expense	$(94)	$197	$(19)	$(272)
Noninterest income	573	163	524	(114)
Income tax expense	256	(11)	207	60
Net income	$411	$(23)	$336	$98

Earnings per common share:
Basic	$0.03	$-	$0.02	$0.01
Diluted	$0.03	$-	$0.02	$0.01

	For the Quarter Ended
		March 31,	June 30,	September 30,	December 31,
	Total	2006	2006	2006	2006
	(Dollars in Thousands)

Total interest expense	$197	$42	$55	$49	$51
Noninterest income	163	321	(70)	(131)	43
Income tax expense	(11)	95	(42)	(61)	(3)
Net income	$(23)	$184	$(83)	$(119)	$(5)

Earnings per common share:
Basic	$-	$0.01	$-	$(0.01)	$-
Diluted	$-	$0.01	$-	$(0.01)	$-

	For the Quarter Ended
		March 31,	June 30,	September 30,	December 31,
	Total	2005	2005	2005	2005
	(Dollars in Thousands)

Total interest expense	$(19)	$(33)	$(15)	$4	$25
Noninterest income	524	416	(347)	323	132
Income tax expense	207	171	(126)	121	41
Net income	$336	$278	$(206)	$198	$66

Earnings per common share:
Basic	$0.02	$0.02	$(0.01)	$0.01	$-
Diluted	$0.02	$0.02	$(0.01)	$0.01	$-

	For the Quarter Ended
		March 31,	June 30,	September 30,	December 31,
	Total	2004	2004	2004	2004
	(Dollars in Thousands)

Total interest expense	$(272)	$(59)	$(87)	$(85)	$(41)
Noninterest income	(114)	(520)	714	(432)	124
Income tax expense	60	(175)	304	(132)	63
Net income	$98	$(286)	$497	$(215)	$102

Earnings per common share:
Basic	$0.01	$-	$-	$-	$0.01
Diluted	$0.01	$-	$-	$-	$0.01

In addition, the following Items have changed: Item 1, Item 6, Item 7, Item 7A, and Item 8. All other information contained in the original filing remains unchanged. For convenience of the reader, we have included in this amendment our entire Annual Report on Form 10-K, as amended hereby. For additional information on the restatement see Note 1, Restatement, in the Notes to Consolidated Financial Statements.

For comparative purposes all financial information has been presented in thousands of dollars unless otherwise indicated. As such, immaterial differences of + or - 1 may have occurred in order to conform to the current presentation.

PART I

Item 1.  Business

General

This Form 10-K/A contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation’s market area, changes in the position of banking regulators on the adequacy of the allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Market Area

The Bank intends to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Waycross, Georgia, with branches in Waycross, Douglas and Garden City, Georgia, as well as Jacksonville metro area, Jacksonville Beach, Orange Park, Neptune Beach, Fernandina Beach and Julington Creek. The Bank also has a branch in Lake City, Florida, which is located approximately 60 miles west of Jacksonville, Florida. Waycross is located in Ware County, Georgia and the dominant employer in town is CSX Transportation, Inc., which operates a major railroad facility there. The market area of southeastern Georgia is marked by limited growth trends and is a largely agricultural-based economy. Based on the most recent data available, Atlantic Coast Bank’s approximate deposit market share in its Georgia markets was 3.63% and in its Florida markets was 1.34%. The Jacksonville market is one of the most affordable cities in Florida with ample employment opportunities and an appreciating housing market. The city serves not only as a financial hub, but also as a regional healthcare and insurance center. It also has a healthy tourism industry, has recently become active as a host city for major sporting events such as the Super Bowl in 2005 and the 2006 NCAA basketball tournament regional site, and is home to the 3rd largest port in Florida.

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

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$334,000	52.14%	$324,681	55.88%	$303,544	58.44%	$236,959	53.73%	$177,295	46.14%
Commercial	60,912	9.51%	59,074	10.16%	57,178	11.01%	56,228	12.75%	36,161	9.41%
Other (land & multifamily)	34,446	5.38%	20,302	3.49%	20,120	3.87%	13,568	3.08%	11,502	2.99%
Total real estate loans	429,358	67.03%	404,057	69.53%	380,842	73.32%	306,755	69.56%	224,958	58.54%

Real estate construction loans:
Construction-one- to four-family	32,467	5.07%	24,243	4.17%	14,275	2.75%	11,913	2.70%	7,552	1.97%
Construction-commercial	2,862	0.45%	2,577	0.44%	2,577	0.50%	18,663	4.23%	22,975	5.97%
Acquisition & development	2,103	0.33%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	37,432	5.85%	26,820	4.61%	16,852	3.25%	30,576	6.93%	30,527	7.94%

Other loans:
Home equity	91,062	14.22%	79,016	13.60%	60,077	11.57%	39,217	8.89%	32,645	8.50%
Consumer	63,630	9.93%	62,846	10.81%	57,893	11.15%	60,925	13.81%	88,071	22.92%
Commercial	19,044	2.97%	8,430	1.45%	3,711	0.71%	3,553	0.81%	8,065	2.10%
Total other loans	173,736	27.12%	150,292	25.86%	121,681	23.43%	103,695	23.51%	128,781	33.52%

Total loans	640,526	100.00%	581,169	100.00%	519,375	100.00%	441,026	100.00%	384,266	100.00%

Less:
Net deferred loan origination (fees) costs	3,348		3,164		1,473		554		(231)
Premiums on purchased loans	348		695		819		635		435
Allowance for loan losses	(4,705)		(4,587)		(3,956)		(6,593)		(4,692)
Total loans, net	$639,517		$580,441		$517,711		$435,622		$379,778

The following table presents the composition of Atlantic Coast Bank’s loan portfolio by fixed and adjustable-rate at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in Thousands)
Real estate loans:
One- to four-family	$115,453	18.02%	$113,590	19.55%	$118,515	22.82%	$136,155	30.87%	$120,162	31.27%
Commercial	23,840	3.72%	22,612	3.89%	33,568	6.46%	29,662	6.73%	36,161	9.41%
Other (land and multi-family)	15,780	2.46%	8,474	1.46%	5,436	1.05%	13,568	3.08%	11,502	2.99%
Total real estate loans	155,073	24.20%	144,676	24.90%	157,519	30.33%	179,385	40.68%	167,825	43.67%
Real estate construction loans:
Construction-one- to four-family	4,046	0.63%	16,418	2.82%	14,275	2.74%	4,327	0.98%	7,552	1.97%
Construction-commercial	1,758	0.27%	-	0.00%	600	0.12%	11,721	2.66%	22,975	5.97%
Acquisition & development	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	5,804	0.90%	16,418	2.82%	14,875	2.86%	16,048	3.64%	30,527	7.94%
Other loans:
Home equity	20,176	3.15%	13,184	2.27%	7,994	1.54%	8,257	1.87%	11,287	2.94%
Consumer	62,868	9.82%	62,343	10.73%	57,409	11.05%	60,925	13.81%	88,071	22.92%
Commercial	2,349	0.37%	535	0.09%	2,370	0.46%	3,553	0.81%	8,065	2.10%
Total other loans	85,393	13.34%	76,062	13.09%	67,773	13.05%	72,735	16.49%	107,423	27.96%
Total fixed-rate loans	246,270	38.44%	237,156	40.81%	240,167	46.24%	268,168	60.81%	305,775	79.57%

ADJUSTABLE-RATE LOANS
Real estate loans:
One-to-four-family	218,547	34.12%	211,091	36.31%	185,029	35.62%	100,804	22.86%	57,133	14.87%
Commercial	37,072	5.79%	36,462	6.27%	23,610	4.55%	26,566	6.02%	-	0.00%
Other (land and multi-family)	18,666	2.91%	11,828	2.04%	14,684	2.83%	-	0.00%	-	0.00%
Total real estate loans	274,285	42.82%	259,381	44.62%	223,323	43.00%	127,370	28.88%	57,133	14.87%
Real estate construction loans:
Construction-one- to four-family	28,421	4.44%	7,825	1.35%	-	0.00%	7,586	1.72%	-	0.00%
Construction-commercial	1,104	0.17%	2,577	0.44%	1,977	0.38%	6,942	1.57%	-	0.00%
Acquisition & development	2,103	0.33%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	31,628	4.94%	10,402	1.79%	1,977	0.38%	14,528	3.29%	-	0.00%
Other loans:
Home equity	70,886	11.07%	65,832	11.33%	52,083	10.03%	30,960	7.02%	21,358	5.56%
Consumer	762	0.12%	503	0.09%	484	0.09%	-	0.00%	-	0.00%
Commercial	16,695	2.61%	7,895	1.36%	1,341	0.26%	-	0.00%	-	0.00%
Total other loans	88,343	13.80%	74,230	12.78%	53,908	10.38%	30,960	7.02%	21,358	5.56%
Total adjustable-rate loans	394,256	61.56%	344,013	59.19%	279,208	53.76%	172,858	39.19%	78,491	20.43%

Total loans	$640,526	100.00%	$581,169	100.00%	$519,375	100.00%	$441,026	100.00%	$384,266	100.00%
Less:
Net deferred loan origination (fees) costs	3,348		3,164		1,473		554		(231)
Premiums on purchased loans	348		695		819		635		435
Allowance for loan losses	(4,705)		(4,587)		(3,956)		(6,593)		(4,692)
Total loans, net	$639,517		$580,441		$517,711		$435,622		$379,778

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

	One- to Four-Family	Commercial Real Estate	Other -Real Estate	Construction One- to four-family (1)	Construction Commercial (1)	Acquisition & Development	Home Equity	Consumer	Commercial	Total
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Dollars in Thousands)

1 year or less	$14,212	$19,536	$10,610	$24,375	$1,105	$2,103	$61,768	$4,485	$17,997	$156,191
Greater than 1 to 3 years	127,816	21,341	8,773	1,418	-	-	8,060	12,650	628	180,686
Greater than 3 to 5 years	41,435	9,383	7,648	2,647	495	-	5,986	25,177	355	93,126
Greater than 5 to 10 years	13,801	5,897	2,694	-	423	-	5,385	6,041	64	34,305
Greater than 10 to 20 years	58,020	4,755	4,031	436	839	-	8,850	12,753	-	89,684
More than 20 years	78,716	-	690	3,591	-	-	1,013	2,524	-	86,534

Total	$334,000	$60,912	$34,446	$32,467	$2,862	$2,103	$91,062	$63,630	$19,044	$640,526

(1)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows repricing dates greater than one year.

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

The Bank offers both fixed and adjustable rate land loans to commercial borrowers. Essentially all of these loans are secured by property located in the Bank’s primary market areas of Northeast Florida and Southeast Georgia. The loans carry a maximum loan-to-value of 65%. If the borrower is a limited liability company or corporation, the Bank will generally obtain personal loan guarantees from the principals of the borrowing entity based on a review of their personal financial statements and personal credit report information. Loans to commercial borrowers secured by land are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow of the borrowing entity or guarantors is reduced, the borrower’s ability to repay the loan may be impaired.

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

The following table sets forth an analysis of the allowance for loan losses.

	Year Ended December 31, 2006
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$4,587	$3,956	$6,593	$4,692	$3,766
Charge-offs:
Real Estate Loans
One-to four-family	107	192	78	300	500
Commercial	-	605	4,637	-	-
Other (Land & Multi-family)	-	-	-	-	-
Real Estate Construction Loans
Construction One-to four family	-	-	-	-	-
Construction Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	14	160	63	25	-
Consumer	1,094	1,249	1,642	2,259	2,752
Commercial	-	120	-	664	251
Total charge-offs	1,215	2,326	6,420	3,248	3,503
Recoveries:
Real Estate Loans
One-to four-family	54	40	7	86	1
Commercial	83	51	-	-	-
Other (Land & Multi-family)	-	-	-	-	-
Real Estate Construction Loans
Construction One-to four family	-	-	-	-	-
Construction Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	18	1	11	2	-
Consumer	703	732	790	823	745
Commercial	-	12	-	-	-
Total recoveries	858	836	808	911	746
Net charge-offs	357	1,490	5,612	2,337	2,757
Provision for loan losses	475	2,121	2,975	4,238	3,683
Balance at end of period	$4,705	$4,587	$3,956	$6,593	$4,692
Net charge-offs to average loans during this period (1)	0.06%	0.27%	1.16%	0.57%	0.76%
Net charge-offs to average non-performing loans during this period	11.36%	43.41%	122.10%	30.88%	95.17%
Allowance for loan losses to non-performing loans	154.21%	175.36%	59.42%	87.13%	161.96%
Allowance as % of total loans (end of period) (1)	0.73%	0.78%	0.75%	1.47%	1.20%
(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts

The distribution of the allowance for loan losses on loans at the dates indicated is summarized as follows:

	2006			At December 31, 2005			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$771	$334,000	52.14%	$672	$324,682	55.88%	$494	$303,544	58.44%
Commercial	660	60,912	9.51%	1,041	59,074	10.16%	1,404	57,178	11.01%
Other (land & multi-family)	212	34,446	5.38%	117	20,302	3.49%	32	20,120	3.87%

Real Estate Constrcution
Construction One-to four family	323	32,467	5.07%	185	24,242	4.17%	71	14,275	2.75%
Construction Commercial	63	2,862	0.45%	26	2,577	0.44%	179	2,577	0.50%
Acquistion & Development	-	2,103	0.33%	-	-	-	-	-	-

Other Loans
Home Equity	745	91,062	14.22%	497	79,016	13.60%	332	60,077	11.57%
Consumer	1,327	63,630	9.93%	1,581	62,846	10.81%	1,227	57,893	11.15%
Commercial	604	19,044	2.97%	468	8,430	1.45%	217	3,711	0.71%
Total	$4,705	$640,526	100.00%	$4,587	$581,169	100.00%	$3,956	$519,375	100.00%

	2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real Estate Loans
One-to four-family real estate	$281	$236,959	53.73%	$55	$177,295	46.13%
Commercial real estate	3,622	56,228	12.75%	389	36,161	9.41%
Other (land & multi-family)	28	13,568	3.08%	15	11,502	2.99%

Real Estate Constrcution
Construction-one-to four family	-	11,913	2.70%	-	7,552	1.97%
Construction -commercial	1,049	18,663	4.23%	251	22,975	5.98%
Acquistion & Development	-	-	-	-	-	-

Other Loans
Home equity	45	39,217	8.89%	512	32,645	8.50%
Consumer	1,328	60,925	13.81%	2,642	88,071	22.92%
Commercial	240	3,553	0.81%	828	8,065	2.10%
Total	$6,593	$441,026	100.00%	4,692	384,266	100.00%

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

The following table sets forth the composition of the securities portfolio and other earning assets at the dates indicated.

	2006		At December 31, 2005		2004
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency	$16,280	16.41%	$32,079	44.58%	$20,853	39.07%
State and municipal	1,729	1.74%	5,361	7.45%	11,930	22.36%
Mortgage Backed Securities	81,222	81.85%	34,525	47.97%	10,603	19.87%
Corporate commercial paper	-	-	-	-	9,967	18.68%
Mutual Funds	-	-	-	-	10	0.02%
Total	$99,231	100.00%	$71,965	100.00%	$53,363	100.00%

Other earning assets:
Interest-earning deposits with banks	$30,486	76.92%	$15,918	64.21%	$18,286	50.10%
Federal funds sold and securities purchased under agreements to resell	-	-	-	-	11,800	32.33%
FHLB stock	7,948	20.05%	7,074	28.53%	5,511	15.10%
Other investments	1,200	3.03%	1,800	7.26%	900	2.47%
Total	$39,634	100.00%	$24,792	100.00%	$36,497	100.00%

The composition and maturities of the debt securities portfolio, as of December 31, 2006, are as follows:

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)

Government sponsored enterprises	$5,686	$4,733	$969	$5,000	$16,388	$16,280
State and Municipal	1,073	675	-	-	1,748	1,729
Mortgage-backed securities	-	2,782	19,174	59,471	81,427	81,222
Total investment securities	$6,759	$8,190	$20,143	$64,471	$99,563	$99,231

Weighted average yield	4.16%	4.41%	5.54%	5.42%	5.28%	5.28%

(1)	The above presentation does not include the carrying values, yields and maturities of mutual funds as these investments do not have contractual maturities.

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

Borrowings. Although deposits are the primary source of funds, the Bank may utilize borrowings when it is a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity is required to purchase loans or to fund loan demand or when they meet asset/liability management goals. Borrowings have historically consisted of advances from the FHLB of Atlanta. See Note 10 of the Notes to Consolidated Financial Statements.

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

At December 31, 2006, Atlantic Coast Bank had tangible capital of $77.5 million, or 9.3% of adjusted total assets, which is approximately $64.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2006, Atlantic Coast Bank had $2.9 million of intangibles, which were subject to these tests. At December 31, 2006, Atlantic Coast Bank had core capital equal to $77.5 million, or 9.3% of adjusted total assets, which is $44.1 million above the minimum requirement of 4.0% in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets (“Tier 1”). At December 31, 2006, Atlantic Coast Bank had Tier 1 risk-based capital of $77.5 or 13.1% of risk-weighted assets, which is approximately $53.9 million above the minimum on such date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On December 31, 2006, Atlantic Coast Bank had total risk-based capital of $82.2 million and risk-weighted assets of $590.0 million; or total capital of 13.9% of risk-weighted assets. This amount was $35.0 million above the 8.0% requirement in effect on that date.

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

To be profitable, the Bank must earn more money in interest received on loans and investments than it pays in interest to depositors and lenders. The Federal Reserve Board increased the Federal Discount rate four times during 2006, from 4.25% to 5.25%, with all increases occurring during the first six months of 2006. The Federal Discount rate has a direct correlation to general rates of interest, including the Bank’s interest-bearing deposits. As explained in more detail in Item 7A of this Annual Report on Form 10-K/A, “Quantitative and Qualitative Disclosures about Market Risk,” the Bank’s mix of asset and liabilities are considered to be sensitive to interest rate changes. Accordingly, if interest rates continue to rise, net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related and investment securities. On the other hand, if interest rates decrease, net interest income could increase. However, in a declining rate environment, the Bank may be susceptible to the payoff or refinance of high rate mortgage loans that could reduce net interest income. For a further discussion of how changes in interest rates could impact the Bank, see Item 7 in this Annual Report on Form 10-K/A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The following table provides a list of the Bank’s main and branch offices.

Location	Owned or Leased	Lease Expiration Date	Net Book Value December 31, 2006
	(Dollars in Thousands)
HOME AND EXECUTIVE OFFICE	Owned	—	1,587
AND MAIN BRANCH
505 Haines Avenue
Waycross, GA 31501

FLORIDA REGIONAL CENTER	Leased	June 2008	205
10151 Deerwood Park Blvd.
Building 100 Suite 501
Jacksonville, FL 32256

BRANCH OFFICES:	Owned	—	73
Drive-up Facility
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	—	554
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	595
Douglas, GA 31533

213 Hwy 80 West	Owned	—	287
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	1,054
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	1,119
Jacksonville, FL 32221

1970 Solomon Street	Owned	—	188
Orange Park, FL 32073

463 West Duval Street	Owned	—	138
Lake City, FL 32055

930 University Avenue, North	Owned	—	1,101
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,514
Jacksonville Beach, FL 32200

536 Atlantic Blvd.	Leased	May 2007	36
Neptune Beach, FL 32233 (Relocated January 17, 2007)

1425 Atlantic Blvd.	Owned	—	2,294
Neptune Beach, FL 32233 (Opened January 17, 2007)

2766 Race Track Road	Owned	—	2,576
Jacksonville, FL 32259

715 Centre Street	Owned	—	1,099
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

Item 6. Selected Financial Data

The selected financial data in the following tables has been restated to reflect adjustments to the Company’s consolidated financial statement and other information contained in the Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the SEC on March 30, 2007. There were no other changes to the selected financial data as a result of the restatement. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

	At December 31,
	2006		2005		2004
Selected Consolidated Balance	As Originally	As	As Originally	As	As Originally	As
Sheet Data:	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Total assets	$842,825	$843,079	$743,849	$744,116	$637,678	$637,738
Total cash and cash equivalents	41,057	41,057	37,959	37,959	25,708	25,708
Securities available for sale	99,231	99,231	71,965	71,965	53,363	53,363
Loans receivable, net	639,517	639,517	580,441	580,441	517,711	517,711
FHLB stock	7,948	7,948	7,074	7,074	5,511	5,511
Deposits	573,052	573,052	516,321	516,321	435,683	435,683
Total borrowings	144,000	144,000	129,000	129,000	100,314	100,314
Total stockholders' equity	91,087	91,087	92,917	92,918	98,700	98,700

	Years Ended December 31,
	2006		2005		2004
Selected Consolidated Statement	As Originally	As	As Originally	As	As Originally	As
of Income Data:	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Total interest income	$46,407	$46,407	$37,254	$37,254	$31,772	$31,772
Total interest expense	24,550	24,747	17,158	17,139	11,916	11,644
Net interest income	21,857	21,660	20,096	20,115	19,856	20,128
Provision for loan losses	475	475	2,121	2,121	2,975	2,975

Net interest income after
provision for loan losses	21,382	21,185	17,975	17,994	16,881	17,153
Noninterest income	7,842	8,005	7,413	7,937	5,322	5,208
Noninterest expense	21,679	21,679	19,616	19,616	17,256	17,256

Income before income taxes	7,545	7,511	5,772	6,315	4,947	5,105

Income tax expense (1)	2,393	2,382	1,083	1,290	1,755	1,815

Net Income	$5,152	$5,129	$4,689	$5,025	$3,192	$3,290

Earnings per share:
Basic	$0.38	$0.38	$0.34	$0.36	$0.32	$0.33

Earnings per share:
Diluted	$0.38	$0.38	$0.33	$0.36	$0.32	$0.33

Item 6. Selected Financial Data, continued

The following is a restated summary of selected consolidated financial ratios:
	At or For the Year Ended December 31,
	2006		2005		2004
Selected Consolidated Financial Ratios	As Originally	As	As Originally	As	As Originally	As
and Other Data:	Reported	Restated	Reported	Restated	Reported	Restated

Performance Ratios:
Return on assets (ratio of net
income to average total assets)	0.66%	0.66%	0.67%	0.71%	0.55%	0.56%
Return on Equity (ratio of net
income to average equity)	5.50%	5.48%	4.73%	5.07%	5.87%	6.05%

Interest rate spread information:
Average during the period	2.58%	2.55%	2.61%	2.62%	3.23%	3.29%
Net interest margin (2)	3.02%	2.99%	3.05%	3.06%	3.59%	3.64%
Ratio of operating expense to average
total assets	2.78%	2.78%	2.78%	2.78%	2.95%	2.95%
Efficiency ratio (3)	73.00%	73.08%	71.31%	69.93%	68.54%	68.11%
Ratio of average interest-earning assets
to average interest-bearing liabilities	113.01%	113.01%	116.87%	116.87%	116.63%	116.63%

Asset Quality Ratios:
Non-performingassets to total assets
at end of period	0.37%	0.37%	0.39%	0.39%	1.09%	1.09%
Allowance for laon losses to
non-performing loans	154.21%	154.21%	175.36%	175.36%	59.42%	59.42%
Allowance for loan losses to total loans	0.73%	0.73%	0.78%	0.78%	0.76%	0.76%
Net charge-offs to average outstanding
loans	0.06%	0.06%	0.27%	0.27%	1.16%	1.16%
Non-performing laons to total loans	0.47%	0.47%	0.45%	0.45%	1.28%	1.28%

Capital Ratios:
Equity to total assets at end of period	10.81%	10.81%	12.49%	12.49%	15.48%	15.48%
Average equity to average assets	12.00%	12.00%	14.07%	14.07%	9.29%	9.29%

Other Data:
Number of full-service offices	13	13	12	12	12	12
Number of loans	14,679	14,679	15,151	15,151	15,840	15,840
Number of deposit accounts (4)	49,896	49,896	51,738	51,738	56,962	56,962

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

Atlantic Coast Federal Corporation (the “Company”) is filing this amendment to Form 10-K for the year ended December 31, 2006 to amend and restate financial statements and certain other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the years ended December 31, 2006, 2005 and 2004, previously reported on Form 10-K. These amendments are being filed to change the Company’s accounting for certain interest rate swap derivatives designated and accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During 2004, the Company entered into two interest rate swap agreements with notional amounts totaling $15 million, of which $10 million remained in effect as of December 31, 2006, to hedge the variability in expected future cash flows on certain floating-rate Federal Home Loan Bank ("FHLB") advances. At inception, the critical terms of these swaps were viewed as matching the critical terms of the hedged FHLB advances and, as a result, it was determined that changes in cash flows were expected to completely offset at inception and on an ongoing basis as provided under SFAS 133. Therefore, the interest rate swap agreements were deemed to be effective cash flow hedges during the years ended 2006, 2005 and 2004, consistent with SFAS 133.

The Company has now determined that although these swaps were economically effective, the initial assessment of matching critical terms for the interest rate swaps and the corresponding hedged FHLB advances was incorrect. In each circumstance, the interest rate swap contained an embedded written option that allowed the counterparty to terminate the interest rate swap under certain conditions, while the FHLB advance did not contain such matching terms. The Company did have the option to prepay the FHLB advances, however, it was not a contractual requirement. Since the interest rate swaps and the FHLB advances did not have absolute parity and the critical terms of the instruments did not completely match, the Company and its Audit Committee have concluded that the swap transactions did not qualify as cash flow hedges and, therefore, any fluctuations in the market value of the interest rate swaps, including any accrued interest, should have been included in other non-interest income resulting in quarterly and annual mark-to-market adjustments. As originally recorded, fluctuations in the fair value of the interest rate swaps were recorded in other comprehensive income, with accrued interest recorded as a reduction of interest expense on FHLB advances. There is no effect on cash flows or total stockholders’ equity from these revisions.

For additional information on the restatement, see Note 1, Restatement in the Notes to Consolidated Financial Statements.

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

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for deferred income taxes, and the valuation of goodwill. Accounting policies are discussed in detail in Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

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

Following is a summarized comparative balance sheet as of December 31, 2006 and December 31, 2005:

			Increase (decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands, Except Share Information)
ASSETS
Total cash and cash equivalents	$41,057	$37,959	$3,098	8.2%
Other interest earning investments	1,200	1,800	(600)	-33.3%
Securities available for sale	99,231	71,965	27,266	37.9%
Loans	644,222	585,028	59,194	10.1%
Allowance for loan losses	(4,705)	(4,587)	(118)	2.6%
Loans, net	639,517	580,441	59,076	10.2%
Loans held for sale	4,365	100	4,265	4265.0%
Other assets	57,709	51,851	5,858	11.3%

Total assets	$843,079	$744,116	$98,963	13.3%

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing	$38,301	$38,454	$(153)	-0.4%
Interest-bearing transaction accounts	52,895	79,739	(26,844)	-33.7%
Savings and money market	158,229	100,259	57,970	57.8%
Time	323,627	297,869	25,758	8.6%
Total deposits	573,052	516,321	56,731	11.0%
Federal Home Loan Bank advances	144,000	129,000	15,000	11.6%
Securities sold under agreements to repurchase	29,000	-	29,000	-
Accrued expenses and other liabilities	5,940	5,877	63	1.1%
Total liabilities	751,992	651,198	100,794	15.5%

Total stockholders' equity	91,087	92,918	(1,831)	-2.0%

Total liabilities and stockholders' equity	$843,079	$744,116	$98,963	13.3%

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
	(Dollars In Thousands)
Real estate loans:
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

Federal Home Loan Bank advances. The Bank borrows funds from the FHLB to support its lending and investment activities. The increase in FHLB borrowings as December 31, 2006 as compared to December 31, 2005, is due to additional advances of $40.0 million used to replace $25.0 million of advances that matured in 2006 and fund lending growth. In connection with its asset liability management strategy, the Company pre-paid a $5.0 million advance from the FHLB during the second quarter of 2006. The advance, which did not have a pre-payment penalty, had an original maturity date of February 2014 and an interest rate based on the 3-month LIBOR plus 22 basis points. At the same time the Company also terminated an interest rate swap agreement prior to maturity it had used to hedge the FHLB advance.

FHLB advances had a weighted-average maturity of 71 months and a weighted-average rate of 4.42% at December 31, 2006. The Company expects to continue to utilize FHLB advances to manage short and long-term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ Equity

Net other comprehensive income for the twelve months ended December 31, 2006 resulted from an increase in unrealized gains on available for sale securities of $204,000. Going forward, management expects changes in interest rates to continue to cause swings in unrealized gains and losses on available for sale securities.

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

The Company’s equity to total assets ratio decreased to 10.81% at December 31, 2006, from 12.49% at December 31, 2005. The decrease was primarily due to the rate of asset growth through December 31, 2006 and the stock purchase program. Despite this decrease, Atlantic Coast Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well-capitalized” under this requirement. Total risk-based capital to risk-weighted assets was 13.9%, Tier 1 capital to risk-weighted assets was 13.1%, and Tier 1 capital to adjusted total assets was 9.3% at December 31, 2006. These ratios as of December 31, 2005 were 15.9%, 15.0% and 10.0%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005.

General. Net income for the year ended December 31, 2006, was $5.1 million, an increase of $104,000 over the year ended December 31, 2005. Net interest income increased 7.7%, or $1.5 million in the year ended December 31, 2006 to $21.7 million, compared to 2005, as a result of growth in interest earning assets combined with an increase in the interest yield on such assets that more than offset the rising cost of deposits. Provision for loan losses decreased 77.6%, or $1.6 million to $475,000 for the year ended December 31, 2006, as compared to $2.1 million in 2005, on the basis of improved credit quality. Non-interest income for the year ended December 31, 2006 grew by 0.9% to $8.0 million, as compared to $7.9 million in 2005, due primarily to increased service charges and fees. The slight increase in non-interest income was offset by increased non-interest expense which grew $2.1 million, or 10.5%, to $21.7 million for the year ended December 31, 2006, from $19.6 million in 2005, due to increased compensation and benefit costs and other operating costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2006, 2005 and 2004. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the year ended December 31,
	(Dollars in Thousands, restated)
	2006			2005			2004
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$613,532	$41,029	6.69%	$549,259	$33,606	6.12%	$484,978	$30,399	6.27%
Securites(2)	75,917	3,604	4.75%	63,338	2,092	3.30%	29,815	623	2.09%
Other interest-earning assets(3)	34,205	1,774	5.19%	45,632	1,556	3.41%	38,523	750	1.95%

Total interest-earning assets	723,654	46,407	6.41%	658,229	37,254	5.66%	553,316	31,772	5.74%
Non-interest-earning assets	56,600			46,658			31,541
Total assets	$780,254			$704,887			$584,857

INTEREST-BEARING LIABILITIES
Savings deposits	$49,104	196	0.40%	$61,069	260	0.43%	$77,333	386	0.50%
Interest on interest-bearing demand	58,454	1,572	2.69%	60,774	1,307	2.15%	26,191	254	0.97%
Money market accounts	77,989	3,097	3.97%	53,942	1,415	2.62%	58,293	927	1.59%
Time deposits	312,564	13,583	4.35%	267,725	9,186	3.43%	224,965	6,617	2.94%
Federal Home Loan Bank advances	128,260	5,665	4.42%	119,463	4,971	4.16%	87,640	3,460	3.95%
Securities sold under agreement to repurchase	13,951	634	4.54%	-	-	-	-	-	-

Total interest-bearing liabilities	640,322	24,747	3.86%	562,973	17,139	3.04%	474,422	11,644	2.45%
Non-interest-bearing liabilities	46,318			42,744			56,083
Total liabilities	686,640			605,717			530,505
Stockholders' equity	93,614			99,170			54,352
Total liabilities and stockholders' equity	$780,254			$704,887			$584,857

Net interest income		$21,660			$20,115			$20,128
Net interest spread			2.55%			2.62%			3.29%
Net earning assets	$83,332			$95,256			$78,894
Net interest margin(4)			2.99%			3.06%			3.64%
Average interest-earning assets to average interest-bearing liabilities		113.01%			116.92%			116.63%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

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

	2006 vs. 2005			2005 vs. 2004
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands, restated)
INTEREST-EARNING ASSETS
Loans receivable	$4,136	$3,287	$7,423	$3,932	$(726)	$3,206
Securites	472	1,039	1,511	969	500	1,469
Other interest-earning assets	(455)	674	219	159	648	807
Total interest-earning assets	4,153	5,000	9,153	5,060	422	5,482

INTEREST-BEARING LIABILITIES
Savings deposits	(48)	(17)	(65)	(74)	(51)	(125)
Interest bearing demand accounts	(51)	316	265	548	505	1,053
Money market accounts	781	901	1,682	(74)	561	487
Time deposits	1,697	2,701	4,398	1,369	1,199	2,568
Federal Home Loan Bank advances	378	314	692	1,316	197	1,513
Securities sold under agreements to repurchase	634	-	634	-	-	-
Total interest-bearing liabilities	3,391	4,215	7,606	3,085	2,411	5,496

Net interest income	$762	$785	$1,547	$1,975	$(1,989)	$(14)

Interest income. As shown in the table above the increase in interest income for the year ended December 31, 2006, as compared to 2005, is largely due to the rate earned on interest-earning assets, although growth in average outstanding interest-earning assets also contributed to such growth. Loans accounted for approximately 81% of the interest income growth, or $7.4 million for the year ended December 31, 2006, as compared to 2005. While the majority of the increased interest income from loans was due to increased average outstanding balances, the Company also increased its yield on average outstanding loan balances as a result of growth in prime interest rate-based loans. As discussed above in “Comparison of Financial Condition at December 31, 2006 and December 31, 2005 - Loans,” the flat/inverted yield curve over the last 12 months and a softening in residential real estate sales has led the Company to increase its emphasis on prime rate interest-based loans, such as home equity lending, construction loans and commercial real estate loans. The growth in average outstanding balances of home equity loans, construction loans and commercial real estate loans for the year ended December 31, 2006, as compared to 2005, accounted for approximately 76%, or $49.1 million of the total $64.3 million in average loan growth. During the same period, the average prime rate increased 100 basis points from 7.25% to 8.25%.

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

Interest expense. The increase in interest expense for the year ended December 31, 2006, as compared to 2005, was partially due to growth in average outstanding balances of interest-bearing deposit accounts, but more significantly due to increases to interest rates paid on those accounts. During the period of time from the end of 2005, until the end of 2006, the Federal Reserve Board increased the target rate for Federal Funds borrowings by 100 basis points, from 4.25% to 5.25%. In general, this has led to significant rate increases to interest-bearing deposit accounts in the Bank’s markets, where competition for deposits among financial institutions is intense. In order to fund loan growth and maintain deposit market share, the Company has increased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on FHLB advances has remained relatively flat for the year ended December 31, 2006 as compared to 2005, as new advances have generally had longer maturities and, therefore the Company has benefited from the flat or inverted yield curve. Given the current interest rate environment, and the intense competition for deposits in the Bank’s market, management does not expect interest rates paid on deposits to decline in the near term.

Net interest income. Net interest income increased during the year ended December 31, 2006, as compared to 2005, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans has, in part, enabled the Bank to increase the overall yield of the loan portfolio, in addition to steady growth in average outstanding balances. In addition yields on securities have increased as short-term interest rates have tracked upward. Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased 7 basis points for the year ended December 31, 2006 as compared to 2005. For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets decreased 7 basis points.

While the net interest spread and net interest margin held up reasonably well, declining only 7 basis points for the year, the Company experienced significant margin compression during the fourth quarter of 2006. During this period, deposit growth of $27 million significantly outpaced loan growth of $15 million. Further, the deposit growth occurred in the highest tiers of the Bank’s money market account and time deposits. This deposit growth in the most expensive deposit products during a period when loan growth did not keep pace led to a net interest margin decline of 21 basis points to 2.85% in the fourth quarter of 2006 as compared to the third quarter of 2006. Management anticipates continued interest margin compression in the near term.

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

Non-interest income. The components of non-interest income for the years ended December 31, 2006 and 2005 were as follows:

			Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands, restated)
Service charges and fees	$5,745	$5,351	$394	7.4%
Net loss on available for sale securities	(163)	(80)	(83)	103.8%
Gain on sale of real estate mortgages
held for sale	67	121	(54)	-44.6%
Commission income	314	406	(92)	-22.7%
Interchange fees	791	752	39	5.2%
Bank owned life insurance earnings	840	603	237	39.3%
Other	411	784	(373)	-47.6%
	$8,005	$7,937	$68	0.9%

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

Other non-interest income for the year ended December 31, 2006 included a $10,000 decrease to the fair market value of outstanding interest rate swap agreements. During 2004, as part of its asset and liability management strategy, the Company entered into two interest rate swap agreements with a combined notional amount totaling $10.0 million and $15.0 million at December 31, 2006 and 2005, respectively, to economically hedge the risk of changing interest rates associated with certain floating rate FHLB advances. During the second quarter of 2006, the Company terminated, prior to its contractual maturity, one of the outstanding interest rate swap agreements having a $5.0 million notional value and repaid, without penalty, the associated FHLB advance that the interest rate swap was economically hedging. In addition, during the third quarter of 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $10.0 million, $5.0 million of which matured in the third quarter of 2006, to economically hedge the variable portion of the home equity portfolio against the possibility of declining interest rates. At December 31, 2006 and 2005, the fair market value of the outstanding interest rate swap agreements was $637,000 and $647,000, respectively.

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

Income tax expense. Income tax expense increased to $2.4 million for the year ended December 31, 2006, from $1.3 million for 2005. The increase was primarily due to the elimination of a tax-related contingent liability in the third quarter of 2005 of $895,000. The contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statute of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary. In addition income tax expense increased in 2006 as compared to 2005 due to an increase in income before income tax expense when comparing the two periods. The effective income tax rate on income before income taxes for the year ended December 31, 2006 was 31.7%, compared to 34.6% for 2005 before the tax benefit of $895,000. The decline in the effective tax rate is primarily due to increased income from Bank Owned Life Insurance, which is not taxable for federal income tax purposes. It is anticipated that income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operation for the Years Ended December 31, 2005 and 2004.

General. Net income for the year ended December 31, 2005, was $5.0 million which was $1.7 million more than for the same period in 2004. Approximately 50% of this increase, or $895,000 is due to the recognition of a tax benefit from the elimination of a tax-related contingent liability. Net interest income was relatively flat from 2004 to 2005, due primarily to growth in higher interest -bearing deposit account balances, such as money market and time deposits, resulting in a higher cost of funds. The provision for loan losses expense for the year ended December 31, 2005, decreased $854,000 from $3.0 million for the same period in 2004, on the basis of improved credit quality. Non-interest income for 2005 grew by 52.4% to $7.9 million as compared to $5.2 million in 2004, due primarily to the implementation of several new service charges and fee income initiatives and a $466,000 increase in the fair market value of outstanding interest rate swap agreements. Non-interest expense increased $2.4 million, or 13.7%, to $19.6 million for the year ended December 31, 2005, from $17.3 million for the same period in 2004, due to increased compensation and benefit costs and outside professional services costs.

Interest Income. The increase in interest income for the years ended December 31, 2005, as compared to 2004, is primarily due to growth in interest earning assets, principally loans. The decline in yields on loans reflects a continuingly low interest rate environment for first mortgages on one- to four-family residential loans, which is the Company’s principal loan asset, in spite of increases in short-term interest rates. Meanwhile, for the same comparable periods, increased interest income on securities has been primarily due to growth in outstanding balances, although the Bank has benefited some from rising yields available on securities. The majority of increased interest income from other interest-earning assets in 2005, as compared to 2004, has been as a result of investments in higher yielding assets, primarily FHLB stock acquired consistent with increased advances.

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

Interest Expense. Approximately 56% of the increase in interest expense for the year ended December 31, 2005 as compared to the same period in 2004, was due to growth in average outstanding balances of interest-bearing demand accounts, time deposits and advances from the FHLB. The remaining interest expense growth was due to rate increases for interest-bearing demand accounts, money market accounts and time deposits. The rate increases during the third quarter of 2005, for money market and time deposits, have generally been made to remain competitive within the market as deposit rates have increased in response to Federal Reserve Board rate hikes. The interest rates on interest-bearing demand accounts are above the rates for comparable products in the Bank’s market for large deposits in order to attract new customers and grow core deposits. In 2005, the marketing program for the interest-bearing demand account product was very successful in attracting new deposits, with limited movement from existing customer accounts. Interest expense on FHLB advances increased 21 basis points during 2005 as compared to 2004 as a result of significant increases in short-term rates over the period. As part of its on-going asset and liability management strategy, management paid off higher priced shorter term FHLB advances while new FHLB advances were taken with longer maturities to lower the weighted average rates in an effort to better match the duration of the one- to four-family residential loan portfolio with the duration of the FHLB advances. FHLB advances totaling $84.0 million, including half of the $40.0 million new advances in 2005, are convertible to adjustable-rate borrowings at the discretion of the FHLB, at specific conversion dates in the future. If the FHLB does convert the current fixed rate advances to adjustable rates, the Company has the option to pre-pay the advance without penalty.

Net Interest Income. Net interest income was $20.1 million for the years ended December 31, 2005 and 2004. However, net interest spread and net interest margin, declined 67 basis points to 2.62% and 58 basis points to 3.06%, respectively for the year ended December 31, 2005 as compared to the same period in 2004 due to decline in yields on loans combined with an increase in cost-of-funds consistent with market rates. The decrease in both ratios for the year ended December 31, 2005, as compared to the same period in 2004, was due to a 15 basis point decrease in yield on the loan portfolio, while cost-of-funds increased 59 basis points. As discussed above rapid loan growth in 2003 and 2004, primarily in the Bank’s largest loan category, adjustable rate one- to four-family residential mortgages (“ARMs”), as well as the near-complete refinancing of the existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of the Bank’s ARM products, increases in market interest rates in 2005 did not generally cause the interest rates on these loans to adjust upward. The increase in cost-of-funds was due to increased interest rates on deposits which tracked upward in 2005, following Federal Reserve Board rate increases.

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

Non-interest income. The components of non-interest income for the years ended December 31, 2005 and 2004 were as follows:

	For the year ended December 31,		Increase(decrease)
	2005	2004	Dollars	Percentage
	(Dollars in Thousands, restated)
Service charges and fees	$5,351	$3,777	$1,574	41.7%
Gain on sale of real estate mortgages
held for sale	121	186	(65)	-34.9%
Gain(loss) on sale of securities
available for sale	(80)	(39)	(41)	-105.1%
Gain(loss) on sale of foreclosed assets	40	97	(57)	-58.8%
Commission income	406	301	105	34.9%
Interchange fees	752	663	89	13.4%
Bank owned life insurance earnings	603	173	430	248.6%
Other	744	50	694	1388.0%
	$7,937	$5,208	$2,729	52.4%

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

Other non-interest income increased $694,000 for the year ended December 31, 2005, to $744,000, as compared to $50,000 in 2004 due primarily to a $466,000 increase in the fair market value of outstanding interest rate swap agreements.

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

Income Tax Expense. Income tax expense decreased to $1.3 million, for the twelve months ended December 31, 2005, from $1.8 million for the same period in 2004. The decrease is due to the elimination of a tax-related contingent liability of $895,000 set up in 2000 when the Company became a taxable entity. The contingent liability had been established by the Company in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by the Company in 2000 and 2001 calendar tax years. The Company believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary.

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

Management monitors the capital levels of Atlantic Coast Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Atlantic Coast Bank is required by the OTS to meet minimum capital adequacy requirements. Atlantic Coast Bank’s actual and required levels of capital as reported to the OTS at December 31, 2006, are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
As of December 31, 2006
Total capital (to risk-weighted assets)	$82.2	13.9%	$47.2	8.0%	$59.0	10.0%
Tier 1 (core) capital (to risk-weighted assets)	$77.5	13.9%	$23.6	4.0%	$35.4	6.0%
Tier 1 (core) capital (to adjusted total assets)	$77.5	9.3%	$33.4	4.0%	$41.7	5.0%

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

Future Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

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

The Board of Directors and management of Atlantic Coast Federal Corporation believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of the currently originated fixed-rate, one-to-four family real estate loans. The Company also uses interest rate swap agreements to economically hedge the risk associated with changes in interest rates. As such, during 2004 the Company entered into two interest rate swap agreements with a combined notional amount totaling $10.0 million and $15.0 million at December 31, 2006 and 2005, respectively, to economically hedge the risk of changing interest rates on certain floating rate FHLB advances. Under the terms of these interest rate swap agreements, the Company pays the counterparty a fixed rate of interest based on the notional amount and receives interest based on a floating rate of interest. During the second quarter of 2006, the Company terminated, prior to its contractual maturity, one of the outstanding interest rate swap agreements having a $5.0 million notional value and repaid, without penalty, the associated FHLB advance that the interest rate swap was economically hedging. In addition, during the third quarter of 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $10.0 million, $5.0 million of which matured in the third quarter of 2006, to economically hedge the variable portion of the home equity portfolio against the possibility of declining interest rates. At December 31, 2006 and 2005, the fair market value of the outstanding interest rate swap agreements was $637,000 and $647,000, respectively.

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

Crowe Chizek and Company LLC

Brentwood, Tennessee
March 29, 2007 (except for Note 1, as to which the date is June 14, 2007)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in Thousands, Except Share Information) (restated)

	2006	2005
ASSETS
Cash and due from financial institutions	$10,571	$22,041
Short-term interest bearing deposits	30,486	15,918
Total cash and cash equivalents	41,057	37,959
Other interest bearing deposits in other financial institutions	1,200	1,800
Securities available for sale	99,231	71,965
Real estate mortgages held for sale	4,365	100
Loans, net of allowance for loan losses of $4,705 in 2006
and $4,587 in 2005	639,517	580,441
Federal Home Loan Bank stock	7,948	7,074
Accrued interest receivable	3,499	2,722
Land, premises and equipment, net	17,610	14,485
Bank owned life insurance	21,366	20,526
Other real estate owned	286	310
Goodwill	2,661	2,661
Other assets	4,339	4,073

Total assets	$843,079	$744,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$38,301	$38,454
Interest-bearing demand	52,895	79,739
Savings and money market	158,229	100,259
Time	323,627	297,869
Total deposits	573,052	516,321
Securities sold under agreement to repurchase	29,000	-
Federal Home Loan Bank advances	144,000	129,000
Accrued expenses and other liabilities	5,940	5,877
Total liabilities	751,992	651,198

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, issued and outstanding of 14,813,469 at December, 31 2006
and 14,805,969 at December 31, 2005	148	148
Additional paid in capital	57,708	56,876
Unearned employee stock ownership plan (ESOP) shares of 325,864
at December 31, 2006 and 372,416 at December 31, 2005	(3,259)	(3,724)
Retained earnings	52,711	49,629
Accumulated other comprehensive income (loss)	(204)	(408)
Treasury stock, at cost, 1,029,139 shares at December 31, 2006
and 664,619 at December 31, 2005	(16,017)	(9,603)
Total stockholders' equity	91,087	92,918

Total liabilities and stockholders' equity	$843,079	$744,116

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, Except Share Information) (restated)

	2006	2005	2004
Interest and dividend income
Loans, including fees	$41,029	$33,606	$30,400
Securities and interest-bearing deposits
in other financial institutions - taxable	5,308	3,403	1,065
Securities and interest-bearing deposits
in other financial institutions - tax exempt	70	173	235
Securities purchased under agreements to resell	-	72	72
Total interest and dividend income	46,407	37,254	31,772

Interest expense
Deposits	18,448	12,168	8,184
Federal Home Loan Bank advances	5,665	4,971	3,460
Securities sold under agreements to repurchase	634	-	-
Total interest expense	24,747	17,139	11,644

Net interest income	21,660	20,115	20,128

Provision for loan losses	475	2,121	2,975

Net interest income after provision for loan losses	21,185	17,994	17,153

Noninterest income
Service charges and fees	5,745	5,351	3,777
Gain on sale of real estate mortgages held for sale	67	121	185
Loss on sale of securities available for sale	(163)	(80)	(39)
Commission income	314	406	301
Interchange fees	791	752	663
Bank owned life insurance earnings	840	603	173
Other	411	784	148
	8,005	7,937	5,208

Noninterest expense
Compensation and benefits	10,947	9,369	8,541
Occupancy and equipment	2,228	1,738	1,406
Data processing	1,483	1,348	1,088
Advertising	847	609	440
Outside professional services	1,994	2,286	1,797
Interchange charges	491	624	637
Collection expense and repossessed asset losses	267	341	200
Telephone	500	539	536
Other	2,922	2,762	2,611
	21,679	19,616	17,256

Income before income tax expense	7,511	6,315	5,105

Income tax expense	2,382	1,290	1,815

Net income	$5,129	$5,025	$3,290

Earnings per common share:
Basic	$0.38	$0.36	$0.33
Diluted	$0.38	$0.36	$0.33

Dividends declared per common share	$0.42	$0.26	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, Except Share Information) (restated)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
Balance at January 1, 2004	-	-	-	43,222	(2)	-	43,220
Common stock issued to Atlantic Coast
Mutual Holding Company, 8,728,500 Shares	87	(87)	-	-	-	-	-
Common stock issue in initial public offering, net of issuance costs, 5,819,000 shares	58	56,261	(4,655)	-	-	-	51,664
ESOP shares earned, 46,552 shares	-	159	465	-	-	-	624
Comprehensive income:
Net income	-	-	-	3,290	-	-	3,290
Other comprehensive income(loss)	-	-	-	-	(98)	-	(98)
Total comprehensive income	-	-	-	3,290	(98)	-	3,192

Balance at December 31, 2004	145	56,333	(4,190)	46,512	(100)	-	98,700
ESOP shares earned, 46,552 shares	-	147	466	-	-	-	613
Management restricted stock granted	3	(2)	-	-	-	-	1
Management restricted stock expense, 25,989 shares	-	289	-	-	-	-	289
Stock options expense	-	109	-	-	-	-	109
Dividends declared ($ .26 per share)	-	-	-	(1,908)	-	-	(1,908)
Treasury stock purchased at cost	-	-	-	-	-	(9,603)	(9,603)
Comprehensive income:
Net income	-	-	-	5,025	-	-	5,025
Other comprehensive income (loss)	-	-	-	-	(308)	-	(308)
Total comprehensive income	-	-	-	5,025	(308)	-	4,717

Balance at December 31, 2005	$148	$56,876	$(3,724)	$49,629	$(408)	$(9,603)	$92,918

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, Except Share Information) (restated)

		ADDITIONAL	UNEARNED		ACCUMULATED OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME(LOSS)	STOCK	EQUITY
Balance at January 1, 2006	$148	$56,876	$(3,724)	$49,629	$(408)	$(9,603)	$92,918
ESOP shares earned, 46,552 shares	-	290	465	-	-	-	755
Stock options exercised	-	(13)	-	-	-	115	102
Management restricted stock granted	-	(348)	-	-	-	348	-
Management restricted stock expense, 78,256 shares	-	595	-	-	-	-	595
Stock options expense	-	308	-	-	-	-	308
Dividends declared ($ .42 per share)	-	-	-	(2,048)	-	-	(2,048)
Treasury stock purchased at cost	-	-	-	-	-	(6,877)	(6,877)
Comprehensive income:
Net income	-	-	-	5,129	-	-	5,129
Other comprehensive income (loss)	-	-	-	-	204	-	204
Total comprehensive income	-	-	-	5,129	204	-	5,333

Balance at December 31, 2006	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, restated)

	2006	2005	2004

Cash flows from operating activities
Net income	$5,129	$5,025	$3,290
Adjustments to reconcile net income to
to net cash from operating activities:
Provision for loan losses	475	2,121	2,975
Gain on sale of real estate mortgages held for sale	(67)	(121)	(185)
Loans originated for sale	(37,931)	(9,661)	(11,486)
Proceeds from loan sales	33,733	9,762	11,896
(Gain) loss on sale of other real estate owned	1	(41)	(97)
Loss on sale of securities
available for sale	163	80	39
(Gain) loss on disposal of equipment	146	(81)	-
ESOP compensation expense	755	613	624
Share-based compensation expense	903	398	-
Net depreciation and amortization	1,890	1,977	1,465
Net change in accrued interest receivable	(777)	(445)	(236)
Increase in cash surrender value of
bank owned life insurance	(840)	(603)	(173)
Net change in other assets	(392)	(1,920)	702
Net change in accrued expenses
and other liabilities	(89)	2,422	1,071
Net cash from operating activites	3,099	9,526	9,885

Cash flows from investing activities
Net change in securities purchased under
agreements to resell	-	11,800	(11,800)
Proceeds from maturities and payments
of securites available for sale	17,808	29,022	6,031
Proceeds from the sales of securities
available for sale	16,657	10,130	3,014
Purchase of securities available for sale	(61,642)	(58,552)	(36,700)
Loans purchased	(35,977)	(46,161)	(6,438)
Proceeds from sales of loans from portfolio	-	-	9,565
Net change in loans	(24,768)	(19,922)	(88,070)
Expenditures on premises and equipment	(4,478)	(5,298)	(984)
Proceeds from sales of premises and equipment	-	360	-
Proceeds from the sale of other real estate owned	612	581	605
Purchase of FHLB stock	(874)	(1,563)	(2,430)
Purchase of bank owned life insurance	-	(15,000)	-
Net change in other investments	600	(900)	(400)
Net cash from investing activities	(92,062)	(95,503)	(127,607)

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, restated)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - RESTATEMENT

Atlantic Coast Federal Corporation (the “Company”) is filing this Form 10-K/A for the year ended December 31, 2006, to amend and restate financial statements and certain other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the years ended December 31, 2006, 2005 and 2004, previously reported on Form 10-K. These amendments are being filed to change the Company’s accounting for certain interest rate swap derivatives designated and accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During 2004, the Company entered into two interest rate swap agreements with notional amounts totaling $15 million, of which $10 million remained in effect as of December 31, 2006, to hedge the variability in expected future cash flows on certain floating-rate Federal Home Loan Bank ("FHLB") advances. At inception, the critical terms of these swaps were viewed as matching the critical terms of the hedged FHLB advances and, as a result, it was determined that changes in cash flows were expected to completely offset at inception and on an ongoing basis as provided under SFAS 133. Therefore, the interest rate swap agreements were deemed to be effective cash flow hedges during the years ended 2006, 2005 and 2004, consistent with SFAS 133.

The Company has now determined that although these swaps were economically effective, the initial assessment of matching critical terms for the interest rate swaps and the corresponding hedged FHLB advances was incorrect. In each circumstance, the interest rate swap contained an embedded written option that allowed the counterparty to terminate the interest rate swap under certain conditions. Since the interest rate swaps and the FHLB advances did not have absolute parity and the critical terms of the instruments did not completely match, the Company has concluded and its Audit Committee has concurred, that the swap transactions did not qualify as cash flow hedges and, therefore, any fluctuations in the market value of the interest rate swaps, including any accrued interest, should have been included in other non-interest income resulting in quarterly and annual mark-to-market adjustments. As originally recorded, fluctuations in the fair value of the interest rate swaps were recorded in other comprehensive income, with accrued interest recorded as a reduction of interest expense on FHLB advances. There is no effect on cash flows or total stockholders’ equity from these revisions.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 1 - RESTATEMENT (continued)

The effect this restatement had on the Consolidated Balance Sheet, Statement of Income and the Statement of Changes in Stockholders’ Equity for the respective periods is as follows:

	At December 31,
	2006		2005		2004
Restated Consolidated Balance	As Originally	As	As Originally	As	As Originally	As
Sheet Data:	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Other assets	$63,020	$63,274	$53,484	$53,751	$40,896	$40,956
Total assets	$842,825	$843,079	$743,849	$744,116	$637,678	$637,738
Accrued expenses and other liabilities	$5,686	$5,940	$5,611	$5,877	$2,981	$3,041
Total liabilities	$751,738	$751,992	$650,932	$651,198	$538,978	$539,038
Retained earnings	$52,297	$52,711	$49,193	$49,629	$46,413	$46,512
Accumulated other comprehensive income	$210	$(204)	$27	$(408)	$(1)	$(100)
Total stockholders' equity	$91,087	$91,087	$92,917	$92,918	$98,700	$98,700

	Years Ended December 31,
	2006		2005		2004
Restated Consolidated Statement	As Originally	As	As Originally	As	As Originally	As
of Income Data:	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Total interest expense	$24,550	$24,747	$17,158	$17,139	$11,916	$11,644
Net interest income	21,857	21,660	20,096	20,115	19,856	20,128
Net interest income
after provision for loan losses	21,382	21,185	17,975	17,994	16,881	17,153
Noninterest income	7,842	8,005	7,413	7,937	5,322	5,208

Income before income taxes	7,545	7,511	5,772	6,315	4,947	5,105

Income tax expense	2,393	2,382	1,083	1,290	1,755	1,815

Net Income	$5,152	$5,129	$4,689	$5,025	$3,192	$3,290

Earnings per share:
Basic	$0.38	$0.38	$0.34	$0.36	$0.32	$0.33

Earnings per share:
Diluted	$0.38	$0.38	$0.33	$0.36	$0.32	$0.33

NOTE 1 - RESTATEMENT (continued)

	March 31, 2006		June 30, 2006		September 30, 2006
Restated Consolidated Balance	As Originally	As	As Originally	As	As Originally	As
Sheet Data:	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Other assets	$54,578	$54,951	$55,417	$55,742	$61,762	$62,019
Total assets	$770,519	$770,892	$778,868	$779,193	$793,130	$793,387
Accrued expenses and other liabilities	$5,368	$5,729	$4,734	$5,052	$5,078	$5,335
Total liabilities	$676,481	$676,842	$683,778	$684,096	$702,128	$702,385
Retained earnings	$49,842	$50,462	$50,830	$51,368	$51,948	$52,367
Accumulated other comprehensive income	$109	$(499)	$(229)	$(760)	$43	$(376)
Total stockholders' equity	$94,038	$94,050	$95,090	$95,097	$91,002	$91,002

	March 31, 2005		June 30, 2005		September 30, 2005
Restated Consolidated Balance	As Originally	As	As Originally	As	As Originally	As
Sheet Data:	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Other assets	$41,380	$41,611	$41,680	$41,785	$52,308	$52,534
Total assets	$674,240	$674,471	$709,299	$709,404	$733,171	$733,397
Accrued expenses and other liabilities	$3,623	$3,853	$4,537	$4,641	$4,532	$4,757
Total liabilities	$574,722	$574,952	$609,761	$609,865	$635,679	$635,904
Retained earnings	$46,904	$47,282	$46,980	$47,151	$48,518	$48,887
Accumulated other comprehensive income	$173	$(204)	$(18)	$(188)	$113	$(255)
Total stockholders' equity	$99,518	$99,519	$99,538	$99,539	$97,492	$97,493

	March 31, 2004		June 30, 2004		September 30, 2004
Restated Consolidated Balance	As Originally	As	As Originally	As	As Originally	As
Sheet Data:	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Other assets	$23,798	$23,623	$28,721	$28,851	$39,824	$39,822
Total assets	$621,518	$621,343	$579,628	$579,758	$623,079	$623,077
Accrued expenses and other liabilities	$5,198	$5,024	$3,258	$3,387	$4,031	$4,028
Total liabilities	$578,290	$578,116	$534,609	$534,738	$577,199	$577,196
Retained earnings	$44,915	$44,629	$44,915	$45,127	$45,919	$45,916
Accumulated other comprehensive income	$104	$389	$104	$(107)	$(39)	$(35)
Total stockholders' equity	$43,228	$43,227	$45,019	$45,020	$45,880	$45,881

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
NOTE 1 - RESTATEMENT (continued)

	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
Selected Consolidated Statement	As Originally	As	As Originally	As	As Originally	As	As Originally	As
of Income Data:	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Total interest expense	$5,236	$5,278	$5,679	$5,734	$6,399	$6,448	$7,236	$7,287
Net interest income	5,279	5,237	5,477	5,422	5,607	5,558	5,494	5,443
Net interest income
after provision for loan losses	5,203	5,161	5,273	5,218	5,705	5,656	5,202	5,151
Noninterest income	1,638	1,959	2,188	2,118	2,094	1,963	1,922	1,965

Income before income taxes	1,607	1,886	2,207	2,082	2,396	2,216	1,336	1,327

Income tax expense (1)	500	595	714	672	759	698	420	417

Net Income	$1,107	$1,291	$1,493	$1,410	$1,637	$1,518	$916	$910

Earnings per share:
Basic	$0.08	$0.10	$0.11	$0.10	$0.12	$0.11	$0.07	$0.07

Earnings per share:
Diluted	$0.08	$0.10	$0.11	$0.10	$0.12	$0.11	$0.07	$0.07

	2005
	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005
Selected Consolidated Statement	As Originally	As	As Originally	As	As Originally	As	As Originally	As
of Income Data:	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Total interest expense	$3,478	$3,445	$4,122	$4,107	$4,584	$4,588	$4,974	$4,999
Net interest income	4,965	4,998	5,097	5,112	4,823	4,819	5,211	5,186
Net interest income
after provision for loan losses	4,442	4,475	4,520	4,535	4,381	4,377	4,632	4,607
Noninterest income	1,287	1,703	1,795	1,448	2,259	2,582	2,073	2,205

Income before income taxes	1,222	1,671	1,338	1,006	1,527	1,846	1,686	1,795

Income tax expense (1)	440	611	436	310	(387)	(266)	597	638

Net Income	$782	$1,060	$902	$696	$1,914	$2,112	$1,089	$1,157

Earnings per share:
Basic	$0.06	$0.08	$0.06	$0.05	$0.14	$0.15	$0.08	$0.08

Earnings per share:
Diluted	$0.06	$0.08	$0.06	$0.05	$0.14	$0.15	$0.07	$0.08

	2004
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
Selected Consolidated Statement	As Originally	As	As Originally	As	As Originally	As	As Originally	As
of Income Data:	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Total interest expense	$2,811	$2,752	$2,805	$2,718	$3,085	$3,000	$3,215	$3,174
Net interest income	4,729	4,788	4,865	4,952	5,010	5,095	5,251	5,292
Net interest income
after provision for loan losses	3,185	3,244	4,756	4,843	4,336	4,421	4,603	4,644
Noninterest income	1,355	835	1,332	2,046	1,308	876	1,329	1,453

Income before income taxes	504	43	2,119	2,920	1,585	1,238	738	903

Income tax expense (1)	163	(12)	765	1,069	581	449	245	308

Net Income	$341	$55	$1,354	$1,851	$1,004	$789	$493	$595

Earnings per share:
Basic	$-	$-	$-	$-	$-	$-	$0.03	$0.04

Earnings per share:
Diluted	$-	$-	$-	$-	$-	$-	$0.03	$0.04

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 1 - RESTATEMENT (continued)

	At December 31,
	2006		2005		2004
Restated Statement of Changes in	As Originally	As	As Originally	As	As Originally	As
Stockholders' Equity	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Balance, beginning of period	$92,917	$92,918	$98,700	$98,700	$43,218	$43,218
Increase attributable to net income	$5,152	$5,129	$4,689	$5,025	$3,192	$3,290
Increase/(decrease) attributable to
changes in accumulated other
comprehensive income	$183	$205	$28	$(308)	$1	$(98)
Balance, end of period	$91,087	$91,087	$92,917	$92,918	$98,700	$98,700

In addition, the following Notes to Consolidated Financial Statements have been restated: 12, 16, 17, 19, 20, 21, 22 and 23.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Rounding: For comparative purposes all financial information has been presented in thousands of dollars unless otherwise indicated. As such, immaterial differences of + or - 1 may have occurred in order to conform to the current presentation.

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
Years Ended December 31, 2006, 2005 and 2004

NOTE 3 - SECURITIES AVAILABLE FOR SALE

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
Years Ended December 31, 2006, 2005 and 2004
NOTE 3 - SECURITIES AVAILABLE FOR SALE (continued)

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

Securities with unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government-sponsored
enterprises	$6,379	$(14)	$2,869	$(100)	$9,248	$(114)
State and municipal	550	(3)	1,179	(16)	1,729	(19)
Mortgage-backed	36,063	(192)	14,455	(209)	50,518	(401)

Total temporarily impaired	$42,992	$(209)	$18,503	$(325)	$61,495	$(534)

2005
Government-sponsored
enterprises	$19,557	$(118)	$10,821	$(145)	$30,378	$(263)
State and municipal	1,879	(11)	2,928	(28)	4,807	(39)
Mortgage-backed	18,283	(228)	8,525	(163)	26,808	(391)

Total temporarily impaired	$39,719	$(357)	$22,274	$(336)	$61,993	$(693)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 4 - REAL ESTATE MORTGAGES HELD FOR SALE

Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential properties. Substantially all of the balance outstanding at December 31, 2006, is composed of individual residential mortgage loans assigned to the Company in connection with a mortgage broker loan agreement entered into during 2006. Under the terms of this loan agreement, the Company provides funds to the mortgage broker for individual mortgage loan closings. In exchange the Company accepts an assignment of the individual mortgage loan pending its sale to various third-party investors as arranged by the mortgage broker. Upon acceptance for purchase by the third-party investors, the loan agreement requires the Company to reassign the loan back to the mortgage broker at par, for completion of the third-party sale. The Company receives interest income upon the sale of these loans for the period of the assignment. As of December 31, 2006, the weighted average number of days outstanding of real estate mortgages held for sale was 20 days.

NOTE 5 - LOANS, NET

Loans at December 31 are summarized as follows:

	As of December 31,				Increase (decrease)

	2006	% of total loans	2005	% of total loans	Dollars	Percentage
	(Dollars In Thousands)
Real estate loans:
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
Years Ended December 31, 2006, 2005 and 2004

NOTE 5 - LOANS, NET (continued)

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
Years Ended December 31, 2006, 2005 and 2004

NOTE 5 - LOANS, NET (continued)

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
Years Ended December 31, 2006, 2005 and 2004

NOTE 6 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

	(Dollars in Thousands)
	2006	2005
Loans	$2,836	$2,214
Securities available for sale	549	426
FHLB stock dividend	114	82

Total	$3,499	$2,722

NOTE 7 - LAND, PREMISES, AND EQUIPMENT, NET

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

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

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
Years Ended December 31, 2006, 2005 and 2004

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS (continued)

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
Years Ended December 31, 2006, 2005 and 2004

NOTE 9 - DEPOSITS

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

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES (continued)

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

NOTE 11 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

NOTE 12 - INTEREST RATE SWAPS

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 12 - INTEREST RATE SWAPS (continued)

During 2004, the Company entered into two interest rate swaps agreements with notional amounts totaling $10 million as of December 31, 2006, to offset the risk of changing rates associated with two of its Federal Home Loan Bank (“FHLB”) advances. These interest swaps do not qualify for hedge accounting treatment, and therefore, changes in market value are reported in current period earnings.

Summary information about these interest-rate swaps as of year-end is as follows:

	2006	2005
	(Dollars in Thousands, restated)
Notional amounts	$10,000	$15,000
Weighted average pay rates (fixed)	3.43%	3.42%
Weighted average receive rates (3 month LIBOR)	5.38%	4.23%
Weighted average maturity	7.1 years	8.1 years
Fair Market Value	$668	$702

The fair value of these interest rate swap agreements is reflected in other assets with a corresponding debit of $34,000 in 2006, a credit of $521,000 in 2005, and a credit of $181,000 in 2004, to income recorded as a component of other non-interest income.

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

Summary information about these interest-rate swaps as of year-end is as follows:

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 13 - EMPLOYEE BENEFITS

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

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Compensation expense for shares committed to be released under the Company's ESOP was $755,000, $613,000 and $624,000 in 2006, 2005 and 2004. Shares held by the ESOP as of December 31 were as follows:

	(Dollars in Thousands)
	2006	2005
Allocated to eligible employees	139,656	93,104
Unearned	325,864	372,416
Total ESOP shares	465,520	465,520

Fair value of unearned shares	$5,941	$5,236

NOTE 15- STOCK-BASED COMPENSATION

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 15- STOCK-BASED COMPENSATION (continued)

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 15- STOCK-BASED COMPENSATION (continued)

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

A summary of the option activity under the Stock Option Plan as of December 31, 2006, and changes for the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in thousands)

Outstanding at January 1, 2006	534,400	$13.72	-	-
Granted	50,613	17.85	-	-
Exercised	(7,462)	13.73	-	-
Forfeited	(19,500)	13.73	-	-

Outstanding at December 31, 2006	558,051	$14.09	8.7	$2,308

Exercisable at December 31, 2006	106,880	$13.72	8.6	$482

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 15- STOCK-BASED COMPENSATION (continued)

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

NOTE 16 - INCOME TAXES

Income tax expense was as follows:

	Years Ended December 31,
	(Dollars in Thousands, restated)
	2006	2005	2004
Current	$3,082	$2,127	$771
Deferred	(700)	(837)	1,044

Total	$2,382	$1,290	$1,815

The effective tax rate differs from the statutory federal income tax rate as follows:

	(Dollars in Thousands, restated)
	2006	2005	2004
Income taxes at Current
Statutory rate of 34%	$2,554	$2,147	$1,736
Increase(decrease) from
State income tax, net of Federal tax effect	(24)	110	155
Tax-exempt income	(19)	(47)	(70)
Increase in cash surrender value of BOLI	(286)	(205)	(59)
ESOP share release	87	50	54
Stock option expense	73	26	-
Other, net	(3)	(791)	(1)

Income tax expense	$2,382	$1,290	$1,815

Effective tax rate	31.7%	20.4%	35.6%

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
Years Ended December 31, 2006, 2005 and 2004

NOTE 16 - INCOME TAXES (continued)

Deferred tax assets and liabilities were due to the following:

	December 31,
	(Dollars in Thousands, restated)
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

NOTE 17 - REGULATORY MATTERS

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 17 - REGULATORY MATTERS (continued)

Atlantic Coast Bank actual and required capital levels (in millions) and ratios were:

	Actual (restated)		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$82.2	13.9%	$47.2	8.0%	$59.0	10.0%

Tier 1 (core) capital (to risk weighted assets)	77.5	13.1%	23.6	4.0%	35.4	6.0%

Tier 1 (core) capital (to adjusted total assets)	77.5	9.3%	33.4	4.0%	41.7	5.0%

As of December 31, 2005

Total capital (to risk weighted assets)	$77.7	15.9%	$39.0	8.0%	$48.7	10.0%

Tier 1 (core) capital (to risk weighted assets)	73.3	15.0%	19.5	4.0%	29.2	6.0%

Tier 1 (core) capital (to adjusted total assets)	73.3	10.0%	29.2	4.0%	36.5	5.0%

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
Years Ended December 31, 2006, 2005 and 2004

NOTE 17 - REGULATORY MATTERS (continued)

The following is a reconciliation of Atlantic Coast Bank's equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2006 and 2005:

	(Dollars in Thousands, restated)
	2006	2005
GAAP equity	$80,110	$76,029
Intangible assets	(2,888)	(2,969)
Unrealized loss on securities available for sale	117	251
Unrealized gain on cash flow hedges	-	-
Minority interest in includable consolidated
subsidiaries including REIT	125	-
Tier 1 Capital	77,464	73,311
General allowance for loan and lease losses	4,705	4,351

Total capital	$82,169	$77,662

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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
Years Ended December 31, 2006, 2005 and 2004

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 19 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2006, 2005 and 2004 is as follows:

	(Dollars in Thousands, Except Share Information, restated)
	2006	2005	2004
Basic
Net income	$5,129	$5,025	$3,290
Weighted average common shares outstanding	14,036,595	14,548,723	10,127,604
Less: Average unallocated ESOP shares	(372,288)	(418,840)	(111,801)
Average unvested restricted stock awards	(237,283)	(130,297)	-

Average Shares	13,427,024	13,999,586	10,015,803

Basic earnings per common share	$0.38	$0.36	$0.33

Diluted
Net Income	$5,129	$5,025	$3,290
Weighted average common shares outstanding
per common share	13,427,024	13,999,586	10,015,803
Add:Dilutive effects of assumed exercise of stock options	25,695	-	-
Dilutive effects of full vesting of stock awards	105,107	20,563	-

Average shares and dilutive potential common shares	13,557,826	14,020,149	10,015,803

Diluted earnings per common share	$0.38	$0.36	$0.33

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 19 - EARNINGS PER COMMON SHARE (continued)

Stock options for 69,969 and 534,400 shares of common stock were not considered in computing diluted earnings per common share for 2006 and 2005 because they were anti-dilutive. There were no potentially dilutive securities in 2004.

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for 2006, 2005 and 2004 were as follows:

	(Dollars in Thousands, restated)
	2006	2005	2004

Unrealized holding gains and (losses)
on securities available for sale	$493	$(559)	$(217)
Less reclassification adjustments for (gains)
losses recognized in income	(163)	80	38
Net unrealized gains and (losses)	330	(479)	(179)
Tax effect	(126)	183	68
Net-of-tax amount	204	(296)	(111)

Change in fair value of derivatives used
for cash flow hedges	-	(20)	20
Less reclassification adjustments for (gains)
losses recognized in income	-	-	-
Net unrealized gains and (losses)	-	(20)	20
Tax effect	-	8	(8)
Net-of-tax amount	-	(12)	12

Other comprehensive income (loss)	$204	$(308)	$(99)

As of December 31, 2006 and 2005 accumulated other comprehensive income includes $(204,000) and $(408,000) related to net unrealized (losses) on securities available for sale.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments at year end were as follows:

	Years ended December 31,
	(Dollars in Thousands, restated)
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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED BALANCE SHEETS
December 31, 2006 and 2005

	(Dollars in Thousands, restated)
	2006	2005

Cash and cash equivalents at subsidiary	$327	$1,343
Other interest bearing deposits at subsidiary	1,200	1,800
Securities available for sale	7,522	10,283
Investment in subsidiary	80,110	76,030
Note receivable from ESOP	3,409	3,770
Other assets	2,944	629

Total assets	$95,512	$93,855

Borrowed funds	$3,268	$-
Accrued employee benefit costs	429	302
Other accrued expenses	728	635
Total stockholders'equity	91,087	92,918

Total liabilities and stockholders' equity	$95,512	$93,855

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004

	(Dollars in Thousands, restated)
	2006	2005	2004

Net interest income	$671	$866	$123
Loss on sale of securities	(43)	(80)	-
Other	23	-	-
Equity in net income of subsidiary	5,239	5,026	3,306

Total income	5,890	5,812	3,429

Total expense	761	787	139

Net income	$5,129	$5,025	$3,290

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	(Dollars in Thousands, restated)
	2006	2005	2004
Cash flow from operating activities
Net income	$5,129	$5,025	$3,290
Adjustments:
Loss on sale of securities	43	80	-
Net change in other assets	(664)	235	(766)
Net change in other liabilities	73	(241)	765
Share-based compensation expense	903	398	-
Dividends received from subsidiary	2,195	-	-
Equity in undistributed earnings of subsidiary	(5,239)	(5,026)	(3,306)
Net cash from operating activities	2,440	471	(17)

Cash flow from investing activities
Purchase of securities available for sale	(2,449)	(9,000)	(20,931)
Proceeds from maturities and repayments of
Securities available for sale	2,280	9,840	-
Proceeds from the sale of securities available for sale	3,000	9,473	-
Purchase of bank owned life insurance	(1,695)	-	-
Payments received on ESOP loan	362	370	515
Dividends on unallocated ESOP shares	(151)	-	-
Net change in other interest bearing deposits
at subsidiary	600	701	(2,501)
Capital contribution to subsidiary	-	-	(28,195)
Net cash from investing activities	1,947	11,384	(51,112)

Cash flow from financing activities
Proceeds from sale of common stock, net
of issuance costs	-	-	51,664
Advances from Atlantic Coast Bank	3,618	-	-
Issuance of restricted shares	101	-	-
Treasury stock purchased	(6,877)	(9,603)	-
Repayments of advances to Atlantic Coast Bank	(350)	-	-
Dividends paid	(1,895)	(1,494)	-
Net cash from financing activities	(5,403)	(11,097)	51,664

Net change in cash and cash equivalents	(1,016)	758	535

Cash and cash equivalents at beginning of period	1,343	585	50

Cash and cash equivalents at end of period	$327	$1,343	$585

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	(Dollars in Thousands, restated)
	Interest	Net Interest	Net		Earnings per Share
	Income	Income	Income		Basic	Diluted
2006
First quarter	$10,515	$5,237	$1,291		$.10	$.10
Second quarter	11,156	5,422	1,410.10			.10
Third quarter	12,006	5,558	1,518.11			.11
Fourth quarter	12,730	5,443	910	(1)	.07	.07

2005
First quarter	$8,443	$4,998	$1,060		$.08	$.08
Second quarter	9,219	5,112	696.05			.05
Third quarter	9,407	4,819	2,112	(2)	.15	.15
Fourth quarter	10,185	5,186	1,157.08			.08

2004
First quarter	$7,540	$4,788	$55		$-	$-
Second quarter	7,670	4,952	1,851.21			.21
Third quarter	8,095	5,095	789.09			.09
Fourth quarter	8,466	5,292	595.04			.04

(1)	The fourth quarter of 2006 was impacted by interest margin compression, an increased provision for loan losses, increased compensation expense and increased outside consulting services.

(2)	The third quarter of 2005 includes the tax benefit of the elimination of a tax-related contingent liability of $895 as discussed in Note 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10K/A, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”) ) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

1. Consolidated financial statements.

The consolidated financial statements are set forth under Item 8 of this report on Form 10-K/A.

2. Financial statement schedules.

The following information is filed as part of this Form 10-K/A and should be read should be read in conjunction with the consolidated financial statements contained in Item 8:

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

ATLANTIC COAST FEDERAL CORPORATION

Date: June 18, 2007	By:	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By: /s/ Robert J. Larison, Jr.	By: /s/ Jon C. Parker, Sr.
Robert J. Larison, Jr. President, Chief Executive Officer and Director	Jon C. Parker, Sr. Senior Vice President, Chief Administrative Officer and Director

Date: June 18, 2007	Date: June 18, 2007

By: /s/ Thomas F. Beeckler	By: /s/ Frederick D. Franklin, Jr.
Thomas F. Beeckler Director	Frederick D. Franklin, Jr. Director

Date: June 18, 2007	Date: June 18, 2007

By: /s/ Charles E. Martin, Jr.	By: /s/ W. Eric Palmer
Charles E. Martin, Jr. Director	W. Eric Palmer Director

Date: June 18, 2007	Date: June 18, 2007

By: /s/ Robert J. Smith	By: /s/ Forrest W. Sweat, Jr.
Robert J. Smith Director	Forrest W. Sweat, Jr. Director

Date: June 18, 2007	Date: June 18, 2007

By: /s/ H. Dennis Woods
H. Dennis Woods Director

Date: June 18, 2007