Form 10-Q/A
period 2007-03-31
ATLANTIC COAST FEDERAL CORP
filed 2007-06-20
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q/A Quarterly Report

Table of Contents

		Page Number
PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE		2
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

PART II. OTHER INFORMATION

Form 10-Q	Signature Page	18

Ex-31.1	Section 302 Certification of CEO	19
Ex-31.2	Section 302 Certification of CFO	20
Ex-32	Section 906 Certification of CEO and CFO	21

EXPLANATORY NOTE

Atlantic Coast Federal Corporation (the “Company”) is filing this amendment to Form 10-Q for the period ended March 31, 2007 to amend and restate financial statements and certain other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the quarters ended March 31, 2007 and March 31, 2006, previously reported on Form 10-Q. These amendments are being filed to change the Company’s accounting for certain interest rate swap derivatives designated and accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During 2004, the Company entered into two interest rate swap agreements with notional amounts totaling $15 million, of which $10 million remained outstanding as of March 31, 2007, to hedge the variability in expected future cash flows on certain floating-rate Federal Home Loan Bank ("FHLB") advances. At inception, the critical terms of these swaps were viewed as matching the critical terms of the hedged FHLB advances and, as a result, it was determined that changes in cash flows were expected to completely offset at inception and on an ongoing basis as provided under SFAS 133. Therefore, the interest rate swap agreements were deemed to be effective cash flow hedges during the first quarter of 2007 and 2006, consistent with SFAS 133.

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

EXPLANATORY NOTE (continued)

The effect this restatement had on earnings for the respective comparative periods is as follows:

	For the Quarter Ended
	March 31,	March 31,
	2007	2006
	(Dollars in Thousands)
Total interest expense	$48	$42
Noninterest income	65	321
Income tax expense	6	95
Net income	$11	$184
Earnings per common share:
Basic	$-	$0.01
Diluted	$-	$0.01

In addition, the following Items have changed: Item 1, Item 2 and Item 3. The Company has only amended certain sections of the March 31, 2007 Form 10-Q that were affected by the restatement. For additional information on the restatement see Note 1, Restatement, in the Notes to Consolidated Financial Statements of this Form 10-Q/A.

For comparative purposes all financial information has been presented in thousands of dollars unless otherwise indicated. As such, immaterial differences of + or - 1 may have occurred in order to conform to the current presentation.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2007 (unaudited) and December 31, 2006
(Dollars in Thousands, Except Share Information) (restated)

	2007	2006
ASSETS
Cash and due from financial institutions	$10,192	$10,571
Short-term interest earning deposits	37,122	30,486
Total cash and cash equivalents	47,314	41,057
Other interest earning deposits in other financial institutions	700	1,200
Securities available for sale	129,402	99,231
Real estate mortgages held for sale	8,392	4,365
Loans, net of allowance for loan losses of $4,853 at March 31, 2007 and $4,705 at December 31, 2006	642,068	639,517
Federal Home Loan Bank stock	7,988	7,948
Accrued interest receivable	3,619	3,499
Land, premises and equipment	17,365	17,610
Bank owned life insurance	21,578	21,366
Other real estate owned	932	286
Goodwill	2,661	2,661
Other assets	4,197	4,339
Total assets	$886,216	$843,079
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$43,002	$38,301
Interest-bearing demand	53,883	52,895
Savings and money market	189,406	158,229
Time	307,910	323,627
Total deposits	594,201	573,052
Securities sold under agreements to repurchase	53,500	29,000
Federal Home Loan Bank advances	142,000	144,000
Accrued expenses and other liabilities	6,564	5,940
Total liabilities	796,265	751,992
Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued of 14,813,469 at March 31, 2007 and December 31, 2006; shares outstanding of 13,672,724 at March 31, 2007 and 13,784,330 at December 31, 2006	148	148
Additional paid in capital	58,161	57,708
Unearned employee stock ownership plan (ESOP) shares of 314,226 at March 31, 2007 and 325,864 at December 31, 2006	(3,142)	(3,259)
Retained earnings	52,895	52,711
Accumulated other comprehensive income (loss)	(64)	(204)
Treasury stock, at cost, 1,140,745 shares at March 31, 2007 and 1,029,139 at December 31, 2006	(18,047)	(16,017)
Total stockholders' equity	89,951	91,087
Total liabilities and stockholders' equity	$886,216	$843,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information) (restated)
(unaudited)

	Three months ended March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$11,052	$9,407
Securities and interest-earning deposits in other financial institutions	2,204	1,108
Total interest and dividend income	13,256	10,515
Interest expense
Deposits	5,820	3,852
Federal Home Loan Bank advances	1,608	1,369
Securities sold under agreements to repurchase	475	57
Total interest expense	7,903	5,278
Net interest income	5,353	5,237
Provision for loan losses	296	76
Net interest income after provision for loan losses	5,057	5,161
Noninterest income
Service charges and fees	1,228	1,342
Gain on sale of real estate mortgages held for sale	10	3
Gain on sale of foreclosed assets	7	3
Loss on sale of securities available for sale	(8)	(177)
Commission income	74	81
Interchange fees	210	195
Bank owned life insurance earnings	211	204
Other	98	308
	1,830	1,959
Noninterest expense
Compensation and benefits	3,016	2,627
Occupancy and equipment	588	508
Data processing	335	365
Advertising	146	216
Outside professional services	631	493
Interchange charges	100	166
Collection expense and repossessed asset losses	47	83
Telephone	113	123
Other	759	653
	5,735	5,234
Income before income tax expense	1,152	1,886
Income tax expense	367	595
Net income	$785	$1,291
Earnings per common share:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10
Dividends declared per common share	$0.13	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and March 31, 2006
(Dollars in Thousands, Except Share Information) (restated)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME	STOCK	EQUITY
For the three months ended March 31, 2007
Balance at January 1, 2007	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087
ESOP shares earned, 11,638 shares		95	117				212
Stock options exercised		(6)				52	46
Management restricted stock expense		167					167
Stock options expense		179				(97)	82
Dividends declared ( $.13 per share)				(601)			(601)
Director's deferred compensation		18				(18)	-
Treasury stock purchased at cost, 105,838 shares						(1,967)	(1,967)
Comprehensive income:
Net income				785			785
Other comprehensive income (loss)					140		140
Total comprehensive income							925
Balance at March 31, 2007	$148	$58,161	$(3,142)	$52,895	$(64)	$(18,047)	$89,951
For the three months ended March 31, 2006
Balance at January 1, 2006	$148	$56,876	$(3,724)	$49,629	$(408)	($9,603)	$92,918
ESOP shares earned, 11,638 shares		53	116				169
Management restricted stock expense		145					145
Stock options expense		76					76
Dividend declared ($.09 per share)				(458)			(458)
Comprehensive income:
Net income				1,291			1,291
Other comprehensive income (loss)					(91)		(91)
Total comprehensive income							1,200
Balance at March 31, 2006	$148	$57,150	$(3,608)	$50,462	$(499)	$(9,603)	$94,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, restated)
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$785	$1,291
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	296	76
Gain on sale of real estate mortgages held for sale	(10)	(3)
Loans originated for sale	(28,932)	(235)
Proceeds from loan sales	24,915	283
Gain on sale of other real estate owned	(7)	(3)
Loss on sale of securities available for sale	8	177
Loss on disposal of equipment	117	30
ESOP compensation expense	212	169
Share-based compensation expense	249	221
Net depreciation and amortization	401	487
Net change in accrued interest receivable	(120)	(282)
Increase in cash surrender value of bank owned life insurance	(211)	(204)
Net change in other assets	57	(435)
Net change in accrued expenses and other liabilities	591	(191)
Net cash from operating activites	(1,649)	1,381
Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	4,321	4,606
Proceeds from the sales of securities available for sale	5,681	-
Purchase of securities available for sale	(39,964)	(2,059)
Loans purchased	(3,138)	(7,782)
Net change in loans	(483)	(11,421)
Expenditures on premises and equipment	(250)	(526)
Proceeds from the sale of other real estate owned	119	277
Purchase of FHLB stock	(40)	(228)
Net change in other investments	500	-
Net cash from investing activities	(33,254)	(17,133)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, restated)
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

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Dollars in Thousands, restated)
(unaudited)

NOTE 1 - RESTATEMENT

Atlantic Coast Federal Corporation (the “Company”) is filing this amendment to Form 10-Q for the period ended March 31, 2007 to amend and restate financial statements and certain other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the quarter ended March 31, 2007, previously reported on Form 10-Q. These amendments are being filed to change the Company’s accounting for certain interest rate swap derivatives designated and accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During 2004, the Company entered into two interest rate swap agreements with notional amounts totaling $15 million, of which $10 million remained outstanding as of March 31, 2007, to hedge the variability in expected future cash flows on certain floating-rate Federal Home Loan Bank ("FHLB") advances. At inception, the critical terms of these swaps were viewed as matching the critical terms of the hedged FHLB advances and, as a result, it was determined that changes in cash flows were expected to completely offset at inception and on an ongoing basis as provided under SFAS 133. Therefore, the interest rate swap agreements were deemed to be effective cash flow hedges during the first quarter of 2007 and 2006, consistent with SFAS 133.

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

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Dollars in Thousands, restated)
(unaudited)

NOTE 1 - RESTATEMENT (continued)

The effect this restatement had on the Consolidated Balance Sheet, Statement of Income and Statement of Changes in Stockholders’ Equity for the respective periods is as follows:

	March 31, 2007		December 31, 2006
Restated Consolidated Balance	As Originally	As	As Originally	As
Sheet Data:	Reported	Restated	Reported	Restated
	(Dollars in Thousands)

Other assets	$67,172	$67,432	$63,020	$63,274
Total assets	$885,956	$886,216	$842,825	$843,079
Accrued expenses and other liabilities	$6,304	$6,564	$5,686	$5,940
Total liabilities	$796,005	$796,265	$751,738	$751,992
Retained earnings	$52,470	$52,895	$52,297	$52,711
Accumulated other comprehensive income	$361	$(64)	$210	$(204)
Total stockholders' equity	$89,951	$89,951	$91,087	$91,087

	For the Quarter Ended
	March 31, 2007		March 31, 2006
	As Originally	As	As Originally	As
Selected Consolidated Statement of Income Data:	Reported	Restated	Reported	Restated
	(Dollars in Thousands)
Total interest expense	$7,855	$7,903	$5,236	$5,278
Net interest income	5,401	5,353	5,279	5,237
Net interest income
after provision for loan losses	5,105	5,057	5,203	5,161
Noninterest income	1,765	1,830	1,638	1,959
Income before income taxes	1,135	1,152	1,607	1,886
Income tax expense	361	367	500	595
Net Income	$774	$785	$1,107	$1,291
Earnings per share:
Basic	$0.06	$0.06	$0.08	$0.10
Earnings per share:
Diluted	$0.06	$0.06	$0.08	$0.10

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Dollars in Thousands, restated)
(unaudited)

NOTE 1 - RESTATEMENT (continued)

	March 31, 2007		March 31, 2006
Restated Statement of Changes in Stockholders' Equity	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Dollars in Thousands)
Balance, beginning of period	$91,087	$91,087	$92,917	$92,918
Increase attributable to net income	774	785	1,107	1,291
Increase/(decrease) attributable to changes in accumulated other comprehensive income	151	140	83	(90)
Balance, end of period	$89,951	$89,951	$94,038	$94,050

In addition, the following Notes to Consolidated Financial Statements have been restated: 2, 8 and 9.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Atlantic Coast Federal Corporation (or the “Company”) and it’s wholly owned subsidiary, Atlantic Coast Bank (the “Bank”), which was formerly known as Atlantic Coast Federal. The Company changed the name of the Bank on July 17, 2006 to better reflect the nature of the Bank’s operations. Also included in the unaudited consolidated financial statements is Atlantic Coast Holdings, Inc. (“Holdings”) a wholly owned subsidiary of the Bank, which manages and invests in certain securities, and owns 100% of the common stock and 85% of the Preferred Stock of Coastal Properties, Inc., a real estate investment trust (the “REIT”). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank, as such, the terms “Company” and “Bank” may be used interchangeably throughout this Form 10-Q.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The 2006 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Form 10-K/A, and the information contained within the March 31, 2007 10-Q as originally filed, should be read in conjunction with these statements.

For comparative purposes all financial information has been presented in thousands of dollars unless otherwise indicated. As such, immaterial differences of + or - 1 may have occurred in order to conform to the current presentation.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Dollars in Thousands, restated)
(unaudited)

NOTE 8. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2007 and 2006 were as follows:

	For the three months ended March 31,
	2007	2006
	(Dollars in Thousands, Except Share Information)
Basic
Net income	$785	$1,291
Weighted average common shares outstanding	13,754,774	14,141,350
Less: Average unallocated ESOP shares	(325,864)	(372,416)
Average unvested restricted stock awards	(227,362)	(258,469)
Average Shares	13,201,548	13,510,465
Basic earnings per common share	$0.06	$0.10
Diluted
Net Income	$785	$1,291
Weighted average common shares outstanding	13,201,548	13,510,465
Add:Dilutive effects of assumed exercise of stock options	67,125	-
Dilutive effects of full vesting of stock awards	98,278	20,563
Average shares and dilutive potential common shares	13,366,951	13,531,028
Diluted earnings per common share	$0.06	$0.10

Stock options for 8,263 and 534,400 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2007 and 2006, respectively, because they were anti-dilutive.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Dollars in Thousands, restated)
(unaudited)

NOTE 9. OTHER COMPREHENSIVE INCOME

Comprehensive income components and related taxes for the three months ended March 31, 2007 and 2006 were as follows:

	(Dollars in Thousands, restated)
	2007	2006
Unrealized holding gains and (losses) on securities available for sale	$231	$(318)
Less reclassification adjustments for (gains) losses recognized in income	8	177
Net unrealized gains and (losses)	223	(141)
Tax effect	(83)	51
Other comprehensive income	$140	$(90)

ATLANTIC COAST FEDERAL CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q/A contains forward-looking statements that are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation’s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Restatement

Atlantic Coast Federal Corporation (the “Company”) is filing this amendment to Form 10-Q for the period ended March 31, 2007, to amend and restate financial statements and certain other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the quarter ended March 31, 2007, previously reported on 10-Q. These amendments are being filed to change the Company’s accounting for certain interest rate swap derivatives designated and accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During 2004, the Company entered into two interest rate swap agreements with notional amounts totaling $15 million, of which $10 million remained outstanding as of March 31, 2007, to hedge the variability in expected future cash flows on certain floating-rate Federal Home Loan Bank ("FHLB") advances. At inception, the critical terms of these swaps were viewed as matching the critical terms of the hedged FHLB advances and, as a result, it was determined that changes in cash flows were expected to completely offset at inception and on an ongoing basis as provided under SFAS 133. Therefore, the interest rate swap agreements were deemed to be effective cash flow hedges during the first quarter of 2007 and 2006, consistent with SFAS 133.

The Company has now determined that although these swaps were economically effective, the initial assessment of matching critical terms for the interest rate swaps and the corresponding hedged FHLB advances was incorrect. In each circumstance, the interest rate swap contained an embedded written option that allowed the counterparty to terminate the interest rate swap under certain conditions, while the FHLB advance did not contain such matching terms. The Company did have the option to prepay the FHLB advances, however, it was not a contractual requirement. Since the interest rate swaps and the FHLB advances did not have absolute parity and the critical terms of the instruments did not completely match, the Company and its Audit Committee have concluded that the swap transactions did not qualify as cash flow hedges and, therefore, any fluctuations in the market value of the interest rate swaps, including any accrued interest, should have been included in other non-interest income resulting in quarterly and annual mark-to-market adjustments. As originally recorded, fluctuations in the fair value of the interest rate swaps were recorded in other comprehensive income, with accrued interest recorded as a reduction of interest expense on FHLB advances. There is no effect on cash flows or stockholders’ equity from these revisions.

For additional information on the restatement, see Note 1, Restatement in the Notes to Consolidated Financial Statements.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

General. Following is the restated summarized comparative balance sheet data as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,	Increase (decrease)
	2007	2006	Dollars	Percentage
Assets	(Dollars in Thousands)
Other assets	$58,340	$57,709	$631	1.1%
Total assets	$886,216	$843,079	$43,137	5.1%

Liabilities and Stockholders' equity
Accrued expenses and other liabilities	$6,564	$5,940	$624	10.5%
Total liabilities	$796,265	$751,992	$44,273	5.9%
Total liabilities and stockholders' equity	$886,216	$843,079	$43,137	5.1%

Following is the restated summarized comparative balance sheet data as of March 31, 2007 and December 31, 2006:

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 69 months and a weighted- average rate of 4.48% at March 31, 2007.

Stockholders’ equity. The equity to assets ratio decreased to 10.15% at March 31, 2007, from 10.81% at December 31, 2006. The decrease was primarily due to common stock repurchased under the Company’s stock repurchase plan and the rate of asset growth through March 31, 2007. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 12.6%, Tier 1 capital to risk-weighted assets was 11.8%, and Tier 1 capital to total adjusted total assets was 8.2% at March 31, 2007. These ratios as of December 31, 2006 were 13.9%, 13.1% and 9.3%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006.

General. Our net income for the three months ended March 31, 2007, was $785,000, which was a decrease of $506,000 from $1.3 million for the same period in 2006 primarily due to an increase in the provision for loan losses together with higher non-interest expenses. Net interest income increased 2.2%, or $116,000 in the first quarter of 2007, compared to the same quarter in 2006, due primarily to the growth in interest-earning assets and to a lesser extent higher interest rates, which slightly outpaced the growth in interest-bearing liabilities and the associated cost of funds. Non-interest income for the three months ended March 31, 2007 decreased by 6.6%, or $129,000, to $1.8 million as compared to $2.0 million for the same three months in 2006, due primarily to lower income from the change in the fair market value of interest rate swap agreements offset by a lower net loss on available for sale securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain restated information for the three months ended March 31, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2007			2006
	(Dollars in Thousands, restated)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
Federal Home Loan Bank advances	143,644	1,608	4.48%	129,000	1,368	4.24%
Net interest income		$5,353			$5,237
Net interest spread			2.22%			2.63%
Net interest margin (1)			2.66%			3.02%

(1) Net interest income divided by average interest-earnings assets.

Rate/Volume Analysis. The following table presents the restated dollar amount of changes in the FHLB advances and total interest-bearing liabilities as of and for the three months ended March 31, 2007 as compared to the same period in 2006.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Federal Home Loan Bank advances	161	79	240
Total interest-bearing liabilities	1,419	1,207	2,626
N et interest income	$189	$(74)	$115

Non-interest income. The restated components of non-interest income for the three months ended March 31, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Other	98	308	(210)	-68.2%
Non-interest income	$1,830	$1,959	$(129)	-6.6%

The decrease in non-interest income was primarily a result of lower swap income of $235,000 and a decrease in service charges and fees, offset by lower net losses on available for sale securities. Services charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees which more than offset the continued growth in ATM and check card overdraft fees.

Income tax expense. Restated income tax expense decreased $228,000 to $367,000 for the three months ended March 31, 2007, from $595,000 for the same period in 2006. Management anticipates that income tax expense will continue to vary as income before income taxes varies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, the Company held interest rate swaps agreements with a combined notional amount totaling $15.0 million. These interest rate swap agreements had an estimated fair market value of $667,000 at March 31, 2007. Since these interest rate swap agreements do not qualify for hedge accounting treatment, changes in the estimated fair market value and accrued interest is recorded through current period earnings in other non-interest income.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q/A

March 31, 2007

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: June 18, 2007	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief Executive Officer

Date: June 18, 2007	/s/ Dawna R. Miller
Dawna R. Miller, Senior Vice President and Chief Financial Officer