Form 10-Q
period 2007-06-30
ATLANTIC COAST FEDERAL CORP
filed 2007-08-14
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common Stock, $0.01 Par Value	13,675,025 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2007 (unaudited) and December 31, 2006
(Dollars in Thousands, Except Share Information)

	2007	2006
ASSETS
Cash and due from financial institutions	$8,129	$10,571
Short-term interest earning deposits	31,907	30,486
Total cash and cash equivalents	40,036	41,057
Other interest earning deposits in other financial institutions	-	1,200
Securities available for sale	126,857	99,231
Real estate mortgages held for sale	2,332	4,365
Loans, net of allowance for loan losses of $5,071 at June 30, 2007 and
$4,705 at December 31, 2006	668,837	639,517
Federal Home Loan Bank stock	7,988	7,948
Accrued interest receivable	3,706	3,499
Land, premises and equipment	17,225	17,610
Bank owned life insurance	21,794	21,366
Other real estate owned	1,753	286
Goodwill	2,661	2,661
Other assets	5,226	4,339

Total assets	$898,415	$843,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$42,298	$38,301
Interest-bearing demand	50,325	52,895
Savings and money market	211,284	158,229
Time	294,184	323,627
Total deposits	598,091	573,052
Securities sold under agreements to repurchase	63,500	29,000
Federal Home Loan Bank advances	142,000	144,000
Accrued expenses and other liabilities	5,727	5,940
Total liabilities	809,318	751,992

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued of 14,813,469 at June 30, 2007 and December 31, 2006; shares
outstanding of 13,676,071 at June 30, 2007 and 13,784,330 at December 31, 2006	148	148
Additional paid in capital	58,428	57,708
Unearned employee stock ownership plan (ESOP) shares of 302,588 at
June 30, 2007 and 325,864 at December 31, 2006	(3,026)	(3,259)
Retained earnings	52,882	52,711
Accumulated other comprehensive income	(1,380)	(204)
Treasury stock, at cost, 1,137,398 shares at June 30, 2007 and
1,029,139 at December 31, 2006	(17,955)	(16,017)
Total stockholders' equity	89,097	91,087

Total liabilities and stockholders' equity	$898,415	$843,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$11,481	$9,995	$22,533	$19,402
Securities and interest-earning deposits
in other financial institutions	2,285	1,161	4,489	2,268
Total interest and dividend income	13,766	11,156	27,022	21,670

Interest expense
Deposits	5,994	4,249	11,814	8,101
Federal Home Loan Bank advances	1,601	1,348	3,209	2,716
Securities sold under agreements to repurchase	633	137	1,108	195
Total interest expense	8,228	5,734	16,131	11,012

Net interest income	5,538	5,422	10,891	10,658

Provision for loan losses	509	204	805	280

Net interest income after provision for loan losses	5,029	5,218	10,086	10,378

Noninterest income
Service charges and fees	1,313	1,502	2,540	2,844
Gain on sale of real estate mortgages held for sale	5	13	15	16
Loss on sale of securities available for sale	(38)	11	(46)	(165)
Commission income	63	68	137	149
Interchange fees	233	199	443	394
Bank owned life insurance earnings	217	211	428	415
Other	266	114	371	424
	2,059	2,118	3,888	4,077

Noninterest expense
Compensation and benefits	3,154	2,617	6,170	5,244
Occupancy and equipment	603	490	1,191	997
Data processing	270	440	604	806
Advertising	150	215	296	430
Outside professional services	741	456	1,372	950
Interchange charges	93	161	193	328
Collection expense and repossessed asset losses	87	81	133	163
Telephone	113	120	227	243
Other	973	674	1,733	1,327
	6,184	5,254	11,919	10,488

Income before income tax expense	904	2,082	2,055	3,967

Income tax expense	269	672	635	1,266

Net income	$635	$1,410	$1,420	$2,701

Earnings per common share:
Basic	$0.05	$0.10	$0.11	$0.20
Diluted	$0.05	$0.10	$0.11	$0.20

Dividends declared per common share	$0.14	$0.10	$0.27	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 and June 30, 2006
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME	STOCK	EQUITY
For the six months ended June 30, 2007

Balance at January 1, 2007	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087

ESOP shares earned, 23,276 shares		196	233				429

Stock options exercised						52	52

Management restricted stock expense		221				116	337

Stock options expense		303				(139)	164

Dividends declared ( $.27 per share)				(1,249)			(1,249)

Treasury stock purchased at cost, 105,838 shares						(1,967)	(1,967)

Comprehensive income:
Net income				1,420			1,420
Other comprehensive loss					(1,176)		(1,176)
Total comprehensive income							244

Balance at June 30, 2007	$148	$58,428	$(3,026)	$52,882	$(1,380)	$(17,955)	$89,097

For the six months ended June 30, 2006

Balance at January 1, 2006	$148	$56,876	$(3,724)	$49,629	$(408)	($9,603)	$92,918

ESOP shares earned, 23,276 shares		113	233				346

Management restricted stock expense		294					294

Stock options expense		152					152

Dividend declared ($.19 per share)				(962)			(962)

Comprehensive income:
Net income				2,701			2,701
Other comprehensive loss					(352)		(352)
Total comprehensive income							2,349

Balance at June 30, 2006	$148	$57,435	$(3,491)	$51,368	$(760)	$(9,603)	$95,097

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities
Net income	$1,420	$2,701
Adjustments to reconcile net income
to net cash from operating activities:
Provision for loan losses	805	280
Gain on sale of real estate mortgages held for sale	(15)	(16)
Loans originated for sale	(48,830)	(2,248)
Proceeds from loan sales	50,876	1,209
Gain on sale of other real estate owned	(2)	1
Loss on sale of securities
available for sale	46	165
Loss on disposal of equipment	117	30
ESOP compensation expense	429	346
Share-based compensation expense	501	446
Net depreciation and amortization	925	965
Net change in accrued interest receivable	(207)	(214)
Increase in cash surrender value of bank owned life insurance	(428)	(415)
Net change in other assets	(187)	111
Net change in accrued expenses
and other liabilities	(291)	(912)
Net cash from operating activites	5,159	2,449

Cash flows from investing activities
Proceeds from maturities and payments
of securites available for sale	9,026	8,873
Proceeds from the sales of securities
available for sale	14,619	15,935
Purchase of securities available for sale	(53,197)	(22,768)
Loans purchased	(13,041)	(16,314)
Net change in loans	(19,017)	(18,099)
Expenditures on premises and equipment	(449)	(1,357)
Proceeds from the sale of other real estate owned	263	390
Purchase of FHLB stock	(40)	252
Net change in other investments	1,200	300
Net cash from investing activities	(60,636)	(32,788)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from financing activities
Net increase in deposits	$25,039	$31,722
FHLB advances	20,000	-
Proceeds from sale of securities
under agreements to repurchase	34,500	12,000
Repayment of FHLB advances	(22,000)	(10,000)
Proceeds from exercise of stock options	52	-
Treasury stock repurchased	(1,967)	-
Dividends paid	(1,168)	(872)
Net cash from financing activities	54,456	32,850

Net change in cash and cash equivalents	(1,021)	2,511

Cash and equivalents beginning of period	41,057	37,959

Cash and equivalents at end of period	$40,036	$40,470

Supplemental information:
Interest paid	$15,951	$10,779
Income taxes paid	1,520	2,207

Supplemental noncash disclosures:
Loans transferred to other real estate	$1,730	$401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The 2006 Atlantic Coast Federal Corporation consolidated financial statements, as restated to change the Company’s accounting for certain interest rate swap derivatives previously designated and accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as presented in the Company’s Form 10-K/A, should be read in conjunction with these statements.

Certain items in the June 30, 2006 Form 10-Q were reclassified/restated to conform to the current presentation.

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
June 30, 2007
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

NOTE 4. AVAILABLE FOR SALE SECURITIES

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As of June 30, 2007 gross unrealized losses on available for sale securities were $2.2 million and are largely due to the current interest rate environment relative to the interest rate of the securities. These unrealized losses are considered temporary as the fair value should return to par as the securities reach maturity.

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $63.5 million at June 30, 2007. The Company had $29.0 million of such agreements as of December 31, 2006.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase at June 30, 2007 is summarized as follows:

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

(Dollars in Thousands)
Average daily balance	$48,963
Average interest rate	4.56%
Maximum month-end balance	$63,500
Weighted average interest rate at period end	4.52%

NOTE 6. DIVIDENDS

During the second quarter of 2007, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.14 per share. The dividend was payable on July 30, 2007 for stockholders of record on July 13, 2007. Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 63.8% of the Company’s total outstanding common stock has informed the Company that it will waive receipt of the second quarter dividend on its owned shares, as was done throughout 2006.

Total dividends charged to retained earnings for the six months ended June 30, 2007 were $1,249,000.

NOTE 7. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2007 and 2006, is as follows:

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 7. EARNINGS PER COMMON SHARE (Continued)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Basic
Net income	$635	$1,410	$1,420	$2,701
Weighted average common shares outstanding	13,673,768	14,145,800	13,714,047	14,144,002
Less: Average unallocated ESOP shares	(325,864)	(372,416)	(325,864)	(372,416)
Average unvested restricted stock awards	(225,695)	(262,919)	(226,524)	(261,121)

Average Shares	13,122,209	13,510,465	13,161,659	13,510,465

Basic earnings per common share	$0.05	$0.10	$0.11	$0.20

Diluted
Net Income	$635	$1,410	$1,420	$2,701
Weighted average common shares outstanding
per common share	13,122,209	13,510,465	13,161,659	13,510,465
Add: Dilutive effects of assumed exercise of stock options	87,210	-	51,445	-
Dilutive effects of full vesting of stock awards	112,911	91,385	70,396	80,536

Average shares and dilutive potential common shares	13,322,330	13,601,850	13,283,500	13,591,001

Diluted earnings per common share	$0.05	$0.10	$0.11	$0.20

Stock options for 6,064 and 542,400 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2007 and 2006, respectively, because they were anti-dilutive.

NOTE 8. OTHER COMPREHENSIVE INCOME

Comprehensive income components and related taxes for the three and six months ended June 30, 2007 and 2006 were as follows:

	(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Unrealized holding losses
on securities available for sale	$(2,061)	$(397)	$(1,829)	$(714)
Less reclassification adjustments for (gains)
losses recognized in income	38	11	46	(165)
Net unrealized losses	(2,099)	(408)	(1,875)	(549)
Tax effect	783	148	699	197
Net-of-tax amount	(1,316)	(260)	(1,176)	(352)

Other comprehensive loss	$(1,316)	$(260)	$(1,176)	$(352)

NOTE 9 - STOCK CONVERSION

On May 7, 2007, Board of Directors of Atlantic Coast Federal, MHC (the “Mutual Holding Company”) approved a plan of conversion and reorganization to convert the Mutual Holding Company from the mutual to stock form of organization. Pursuant to the plan of conversion and reorganization, on June 28, 2007 Atlantic Coast Financial Corporation filed a registration statement with Securities and Exchange Commission. Simultaneous to the filing of the registration statement, the Company filed an Application for Conversion with the OTS. Atlantic Coast Financial Corporation is a Maryland holding company that has been formed in connection with the stock conversion of Atlantic Coast Federal, MHC.

The Mutual Holding Company is a federally chartered mutual holding company and currently owns approximately 63.8%, of the outstanding shares of common stock of the Company, which owns 100% of the issued and outstanding shares of the capital stock of Atlantic Coast Bank. Under the terms of Atlantic Coast Federal, MHC’s plan of conversion and reorganization, Atlantic Coast Federal, MHC will convert from the mutual holding company to the stock holding company corporate structure. As part of the conversion, Atlantic Coast Financial Corporation is offering for sale in a subscription offering, and possibly in a community and/or a syndicated community offering, the majority ownership interest of the Company that is currently owned by the Mutual Holding Company. Upon the completion of the conversion and offering, the Mutual Holding Company will cease to exist, and the Company will complete the transition from partial to full public stock ownership. Upon completion of the conversion, existing public stockholders of Atlantic Coast Federal Corporation will receive shares of common stock of Atlantic Coast Financial Corporation in exchange for their shares of Atlantic Coast Federal Corporation common stock in order to maintain the public stockholders’ existing percentage ownership in our organization (excluding any new shares purchased by them in the offering).

NOTE 9 - STOCK CONVERSION (Continued)

In connection with the conversion, shares of common stock of Atlantic Coast Financial Corporation, representing the ownership interest of the Mutual Holding Company, will be offered for sale to depositors of the Bank. The following persons and employee benefit plans have subscription rights to purchase shares of common stock of the new holding company in the following order of priority: (1) depositors of record as of March 31, 2006; (2) the Bank's tax qualified employee benefit plans, including the employee stock ownership plan and the 401(k) plan; (3) depositors of record as of the end of the calendar quarter preceding the commencement of the offering; and (4) depositors entitled to vote on the conversion proposal. If necessary, shares will be offered to the general public. In addition, upon completion of the conversion of the Mutual Holding Company, shares of the Company's common stock held by public stockholders will be exchanged for shares of a new corporation, which will become the Bank's new parent holding company. As a result of the conversion and offering, the Mutual Holding Company and Company will cease to exist.

The conversion is subject to approval by the Office of Thrift Supervision as well as approval by the Mutual Holding Company's members (depositors of the Bank) and the Company's stockholders. Proxy materials setting forth information relating to the conversion and offering will be sent to the members of the Mutual Holding Company and stockholders of the Company for their consideration. The offering will be made only by means of a prospectus in accordance with federal law and all applicable state securities laws.

On August 13, 2007 the Company announced that Atlantic Coast Financial Corporation has temporarily postponed its planned stock offering as a result of current market conditions. Atlantic Coast Financial Corporation is a Maryland holding company that has been formed to become the new holding company of Atlantic Coast Bank in connection with the mutual-to-stock conversion of Atlantic Coast Federal, MHC. The conversion is expected to be completed in the fourth quarter of 2007 or the first quarter of 2008.

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

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of goodwill. Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

Management believes that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term as a result of significant changes in individual borrower circumstances on larger balance loans. The allowance for loan losses was $5.1 million at June 30, 2007, and $4.6 million at June 30, 2006. The provision for loan loss expense was $805,000 for the six months ended June 30, 2007, and $280,000 for the same period in 2006. The lower provision for loan losses in the first six months of 2006 reflected an improvement in asset quality resulting from the collection of a large commercial loan previously classified as impaired and the reversal of the associated reserve, along with the positive impact of credit improvements on several other loans. Management believes the current-year provision for loan losses is more indicative of a normalized level based on the overall credit quality of the portfolio at the end of the second quarter of 2007.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. On a monthly basis, the Company adjusts the carrying value of the securities to fair value based on third-party market quotes. Other comprehensive loss resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $1.3 million and $352,000 for the six months ended June 30, 2007 and 2006, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability of such assets by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $2.7 million as of June 30, 2007; therefore, if goodwill was determined to be impaired, the financial results could be materially impacted.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

General. Annualized asset growth at June 30, 2007 as compared to December 31, 2006 was approximately 13%. Loan growth slightly outpaced deposit growth, as the Bank continues to offer competitive rates within its geographic market. Prepayments decreased 28% in the three months ended June 30, 2007 as compared to the three months ended March 31, 2007, but were still above 2006 levels. Loan growth was slightly higher for the three months ended June 30, 2007 as compared to the three months ended March 31, 2007, which when combined with lower prepayment activity and the purchase of $13.9 million in loans, resulted in nearly 5% loan growth overall. As part of its ongoing asset and liability management strategy, the Company continued to leverage its growth in securities available for sale to take advantage of favorable interest rate spreads and to reduce our exposure to interest rate risk.

Following is a summarized comparative balance sheet as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,	Increase (decrease)
	2007	2006	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$40,036	$41,057	$(1,021)	-2.5%
Other interest earning investments	-	1,200	(1,200)	-100.0%
Securitites available for sale	126,857	99,231	27,626	27.8%
Loans	673,908	644,222	29,686	4.6%
Allowance for loan losses	(5,071)	(4,705)	(366)	7.8%
Loans, net	668,837	639,517	29,320	4.6%
Loans held for sale	2,332	4,365	(2,033)	-46.6%
Other assets	60,353	57,709	2,644	4.6%
Total assets	$898,415	$843,079	$55,336	6.6%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing	$42,298	$38,301	$3,997	10.4%
Interest bearing transaction accounts	50,325	52,895	(2,570)	-4.9%
Savings and money market	211,284	158,229	53,055	33.5%
Time	294,184	323,627	(29,443)	-9.1%
Total deposits	598,091	573,052	25,039	4.4%
Federal Home Loan Bank advances	142,000	144,000	(2,000)	-1.4%
Securities sold under agreements to repurchase	63,500	29,000	34,500	119.0%
Accrued expenses and other liabilities	5,727	5,940	(213)	-3.6%
Total liabilities	809,318	751,992	57,326	7.6%
Stockholders' equity	89,097	91,087	(1,990)	-2.2%
Total liabilities and stockholders' equity	$898,415	$843,079	$55,336	6.6%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy.

Securities available for sale. Securities available for sale are composed principally of debt securities of U.S. Government-sponsored organizations and mortgage-backed securities. In the near-term we expect the composition of our investment portfolio to continue to be heavily weighted in these types of securities. During the six months ended June 30, 2007, the Company purchased $53.1 million of investment securities, increasing the investment balance by approximately $27.6 million to $126.9 million, net of maturities and sales of $25.5 million at June 30, 2007.

Loans. Following is a comparative composition of net loans as of June 30, 2007 and December 31, 2006:

	June 30, 2007	% of total loans	December 31, 2006	% of total loans
Real estate loans:	(Dollars In Thousands)
One-to-four family	$349,412	52.1%	$334,000	52.2%
Commercial	69,390	10.4%	60,912	9.5%
Other ( Land & Multifamily)	39,587	5.9%	34,446	5.4%
Total real estate loans	458,389	68.4%	429,358	67.1%

Construction loans:
One-to-four family	18,742	2.8%	32,467	5.1%
Commercial	13,040	1.9%	2,862	0.4%
Acquisition and development	3,453	0.5%	2,103	0.3%
Total real estate construction loans	35,235	5.3%	37,432	5.8%

Other loans:
Home equity	97,306	14.5%	91,062	14.2%
Consumer	63,662	9.5%	63,630	9.9%
Commercial	15,577	2.3%	19,044	3.0%
Total other loans	176,545	26.3%	173,736	27.1%

Total loans	670,169	100%	640,526	100%

Allowance for loan losses	(5,071)		(4,705)
Net deferred loan costs	3,476		3,348
Premiums on purchased loans	263		348

Loans, net	$668,837		$639,517

The composition of our net loan portfolio is heavily weighted in loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 66% of our loans invested in those types of loans at both June 30, 2007, and December 31, 2006. As of June 30, 2007 our one- to four-family residential mortgages, as a percentage of total loans, was virtually flat compared to the year-end 2006 balance. Growth in the first mortgage loan portfolio has been negatively impacted by a slowing in residential real estate sales activity in the Bank’s markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate activity in the northeast Florida markets, as well as in Florida in general. As a result of these factors, management believes that growth in one- to four-family residential mortgages will be slow to moderate in the near term. As of June 30, 2007, the Company purchased $13.0 million of variable-rate one- to four-family residential loans, to supplement our internal loan originations. Depending on liquidity, earning needs, and the availability of high quality loans, management expects to continue to purchase adjustable rate one- to four-family residential mortgage loans to supplement our internal loan originations.

Total loan production of $104.4 million during the six months ended June 30, 2007 was derived from a diversified array of loan products including first mortgages, consumer, home equity, commercial, construction and other loans. The interest rate terms for most of these loan products are indexed to various indices, including the current prime rate and, as such, tend to have more favorable interest margins as compared to our cost of funds. Given the current interest rate environment, the Company expects to continue in the near term to focus its lending efforts on floating rate loan products.

Allowance for loan losses. Our allowance for loan losses was 0.75% and 0.73% of total loans outstanding at June 30, 2007 and December 31, 2006, respectively. Allowance for loan losses activity for the six months ended June 30, 2007 and 2006 was as follows:

	At June 30,	At June 30,
	2007	2006
	(Dollars in Thousands)

Beginning balance	$4,705	$4,587
Loans charged-off	(950)	(668)
Recoveries	511	420
Net charge-offs	(439)	(248)

Provision for loan losses	805	280

Ending balance	$5,071	$4,619

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. Given the geographic concentration of the Company’s residential single-family loan portfolio in the northeast Florida and southeast Georgia market, overall credit quality continues to be strong relative to the southeast region and national markets in general. The stability of the residential real estate market is considered in management’s estimate of loan losses, as are the types of loan products within its portfolio. Moreover, the Company does not originate or purchase sub-prime loans for its portfolio.

Non-performing loans totaled $3.1 million, constant at 0.47% of total loans, at both June 30, 2007, and December 31, 2006, and total impaired loans increased to $2.2 million at June 30, 2007 from $2.0 million at December 31, 2006. The total allowance allocated for impaired loans was $593,000 at June 30, 2007 and $572,000 as of December 31, 2006. As of June 30, 2007, and December 31, 2006, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of June 30, 2007, and December 31, 2006. Non-performing loans, excluding small balance homogeneous loans, were $1.0 and $1.1 million at June 30, 2007 and December 31, 2006, and all such non-performing loans were also reported as impaired loans.

Deposits. Savings and money market deposit account balances increased at June 30, 2007 from December 31, 2006 due primarily to a carryover into 2007 of the attractive pricing being offered on the Company’s money market accounts. The Company increased deposit rates in 2006 in response to competition within its market, to both protect and grow deposit balances and fund loan growth.

Securities sold under agreements to repurchase. Historically, the Company has only utilized advances from the Federal Home Loan Bank of Atlanta (“FHLB”) or broker originated certificates of deposit as an alternative to deposits for funding its lending and investment activities. While we expect FHLB advances to continue to be a significant source of funds in the future, during 2006, the Company initiated its first financing arrangement involving the sale of securities under an agreement to repurchase to take advantage of favorable interest rates relative to deposits with comparable maturities.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $63.5 million at June 30, 2007. The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future. Upon conversion, each agreement may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. As of June 30, 2007, the weighted average rate of the agreements was 4.52%.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 74 months and a weighted-average rate of 4.39% at June 30, 2007. The decrease in FHLB borrowings at June 30, 2007 as compared to December 31, 2006 was due to the maturity of $22.0 million of advances and additional borrowings of $20.0 million. The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ equity. Stockholders’ equity decreased to approximately $89.1 million at June 30, 2007 from $91.1 million at December 31, 2006 primarily because of cash dividends and share repurchases. In June 2007, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.14 per share. The dividend was payable on July 30, 2007, for stockholders of record on July 13, 2007. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 63.8% of the Company’s total outstanding stock, has informed the Company that it will waive receipt of the first and second quarter dividend on its owned shares. Total dividends for the six months ended June 30, 2007 charged to stockholders’ equity was approximately $1.2 million, and approximately $2.4 million of dividend payments were waived by Atlantic Coast Federal, MHC. We expect Atlantic Coast Federal, MHC to waive receipt of payment on future dividends for its owned shares.

In September 2006 the Company’s Board of Directors approved a new repurchase plan to permit the Company to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. Since the approval of the new stock repurchase plan the Company repurchased approximately 295,000 shares at an average price of $18.16 per share, including approximately 106,000 shares repurchased at an average price of $18.59 during the six months ended June 30, 2007.

The equity to assets ratio decreased to 9.9% at June 30, 2007, from 10.8% at December 31, 2006. The decrease was primarily due to common stock repurchased under the Company’s stock repurchase plan, the change in the fair market value of available-for-sale securities, and the rate of asset growth through June 30, 2007. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 12.6%, Tier 1 capital to risk-weighted assets was 11.9%, and Tier 1 capital to total adjusted total assets was 8.2% at June 30, 2007. These ratios as of December 31, 2006 were 13.8%, 13.1% and 9.3%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006.

General. Our net income for the three months ended June 30, 2007, was $635,000, which was a decrease of $775,000 from $1.4 million for the same period in 2006 primarily due to an increase in the provision for loan losses together with higher non-interest expenses. Net interest income increased 2.1%, or $116,000 in the second quarter of 2007, compared to the same quarter in 2006, due primarily to the growth in interest-earning assets and to a lesser extent higher interest rates, which slightly outpaced the growth in interest-bearing liabilities and the associated cost of funds. Non-interest income for the three months ended June 30, 2007 was unchanged at $2.1 million as compared to the same three months in 2006. Non-interest expense grew $930,000, or 17.7%, to $6.2 million for the three months ended June 30, 2007, from $5.3 million for the same quarter in 2006.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended June 30, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$658,023	$11,481	6.98%	$610,060	$9,995	6.55%
Securites(2)	129,972	1,745	5.37%	68,536	763	4.45%
Other interest-earning assets(3)	39,357	540	5.49%	30,690	398	5.19%
Total interest-earning assets	827,352	13,766	6.65%	709,286	11,156	6.30%
Non-interest earning assets	58,951			55,146
Total assets	$886,303			$764,432

INTEREST-BEARING LIABILITIES
Savings deposits	$41,230	$39	0.38%	$52,072	$51	0.39%
Interest bearing demand accounts	52,250	398	3.05%	57,219	341	2.38%
Money market accounts	158,179	1,828	4.62%	71,923	651	3.62%
Time deposits	299,444	3,730	4.98%	307,081	3,206	4.18%
Federal Home Loan Bank advances	142,000	1,600	4.51%	123,011	1,348	4.38%
Securities sold under agreements to repurchase	55,698	633	4.55%	12,000	137	4.57%
Total interest-bearing liabilities	748,801	8,228	4.40%	623,306	5,734	3.68%
Non-interest bearing liabilities	46,218			47,397
Total liabilities	795,019			670,703
Stockholders' equity	91,284			93,729
Total liabilities and stockholders' equity	$886,303			$764,432

Net interest income		$5,538			$5,422
Net interest spread			2.25%			2.62%
Net earning assets	$78,551			$85,980
Net interest margin(4)			2.68%			3.06%
Average interest-earning assets to average interest-bearing liabilities		110.49%			113.79%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended June 30, 2007 as compared to the same period in 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$814	$672	$1,486
Securities	798	183	981
Other interest-earning assets	118	25	143
Total interest-earning assets	1,730	880	2,610

INTEREST-BEARING LIABILITIES
Savings deposits	(10)	(3)	(13)
Interest bearing demand accounts	(32)	88	56
Money market accounts	956	221	1,177
Time deposits	(81)	606	525
Federal Home Loan Bank advances	213	40	253
Securities sold under agreements to repurchase	497	(1)	496
Total interest-bearing liabilities	1,543	951	2,494

Net interest income	$187	$(71)	$116

Interest income. As shown in the table above the majority of the increase in interest income for the three months ended June 30, 2007, as compared to the same period in 2006, was attributed to growth in average outstanding interest-earning assets, although the rate on interest-earning assets also was a contributing factor. Loans accounted for approximately 57% of the interest income growth, or $1.5 million for the quarter ended June 30, 2007, as compared to the same quarter in 2006. The increased interest income from loans was due nearly equally to increased average outstanding balances and the yield earned on the loans balances as a result of growth in loans indexed to the prime rate. As discussed above in “Comparison of Financial Condition at June 30, 2007 and December 31, 2006 - Loans,” the flattening of the yield curve over the last 12 months and a softening in residential real estate sales has led the Company to increase its emphasis on floating rate interest-based loans, such as home equity lending, adjustable-rate first mortgages, construction loans and commercial real estate loans.

The growth in interest income from investment securities and other interest-earning assets for the quarter ended June 30, 2007, as compared to the same quarter in 2006 was mainly due to higher average balances as the Company continued to leverage its growth in securities available for sale to take advantage of favorable interest rate spreads and to reduce our exposure to interest rate risk. In addition yields on these assets have consistently tracked upward with increases to short-term interest rates.

Management expects interest income will increase as average interest-earning assets and interest rates on such assets increase. Growth in interest earnings assets is partly dependent on funding from deposit growth in existing markets as well as from new branches opened in the second-half of 2006. Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of higher interest-earning assets.

Interest expense. The increase in interest expense for the three months ended June 30, 2007, as compared to the same period in 2006, was largely due to growth in average outstanding balances of interest-bearing deposit accounts, as well as higher cost of funds quarter to quarter of approximately 72 basis points. In order to fund loan growth and maintain deposit market share, the Company has continued to pay attractive interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances also increased for the second quarter of 2007 as compared to the same quarter of 2006, as new advances have generally been at higher rates due to the increase in short-term rates during the second quarter of 2006. Given the current rate environment, and the intense competition for deposits in our market, management does not expect interest rates paid on deposits to decline in the near term.

Net interest income. Net interest income increased during the three months ended June 30, 2007, as compared to the same period in 2006, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans and overall steady growth in average outstanding balances has enabled the Company to increase the overall yield of the loan portfolio. In addition, yields on securities have increased as short-term interest rates have tracked upward. However, net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased 37 basis points for the second quarter of 2007 as compared to the same quarter in 2006. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets decreased 38 basis points.

Our rapid loan growth which began during 2004, primarily in adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, increases in market interest rates do not generally result in immediate increases in interest rate yields. Given the delay in ARM product re-pricing to changes in market rates, a lending environment characterized by a flat yield curve combined with the fact that 41% of our loan portfolio is comprised of longer-term fixed rate one- to four-family residential loans, management believes the yield curve will continue to put pressure on net interest margin for the remainder of 2007, but does not expect the situation to worsen significantly. However, management also expects interest income to grow as the Company continues to emphasize loan growth in home equity, construction and commercial loans.

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

Based on management’s evaluation of these factors, provisions of $509,000 and $204,000 were made during the three months ended June 30, 2007 and 2006, respectively. The year-over-year change was primarily due to growth in the Company’s loan portfolio. Net charge-offs for the quarter ended June 30, 2007, were $292,000. By comparison, net charge-offs for the same three months in 2006 were $93,000. The increase in net charge-offs was due primarily to the write-down and reclassification of previously impaired residential construction loans to other real estate owned during the quarter ended June 30, 2007.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2007, is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended June 30, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,313	$1,502	$(189)	-12.6%
Net loss on available for sale securities	(38)	11	(49)	-445.5%
Gain on sale of real estate mortgages
held for sale	5	13	(8)	-61.5%
Commission income	63	68	(5)	-7.4%
Interchange fees	233	199	34	17.1%
Bank owned life insurance earnings	217	211	6	2.8%
Other	266	114	152	133.3%
Total	$2,059	$2,118	$(59)	-2.8%

The decrease in non-interest income was due primarily to a decline in service charges and fees offset by the increase in fair market value of interest rate swaps recorded in other non-interest income. Services charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees which more than offset the continued growth in ATM and check card overdraft fees.

Non-interest expense. The components of non-interest expense for the three months ended June 30, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,154	$2,617	$537	20.5%
Occupancy and equipment	603	490	113	23.1%
Data processing	270	440	(170)	-38.6%
Advertising	150	215	(65)	-30.2%
Outside professional services	741	456	285	62.5%
Interchange charges	93	161	(68)	-42.2%
Collection expense and repossessed
asset losses	87	81	6	7.4%
Telephone	113	120	(7)	-5.8%
Other	973	674	299	44.4%
Total	$6,184	$5,254	$930	17.7%

Nearly 57% of the increase to compensation and benefit expense for the three months ended June 30, 2007, as compared to the same period in 2006, was due to increased salaries. This increase reflected higher salaries for regular annual salary increases, new executive additions, personnel costs associated with a new branch opened in Jacksonville in the fall of 2006, and the expansion of the Company's private banking activities. It also reflected higher legal and accounting fees related to the recent restatement of financial results and filings of amended reports with the Securities and Exchange Commission on Form 10-K/A for 2006 and Form 10-Q/A for the first quarter of 2007 to correct the accounting treatment for two interest rate swap agreements, as well as increased legal fees for newly required executive compensation disclosures that were implemented in the Company's most recent proxy statement. Occupancy costs also rose due to the opening of the new branch, as did Federal Deposit Insurance Corporation premiums due to an increase in the assessment rate and a change in the timing of assessments. These higher costs were offset to some extent by lower data processing costs and advertising expenses. In the near term, we expect that non-interest expenses will continue to put pressure on earnings as management continues to align the Company’s operations and organizational structure to meet its strategic growth and profitability objectives.

Income tax expense. Income tax expense decreased $403,000 to $269,000 for the three months ended June 30, 2007, from $672,000 for the same period in 2006 due to a decrease in net income. Management anticipates that income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006.

General. Our net income for the six months ended June 30, 2007, was $1.4 million, which was a decrease of $1.3 million from $2.7 million for the same period in 2006 primarily due to an increase in the provision for loan losses together with higher non-interest expenses. Net interest income increased 2.2%, or $232,000 for the six months ended June 30, 2007, compared to the same period in 2006, due primarily to the growth in interest-earning assets and to a lesser extent higher interest rates, which slightly outpaced the growth in interest-bearing liabilities and the associated cost of funds. Non-interest income for the six months ended June 30, 2007 decreased by 4.6%, or $189,000, to $3.9 million as compared to $4.1 million for the same six months in 2006, due primarily to lower transactional based service charges and fees. Non-interest expense grew $1.4 million, or 13.7%, to $11.9 million for the six months ended June 30, 2007, from $10.5 million for the same period in 2006 due to increased compensation and benefit costs and other non-interest costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the six months ended June 30, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the six months ended June 30,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$648,712	$22,533	6.95%	$600,179	$19,402	6.47%
Securites(2)	121,172	3,232	5.33%	69,990	1,500	4.29%
Other interest-earning assets(3)	46,711	1,257	5.38%	31,222	768	4.92%
Total interest-earning assets	816,595	27,022	6.62%	701,391	21,670	6.18%
Non-interest earning assets	58,775			57,799
Total assets	$875,370			$759,190

INTEREST-BEARING LIABILITIES
Savings deposits	$41,531	$83	0.40%	$52,596	$105	0.40%
Interest bearing demand accounts	51,649	788	3.05%	66,326	800	2.41%
Money market accounts	144,651	3,325	4.60%	60,813	1,035	3.40%
Time deposits	308,055	7,618	4.95%	304,118	6,161	4.05%
Federal Home Loan Bank advances	142,822	3,209	4.49%	126,005	2,717	4.31%
Securities sold under agreements to repurchase	48,963	1,108	4.53%	8,517	194	4.56%
Total interest-bearing liabilities	737,671	16,131	4.37%	618,375	11,012	3.56%
Non-interest bearing liabilities	46,379			46,821
Total liabilities	784,050			665,196
Stockholders' equity	91,320			93,994
Total liabilities and stockholders' equity	$875,370			$759,190

Net interest income		$10,891			$10,658
Net interest spread			2.24%			2.62%
Net earning assets	$78,924			$83,016
Net interest margin(4)			2.67%			3.04%
Average interest-earning assets to average interest-bearing liabilities		110.70%			113.42%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield

(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.

(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.

(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the six months ended June 30, 2007 as compared to the same period in 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$1,630	$1,501	$3,131
Securities	1,298	434	1,732
Other interest-earning assets	411	78	489
Total interest-earning assets	3,339	2,013	5,352

INTEREST-BEARING LIABILITIES
Savings deposits	(22)	-	(22)
Interest bearing demand accounts	(198)	186	(12)
Money market accounts	1,826	465	2,291
Time deposits	81	1,376	1,457
Federal Home Loan Bank advances	374	118	492
Securities sold under agreements to repurchase	915	(2)	913
Total interest-bearing liabilities	2,976	2,143	5,119

Net interest income	$363	$(130)	$233

Interest income. As shown in the table above the majority of the increase in interest income for the six months ended June 30, 2007, as compared to the same period in 2006, was attributed to growth in average outstanding interest-earning assets, although the rate on interest-earning assets also was a contributing factor. Loans accounted for approximately 58% of the interest income growth, or $3.1 million for the six months ended June 30, 2007, as compared to the same period in 2006. The increased interest income from loans was due nearly equally to increased average outstanding balances and the yield earned on the loans balances as a result of growth in loans indexed to the prime rate. As discussed above in “Comparison of Financial Condition at June 30, 2007 and December 31, 2006 - Loans,” the flattening of the yield curve over the last 12 months and a softening in residential real estate sales has led the Company to increase its emphasis on floating rate interest-based loans, such as home equity lending, adjustable-rate first mortgages, construction loans and commercial real estate loans. The growth in average outstanding balances of home equity loans, adjustable-rate first mortgages, construction loans and commercial real estate loans for the six months ended June 30, 2007, as compared to the same period in 2006, accounted for approximately 44%, or $21.5 million of the total $48.5 million in average loan growth. During the same periods, the prime rate increased 100 basis points from 7.25% to 8.25%.

The growth in interest income from investment securities and other interest-earning assets for the six ended June 30, 2007, as compared to the same period in 2006 was mainly due to higher average balances as the Company continued to leverage its growth in securities available for sale to take advantage of favorable interest rate spreads and to reduce our exposure to interest rate risk. In addition yields on these assets have consistently tracked upward with increases to short-term interest rates.

Management expects interest income will increase as average interest-earning assets and interest rates on such assets increase. Growth in interest earnings assets is partly dependent on funding from deposit growth in existing markets as well as from new branches opened in the second-half of 2006. Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of higher interest-earning assets.

Interest expense. The increase in interest expense for the six months ended June 30, 2007, as compared to the same period in 2006, was largely due to growth in average outstanding balances of interest-bearing deposit accounts, as well as higher cost of funds period to period of approximately 81 basis points. In order to fund loan growth and maintain deposit market share, the Company has continued to pay attractive interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances remained relatively flat for the six months ended June 30, 2007 as compared to the same period in 2006, as new advances have generally had longer maturities and, therefore, we have benefited from the flattening of the yield curve. Given the current rate environment, and the intense competition for deposits in our market, management does not expect interest rates paid on deposits to decline in the near term.

Net interest income. Net interest income increased during the six months ended June 30, 2007, as compared to the same period in 2006, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans and overall steady growth in average outstanding balances has enabled the Company to increase the overall yield of the loan portfolio. In addition, yields on securities have increased as short-term interest rates have tracked upward. However, net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased 38 basis points for the six months ended June 30, 2007 as compared to the same period in 2006. For the same comparative periods, our net interest margin, which is net interest income, expressed as a percentage of our average interest earning assets decreased37 basis points.

Our rapid loan growth which began during 2004, primarily in adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, increases in market interest rates do not generally result in immediate increases in interest rate yields. Given the delay in ARM product re-pricing to changes in market rates, a lending environment characterized by a flat yield curve combined with the fact that 41% of our loan portfolio is comprised of longer-term fixed rate one- to four-family residential loans, management believes the yield curve will continue to put pressure on net interest margin for the rest of 2007, but does not expect the situation to worsen significantly. However, management also expects interest income to grow as the Company continues to emphasize loan growth in home equity, construction and commercial loans.

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

Based on management’s evaluation of these factors, provisions of $805,000 and $280,000 were made during the six months ended June 30, 2007 and 2006, respectively. The year-over-year change was primarily due to the collection of a large commercial loan previously classified as impaired and the reversal of the associated reserve, along with the positive impact of credit improvements on several other loans during the first quarter of 2006, and to a lesser extent growth in the Company’s loan portfolio. Net charge-offs for the six months ended June 30, 2007, were $439,000. By comparison, net charge-offs for the same six months in 2006 were $248,000. The increase in net charge-offs was due primarily to the write-down and reclassification of previously impaired residential construction loans to other real estate owned during the quarter ended June 30, 2007.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2007, is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio.

Non-interest income. The components of non-interest income for the six months ended June 30, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,540	$2,844	$(304)	-10.7%
Net loss on available for sale securities	(46)	(165)	119	-72.1%
Gain on sale of real estate mortgages
held for sale	15	16	(1)	-6.3%
Commission income	137	149	(12)	-8.1%
Interchange fees	443	394	49	12.4%
Bank owned life insurance earnings	428	415	13	3.1%
Other	371	424	(53)	-12.5%
Total	$3,888	$4,077	$(189)	-4.6%

The decrease in non-interest income, primarily as a result of a decrease in service charges and fees, was offset by lower net losses on available for sale securities. Services charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees which more than offset the continued growth in ATM and check card overdraft fees.

Non-interest expense. The components of non-interest expense for the six months ended June 30, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$6,170	$5,244	$926	17.7%
Occupancy and equipment	1,191	997	194	19.5%
Data processing	604	806	(202)	-25.1%
Advertising	296	430	(134)	-31.2%
Outside professional services	1,372	950	422	44.4%
Interchange charges	193	328	(135)	-41.2%
Collection expense and repossessed
asset losses	133	163	(30)	-18.4%
Telephone	227	243	(16)	-6.6%
Other	1,733	1,327	406	30.6%
Total	$11,919	$10,488	$1,431	13.6%

Approximately 59% of the increase to compensation and benefit expense for the six months ended June 30, 2007, as compared to the same period in 2006, was due to increased salaries. This increase reflected higher salaries for regular annual salary increases, new executive additions, personnel costs associated with a new branch opened in Jacksonville in the fall of 2006, and the expansion of the Company's private banking activities. It also reflected higher legal and accounting fees related to the recent restatement of financial results and filings of amended reports with the Securities and Exchange Commission on Form 10-K/A for 2006 and Form 10-Q/A for the first quarter of 2007 to correct the accounting treatment for two interest rate swap agreements, as well as increased legal fees for newly required executive compensation disclosures that were implemented in the Company's most recent proxy statement. Occupancy costs also rose due to the opening of the new branch, as did Federal Deposit Insurance Corporation premiums due to an increase in the assessment rate and a change in the timing of assessments. These higher costs were offset to some extent by lower data processing costs and advertising expenses. In the near term, we expect that non-interest expenses will continue to put pressure on earnings as management continues to align the Company’s operations and organizational structure to meet its strategic growth and profitability objectives.

Income tax expense. Income tax expense decreased $631,000 to $635,000 for the six months ended June 30, 2007, from $1.3 million for the same period in 2006 due to a decrease in net income. Management anticipates that income tax expense will continue to vary as income before income taxes varies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee (“ALCO”).

The purpose of ALCO is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. ALCO establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

ALCO generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations. The committee recommends appropriate strategy changes based on this review. ALCO is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon. The EVE, considering the assumed changes in interest rates as of June 30, 2007, is as follows:

	Economic Value of Equity
	and Duration of Assets and Liabilities at June 30, 2007
	Change in Interest Rate
	(Dollars in Thousands)
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	2.20	2.20	2.25	2.59	2.58	2.58
Duration of liabilities(1)	2.51	2.51	2.51	2.01	2.01	2.13
Differential in duration	-0.31	-0.31	-0.26	0.57	0.57	0.45

Amount of change in Economic Value of Equity(2)	$(8,526)	$(5,684)	$(2,371)	$(5,223)	$(10,235)	$(12,134)
Percentage change in Economic Value of Equity(2)	-9.05%	-6.04%	-2.52%	-5.55%	-10.87%	-12.89%

(1)	Expressed as number of years before asset/liability reprices to achieve stated rate of interest rate increase.

(2)	Represents the cumulative five year pre-tax impact on the Company’s equity due to increased or (decreased) net interest margin.

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

We believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal Corporation manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one- to four-family real estate loans. Also, to a limited degree, management has utilized interest rate swap agreements as a part of our asset/liability management strategy to mitigate the impact to our net interest margin of sudden and unplanned interest rate changes... As of June 30, 2007, the Company held interest rate swap agreements with a notional amount of $15 million and a fair value of approximately $836,000, which do not qualify for hedge accounting treatment. Finally, Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

June 30, 2007

Part II - Other Information

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A. Risk Factors

Our non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. Our efficiency ratio has been affected by our efforts to expand our branch network and the corresponding infrastructure, as well as by the inverted yield curve, which affects our ability to originate loans with interest rates sufficiently in excess of our deposit and borrowing costs. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2006 and 2005, our efficiency ratios were 73.1% and 69.9%, respectively. Generally, this means that we spent $0.73 and $0.70 during 2006 and 2005 to generate $1.00 of income. This reflects a trend where our efficiency ratio has deteriorated from 63.5% to 73.1% for the five-year period ended December 31, 2006. For the six months ended June 30, 2007 and 2006, our efficiency ratio was 80.6% and 71.2% respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s common stock repurchase plan that was approved by the Company’s Board of Directors on September 1, 2006. The purpose of the stock repurchase plan was to replace shares issued to key employees and outside directors under the Company’s Recognition Plan. Stock repurchased under this plan will be held as Treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2007 through April 30, 2007	-	-	-	182,646

May 1, 2007 through May 31, 2007	-	-	-	182,646

June 1, 2007 through June 30, 2007	-	-	-	182,646

Total	-	$-	-	182,646

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual Stockholders’ Meeting (the “Meeting”) held on May 18, 2007, all nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

	For	Withheld
Charles E. Martin, Jr.	12,659,209	34,496
Thomas F. Beeckler	12,649,085	44,620
Forrest W. Sweat, Jr.	12,660,096	33,609

Also at the Meeting, the stockholders ratified the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm for Atlantic Coast Federal Corporation for the fiscal year ending December 31, 2007. The votes cast for and against and the number of abstentions was as follows:

For	Against	Abstain	Broker Non-vote	Withheld
12,685,907	1,840	5,958	0	0

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

June 30, 2007

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION (Registrant)

Date: August 14, 2007	/s/ Robert J. Larison, Jr
Robert J. Larison, Jr., President and Chief Executive Officer

Date: August 14, 2007	/s/ Dawna R. Miller
Dawna R. Miller, Senior Vice President and Chief Financial Officer