Form 10-Q
period 2007-09-30
ATLANTIC COAST FEDERAL CORP
filed 2007-11-14
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007
Common Stock, $0.01 Par Value	13,675,825 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2007 (unaudited) and December 31, 2006
(Dollars in Thousands, Except Share Information)

	2007	2006
ASSETS
Cash and due from financial institutions	$7,556	$10,571
Short-term interest earning deposits	42,347	30,486
Total cash and cash equivalents	49,903	41,057
Other interest earning deposits in other financial institutions	-	1,200
Securities available for sale	133,681	99,231
Real estate mortgages held for sale	1,228	4,365
Loans, net of allowance for loan losses of $5,802 at September 30, 2007 and $4,705 at December 31, 2006	669,225	639,517
Federal Home Loan Bank stock	8,528	7,948
Accrued interest receivable	3,862	3,499
Land, premises and equipment	17,006	17,610
Bank owned life insurance	22,005	21,366
Other real estate owned	1,643	286
Goodwill	2,661	2,661
Other assets	6,006	4,339

Total assets	$915,748	$843,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$41,468	$38,301
Interest-bearing demand	49,633	52,895
Savings and money market	209,286	158,229
Time	297,626	323,627
Total deposits	598,013	573,052
Securities sold under agreements to repurchase	63,500	29,000
Federal Home Loan Bank advances	156,000	144,000
Accrued expenses and other liabilities	7,442	5,940
Total liabilities	824,955	751,992

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued of 14,813,469 at September 30, 2007 and December 31, 2006; shares outstanding of 13,675,825 at September 30, 2007 and 13,784,330 at December 31, 2006	148	148
Additional paid in capital	58,806	57,708
Unearned employee stock ownership plan (ESOP) shares of 290,950 at September 30, 2007 and 325,864 at December 31, 2006	(2,910)	(3,259)
Retained earnings	52,978	52,711
Accumulated other comprehensive loss	(270)	(204)
Treasury stock, at cost, 1,137,644 shares at September 30, 2007 and 1,029,139 at December 31, 2006	(17,959)	(16,017)
Total stockholders' equity	90,793	91,087

Total liabilities and stockholders' equity	$915,748	$843,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$11,927	$10,612	$34,459	$30,015
Securities and interest-earning deposits in other financial institutions	2,336	1,394	6,826	3,662
Total interest and dividend income	14,263	12,006	41,285	33,677

Interest expense
Deposits	6,129	4,927	17,944	13,028
Federal Home Loan Bank advances	1,671	1,382	4,879	4,099
Securities sold under agreements to repurchase	733	139	1,841	333
Total interest expense	8,533	6,448	24,664	17,460

Net interest income	5,730	5,558	16,621	16,217

Provision for (recovery of) loan losses	438	(98)	1,243	183

Net interest income after provision for loan losses	5,292	5,656	15,378	16,034

Noninterest income
Service charges and fees	1,326	1,516	3,866	4,360
Gain on sale of real estate mortgages held for sale	11	35	26	51
Loss on sale of securities available for sale	-	-	(46)	(165)
Loss on sale of foreclosed assets	(116)	(5)	(114)	(10)
Commission income	85	90	222	239
Interchange fees	229	193	672	588
Bank owned life insurance earnings	211	214	639	629
Other	(232)	(80)	137	348
	1,514	1,963	5,402	6,040

Noninterest expense
Compensation and benefits	3,147	2,805	9,317	8,049
Occupancy and equipment	595	612	1,787	1,609
Data processing	234	329	838	1,134
Advertising	123	201	420	631
Outside professional services	456	367	1,828	1,317
Interchange charges	104	92	297	420
Collection expense and repossessed asset losses	59	55	192	218
Telephone	122	116	348	359
Other	830	826	2,562	2,154
	5,670	5,403	17,589	15,891

Income before income tax expense	1,136	2,216	3,191	6,183

Income tax expense	347	698	982	1,965

Net income	$789	$1,518	$2,209	$4,218

Earnings per common share:
Basic	$0.06	$0.11	$0.17	$0.31
Diluted	$0.06	$0.11	$0.17	$0.31

Dividends declared per common share	$0.15	$0.11	$0.42	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the nine months ended September 30, 2007

Balance at January 1, 2007	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087

ESOP shares earned, 34,914 shares	-	245	349	-	-	-	594

Stock options exercised	-	(18)	-	-	-	65	47

Stock awards	-	(28)	-	-	-	116	88

Management restricted stock expense	-	510	-	-	-	-	510

Stock options expense	-	250	-	-	-	-	250

Dividends declared ( $0.42 per share)	-	-	-	(1,942)	-	-	(1,942)

Shares relinquished	-	139	-	-	-	(155)	(16)

Treasury stock purchased at cost, 105,838 shares	-	-	-	-	-	(1,968)	(1,968)

Comprehensive income:
Net income	-	-	-	2,209	-	-	2,209
Other comprehensive income (loss)	-	-	-	-	(66)	-	(66)
Total comprehensive income	-	-	-	-	-	-	2,143

Balance at September 30, 2007	$148	$58,806	$(2,910)	$52,978	$(270)	$(17,959)	$90,793

For the nine months ended September 30, 2006

Balance at January 1, 2006	$148	$56,876	$(3,724)	$49,630	$(408)	($9,603)	$92,919

ESOP shares earned, 34,914 shares	-	191	349	-	-	-	540

Management restricted stock expense	-	444	-	-	-	-	444

Stock options expense	-	229	-	-	-	-	229

Dividend declared ($0.30 per share)	-	-	-	(1,481)	-	-	(1,481)

Treasury stock purchased at cost, 335,782 shares	-	-	-	-	-	(5,899)	(5,899)

Comprehensive income:
Net income	-	-	-	4,218	-	-	4,218
Other comprehensive income (loss)	-	-	-	-	32	-	32
Total comprehensive income	-	-	-	-	-	-	4,250

Balance at September 30, 2006	$148	$57,740	$(3,375)	$52,367	$(376)	$(15,502)	$91,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities	$2,209	$4,218
Net income
Adustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,243	183
Gain on sale of real estate mortgages held for sale	(26)	(51)
Loan originated for sale	(67,981)	(14,948)
Proceeds from loan sales	71,144	9,637
Gain on sale of other real estate owned	113	10
Loss on sale of securities available for sale	46	165
Loss on disposal of equipment	114	85
ESOP compensation expense	594	540
Share-based compensation expense	760	673
Net depreciation and amortization	1,466	1,400
Net change in accrued interest receivable	(364)	(742)
Increase in cash surrender value of blank owned life insurance	(639)	(629)
Net change in other assets	(1,631)	185
Net change in accrued expenses and other liabilities	1,503	(644)
Net cash from operating activities	8,551	82

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	13,289	11,750
Proceeds from the sales of securities available for sale	14,619	15,934
Purchase of securities available for sale	(62,512)	(33,801)
Loans purchased	(14,027)	(22,711)
Net change in loans	(19,113)	(21,542)
Expenditures on premises and equipment	(584)	(2,449)
Proceeds from the sale of other real estate owned	333	513
Net (purchase) redemption of FHLB stock	(580)	(648)
Net change in other investments	1,200	300
Net cash from investing activities	(67,375)	(52,654)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from financing activities
Net increase in deposits	$24,961	$29,728
FHLB advances	50,000	20,000
Proceeds from sale of securities under agreements to repurchase	34,500	12,000
Repayment of FHLB advances	(38,000)	(10,000)
Proceeds from exercise of stock options	135	-
Shares relinquished	(16)	-
Treasury stock repurchased	(1,968)	(5,899)
Dividends paid	(1,815)	(1,377)
Net cash from financing activities	67,797	44,452

Net change in cash and cash equivalents	8,846	(8,120)

Cash and equivalents beginning of period	41,057	37,959

Cash and equivalents at end of period	$49,903	$29,839

Supplemental information:
Interest paid	$24,185	$17,209
Income taxes paid	1,746	3,151

Supplemental noncash disclosures:
Loans transferred to other real estate	$1,804	$401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The 2006 Atlantic Coast Federal Corporation consolidated financial statements, as restated to change the Company’s accounting for certain interest rate swap derivatives previously designated and accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as presented in the Company’s Form 10-K/A, should be read in conjunction with these statements.

Certain items in the September 30, 2006 Form 10-Q were reclassified/restated to conform to the current presentation.

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

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the beginning an entity’s first fiscal year that begins after November 15, 2007. The Company is presently assessing the impact FAS 159 may have on its financial statements, but no determination has been made at this time.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 4. AVAILABLE FOR SALE SECURITIES

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As of September 30, 2007 gross unrealized losses on available for sale securities were $1.8 million and are largely due to the current interest rate environment relative to the interest rate of the securities. These unrealized losses are considered temporary as the fair value should return to par as the securities reach maturity.

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $63.5 million at September 30, 2007. The Company had $29.0 million of such agreements as of December 31, 2006.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

Securities sold under agreements to repurchase are financing arrangements that mature within ten years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase at September 30, 2007 is summarized as follows:

(Dollars in Thousands)
Average daily balance for the nine month period	$55,887
Average interest rate for the nine month period	4.51%
Maximum month-end balance during the nine month period	$63,500
Weighted average interest rate at period end	4.52%

NOTE 6. DIVIDENDS

During the third quarter of 2007, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.15 per share. The dividend was payable on October 29, 2007 for stockholders of record on October 12, 2007. Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 63.8% of the Company’s total outstanding common stock, waived receipt of the third quarter dividend on its owned shares, as was done throughout 2006.

Total dividends charged to retained earnings for the nine months ended September 30, 2007 were $1,942,000.

NOTE 7. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2007 and 2006, is as follows:

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 7. EARNINGS PER COMMON SHARE (Continued)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
		(Dollars in Thousands, except share information)
Basic
Net income	$789	$1,518	$2,209	$4,218
Weighted average common shares outstanding	13,673,347	14,057,845	13,700,331	14,114,967
Less: Average unallocated ESOP shares	(325,864)	(372,416)	(325,864)	(372,416)
Average unvested restricted stock awards	(179,128)	(214,818)	(210,552)	(245,529)

Average Shares	13,168,355	13,470,611	13,163,915	13,497,022

Basic earnings per common share	$0.06	$0.11	$0.17	$0.31

Diluted
Net Income	$789	$1,518	$2,209	$4,218
Weighted average common shares outstanding per common share	13,168,355	13,470,611	13,163,915	13,497,022
Add:Dilutive effects of assumed exercise of stock options		17,751	51,445	5,917
Dilutive effects of full vesting of stock awards	86,449	67,136	70,396	76,069

Average shares and dilutive potential common shares	13,254,804	13,555,498	13,285,756	13,579,008

Diluted earnings per common share	$0.06	$0.11	$0.17	$0.31

Stock options for 610,681 and 8,000 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006, respectively, because they were anti-dilutive.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 8. OTHER COMPREHENSIVE INCOME

Comprehensive income components and related taxes for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Unrealized holding gains (losses) on securities available for sale	$1,775	$603	$(54)	$219
Less reclassification adjustments for gains (losses) recognized in income	-	-	(46)	(165)
Net unrealized gains (losses)	1,775	603	(100)	54
Tax effect	(666)	(220)	34	(22)
Net-of-tax amount	1,109	383	(66)	32

Other comprehensive gain (loss)	$1,109	$383	$(66)	$32

NOTE 9 - STOCK CONVERSION

On May 7, 2007, Board of Directors of Atlantic Coast Federal, MHC (the “Mutual Holding Company”) approved a plan of conversion and reorganization to convert the Mutual Holding Company from the mutual to stock form of organization. Pursuant to the plan of conversion and reorganization, on October 17, 2007 the Company announced that Atlantic Coast Financial Corporation, a Maryland holding company formed in connection with the stock conversion to become the stock holding company of Atlantic Coast Bank, and Atlantic Coast Federal, MHC had received conditional approval from the Office of Thrift Supervision, on October 12, 2007, to commence its second step conversion and offering. Atlantic Coast Federal Corporation also announced that the registration statement relating to the sale of common stock of Atlantic Coast Financial Corporation was declared effective by the Securities and Exchange Commission on October 12, 2007. The conversion is expected to be completed in the fourth quarter of 2007.

The Mutual Holding Company is a federally chartered mutual holding company and currently owns approximately 63.8%, of the outstanding shares of common stock of the Company, which owns 100% of the issued and outstanding shares of the capital stock of Atlantic Coast Bank. Under the terms of Atlantic Coast Federal, MHC’s plan of conversion and reorganization, Atlantic Coast Federal, MHC will convert from the mutual holding company to the stock holding company corporate structure. As part of the conversion, Atlantic Coast Financial Corporation is offering for sale in a subscription and community offering, and possibly in a syndicated community offering, the majority ownership interest of the Company that is currently owned by the Mutual Holding Company. Upon the completion of the conversion and offering, the Mutual Holding Company will cease to exist, and the Company will complete the transition from partial to full public stock ownership. Upon completion of the conversion, existing public stockholders of Atlantic Coast Federal Corporation will receive shares of common stock of Atlantic Coast Financial Corporation in exchange for their shares of Atlantic Coast Federal Corporation common stock in order to maintain the public stockholders’ existing percentage ownership in our organization (excluding any new shares purchased by them in the offering).

In connection with the conversion, shares of common stock of Atlantic Coast Financial Corporation, representing the ownership interest of the Mutual Holding Company, will be offered for sale to depositors of the Bank. The following persons and employee benefit plans have subscription rights to purchase shares of common stock of the new holding company in the following order of priority: (1)

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 9 - STOCK CONVERSION (continued)

depositors of record as of the close of business on March 31, 2006; (2) the Bank's tax qualified employee benefit plans, including the employee stock ownership plan and the 401(k) plan; (3) depositors of record as of the close of business on September 30, 2007; and (4) depositors of record on October 5, 2007. If necessary, shares will be offered to the general public.

The conversion is subject to final approval by the Office of Thrift Supervision as well as approval by the Mutual Holding Company's members (depositors of the Bank) and the Company's stockholders. Proxy materials setting forth information relating to the conversion and offering were mailed on October 22, 2007 to the members of the Mutual Holding Company and stockholders of the Company for their consideration.

Expenses capitalized related to the stock conversion were approximately $626,000 as of September 30, 2007. Expenses capitalized will be netted from proceeds if the offering is successful. Alternatively, expenses capitalized will be expensed in the event the offering is terminated.

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

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types and amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, the stability of the residential real estate markets in which the Company originates and purchases loans, and prevailing national and local economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and determined to be impaired. Loans individually evaluated are generally large balance and/or complex loans, such as multi-family and commercial real estate loans. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The general component relates to large groups of small balance homogeneous loans that are evaluated in the aggregate based on historical loss experience adjusted for current factors.

Management believes that the allowance for loan losses and related provision expense are particularly susceptible to material change in both the short and long term due to changes in prevailing national and local economic conditions, including: decreases in real estate values, changes in interest rates, adverse employment conditions, changes in the monetary and fiscal policies of the federal and the Florida and Georgia state governments and other significant external events. The allowance for loan losses was $5.8 million at September 30, 2007, and $4.5 million at September 30, 2006. The provision for loan loss expense was $1.2 million for the nine months ended September 30, 2007, and $183,000 for the same period in 2006. The period over period change was due to several factors; (1) the collection of a large commercial real estate loan previously classified as impaired and the reversal of the associated reserve during 2006, (2) the positive impact of credit improvements on several other loans during 2006, (3) additional provision for loan loss expense necessary for the increase in non-performing loans as described in “Comparison of Financial Condition at September 30, 2007 and December 31, 2006-Allowance for loan losses”, (4) continued credit quality concerns generally, and specifically in the Florida market; and (5) to a lesser extent, growth in the Company’s loan porffolio. This is explained in more detail in Item 2 of this Form 10-Q, “Managements Discussion and Analysis of Financial Condition and Results of Operations”. The allowance for loan losses at September 30, 2007 was 0.86% of total loans, Compared to 0.75% at June 30, 2007, and 0.72% at September 30, 2006. Management believes the current level of the allowance for loan losses relative to total loans is indicative of the overall credit quality of the portfolio adjusted for prevailing national and local market conditions at the end of the third quarter of 2007. However, on-going industry wide credit quality concerns, as well as local market economic conditions could result in increased non-performing loans that may result in further provision expense as management deems necessary to mitigate potential credit risk in its portfolio.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. On a monthly basis, the Company adjusts the carrying value of the securities to fair value based on third-party market quotes. Other comprehensive (loss) income resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(66,000) and $32,000 for the nine months ended September 30, 2007 and 2006, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability of such assets by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $2.7 million as of September 30, 2007; therefore, if goodwill was determined to be impaired, the financial results could be materially impacted.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

General. Annualized asset growth at September 30, 2007 as compared to December 31, 2006 was approximately 11%. Loan growth slightly outpaced deposit growth, as the Bank continues to offer competitive rates within its geographic market. Prepayments decreased 18% in the three months ended September 30, 2007 as compared to the three months ended June 30, 2007. Loan growth as a percentage of loan production also slowed for the three months ended September 30, 2007 as compared to the three months ended June 30, 2007, tracking with the general slowing of real estate lending within our markets. As part of its ongoing asset and liability management strategy, the Company continued to leverage its growth in securities available for sale to take advantage of favorable interest rate spreads and to reduce its exposure to interest rate risk.

Following is a summarized comparative balance sheet as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,	Increase (decrease)
	2007	2006	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$49,903	$41,057	$8,846	21.5%
Other interest earning investments	-	1,200	(1,200)	-100.0%
Securitites available for sale	133,681	99,231	34,450	34.7%
Loans	675,027	644,222	30,805	4.8%
Allowance for loan losses	(5,802)	(4,705)	(1,097)	23.3%
Loans, net	669,225	639,517	29,708	4.6%
Loans held for sale	1,228	4,365	(3,137)	-71.9%
Other assets	61,711	57,709	4,002	6.9%
Total assets	$915,748	$843,079	$72,669	8.6%

Liabilities and Stockholders' equity Deposits
Non-interest bearing	$41,468	$38,301	$3,167	8.3%
Interest bearing transaction accounts	49,633	52,895	(3,262)	-6.2%
Savings and money market	209,286	158,229	51,057	32.3%
Time	297,626	323,627	(26,001)	-8.0%
Total deposits	598,013	573,052	24,961	4.4%
Federal Home Loan Bank advances	156,000	144,000	12,000	8.3%
Securities sold under agreements to repurchase	63,500	29,000	34,500	119.0%
Accrued expenses and other liabilities	7,442	5,940	1,502	25.3%
Total liabilities	824,955	751,992	72,963	9.7%
Stockholders' equity	90,793	91,087	(294)	-0.3%
Total liabilities and stockholders' equity	$915,748	$843,079	$72,669	8.6%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy.

Securities available for sale. Securities available for sale are composed principally of debt securities of U.S. Government-sponsored organizations and mortgage-backed securities. In the near-term we expect the composition of our investment portfolio to continue to be heavily weighted in these types of securities. During the nine months ended September 30, 2007, the Company purchased $62.5 million of investment securities, increasing the investment balance by approximately $34.5 million to $133.7 million, net of maturities and sales of $28.0 million at September 30, 2007.

Loans. Following is a comparative composition of net loans as of September 30, 2007 and December 31, 2006:

	September 30, 2007	% of total loans	December 31, 2006	% of total loans
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$342,401	51.0%	$334,000	52.2%
Commercial	73,532	11.0%	60,912	9.5%
Other ( Land & Multifamily)	40,737	6.1%	34,446	5.4%
Total real estate loans	456,670	68.1%	429,358	67.1%

Construction loans:
One-to-four family	16,051	2.4%	32,467	5.1%
Commercial	9,704	1.4%	2,862	0.4%
Acquisition and development	3,332	0.5%	2,103	0.3%
Total real estate construction loans	29,087	4.3%	37,432	5.8%

Other loans:
Home equity	100,354	14.9%	91,062	14.2%
Consumer	65,551	9.8%	63,630	9.9%
Commercial	19,807	2.9%	19,044	3.0%
Total other loans	185,712	27.6%	173,736	27.1%

Total loans	671,469	100%	640,526	100%

Allowance for loan losses	(5,802)		(4,705)
Net deferred loan costs	3,366		3,348
Premiums on purchased loans	192		348

Loans, net	$669,225		$639,517

The composition of our net loan portfolio is heavily weighted in loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 66% of our loans invested in those types of loans at both September 30, 2007, and December 31, 2006. As of September 30, 2007 our one- to four-family residential mortgages, as a percentage of total loans, was approximately the same as the year-end 2006 balance. Growth in the first mortgage loan portfolio has been negatively impacted by a slowing in residential real estate sales activity in the Bank’s markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate activity in the northeast Florida markets, as well as in Florida in general. As a result of these factors, management believes that growth in one- to four-family residential mortgages will be slow to moderate in the near term. During the nine months ended September 30, 2007, the Company purchased $14.0 million of one- to four-family residential loans, to supplement our internal loan originations. Depending on liquidity, earning needs, and the availability of high quality loans, management expects to continue to purchase one- to four-family residential mortgage loans to supplement our internal loan originations.

Total loan production of $135.0 million during the nine months ended September 30, 2007 was derived from a diversified array of loan products including first mortgages, consumer, home equity, commercial, construction and other loans. The interest rate terms for most of these loan products are indexed to various indices, including the current prime rate and, as such, tend to have more favorable interest margins as compared to our cost of funds.

Allowance for loan losses. Our allowance for loan losses was 0.86% and 0.73% of total loans outstanding at September 30, 2007 and December 31, 2006, respectively. Allowance for loan losses activity at and for the nine months ended September 30, 2007 and 2006 was as follows:

	At September 30,
	2007	2006
	(Dollars in Thousands)

Beginning balance	$4,705	$4,587
Loans charged-off	(1,642)	(946)
Recoveries	1,496	674
Net charge-offs	(146)	(272)

Provision for loan losses	1,243	183

Ending balance	$5,802	$4,498

The allowance for loan losses consists of general and specific components. The specific component relates to loans that are individually evaluated and determined to be impaired. Loans individually evaluated are generally large balance and/or complex loans, such as commercial real estate loans. The general component relates to large groups of small balance homogeneous loans that are evaluated in the aggregate based on historical loss experience adjusted for current factors.

Non-performing loans totaled $7.1 million and $3.1 million, or 1.05% and 0.48% of total loans, at September 30, 2007, and December 31, 2006, and total impaired loans increased to $4.3 million at September 30, 2007 from $2.0 million at December 31, 2006. Substantially all of the increase in non-performing loans was due to the addition of two northeast Florida commercial real estate construction participation loans during the third quarter of 2007. The first loan is a well-collateralized credit that is 90 or more days past due as of September 30, 2007. In June 2007, the Company became aware of an administrative oversight made by the lead bank whereby the borrower failed to fund the interest reserve on the project, and as a result, the loan had been over-funded by the participant banks. Subsequently the Company denied any future advances until the borrower funded the interest reserve in accordance with the original terms of the agreement. The borrower refused and defaulted on the loan. Given the underlying collateral value, the Company believes no specific reserve is necessary on this loan. The second credit is an acquisition and development loan that matured in September 2007. The Company has a $2.1 million participation in a $7.7 million loan which is secured by property that was expected to be sold to a national builder following completion of improvements. The builder failed to take possession of the property under the original terms of the contract. Based on an uncertain development timeline for the property and a recent appraisal, the Company downgraded this loan to substandard and established a $564,000 reserve, accounting for approximately $2.1 million of the $2.3 million increase in impaired loans since December 31, 2006. Net charge-offs on an annualized basis reflected a net recovery of 0.17% in the third quarter of 2007, due primarily to a $793,000 recovery on a commercial real estate loan charged off in 2003, versus net charge-offs of 0.18% in the second quarter of 2007 and 0.02% in the third quarter of 2006.

Deposits. Savings and money market deposit account balances increased at September 30, 2007 from December 31, 2006 due primarily to a carryover into 2007 of the attractive pricing being offered on the Company’s money market accounts. The Company increased deposit rates in late 2006 in response to competition within its market, to both protect and grow deposit balances and fund loan growth.

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

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $63.5 million at September 30, 2007. The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future. Upon conversion, each agreement may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. As of September 30, 2007, the weighted average rate of the agreements was 4.52%.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 79 months and a weighted-average rate of 4.36% at September 30, 2007. The increase in FHLB borrowings at September 30, 2007 as compared to December 31, 2006 was due to additional borrowings of $50.0 million to replace maturities of $38.0 million and fund loan growth. The Company expects to continue to utilize FHLB advances to manage short and long-term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ equity. Stockholders’ equity decreased slightly to approximately $90.8 million at September 30, 2007, from $91.1 million at December 31, 2006, as net income offset cash dividends and share repurchases. In September 2007, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.15 per share. The dividend was payable on October 29, 2007, for stockholders of record on October 12, 2007. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 63.8% of the Company’s total outstanding stock, waived receipt of the first, second and third quarter dividends on its owned shares. Total dividends for the nine months ended September 30, 2007 charged to stockholders’ equity was approximately $1.9 million, and approximately $3.7 million of dividend payments were waived by Atlantic Coast Federal, MHC. We expect Atlantic Coast Federal, MHC to waive receipt of payment on future dividends for its owned shares.

In September 2006 the Company’s Board of Directors approved a new repurchase plan to permit the Company to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. Since the approval of the new stock repurchase plan the Company repurchased approximately 295,000 shares at an average price of $18.16 per share, including approximately 106,000 shares repurchased at an average price of $18.59 during the nine months ended September 30, 2007. Due to the announced plan of conversion the Company suspended the repurchase plan.

The equity to assets ratio decreased to 9.9% at September 30, 2007, from 10.8% at December 31, 2006. The decrease was primarily due to common stock repurchased under the Company’s stock repurchase plan, the change in the fair market value of available-for-sale securities, and the rate of asset growth through September 30, 2007. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 12.9%, Tier 1 capital to risk-weighted assets was 11.9%, and Tier 1 capital to total adjusted total assets was 8.0% at September 30, 2007. These ratios as of December 31, 2006 were 13.8%, 13.1% and 9.3%, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006.

General. Our net income for the three months ended September 30, 2007, was $789,000, a decrease of $729,000 from $1.5 million for the same period in 2006. The decline in earnings was due primarily to an adjustment in the fair market value of our interest rate swaps, higher non-interest expenses and to a lesser extent an increase in the provision for loan losses. Net interest income increased 3.1%, or $172,000 in the third quarter of 2007, compared to the same quarter in 2006, due primarily to the growth in average balance of interest-earning assets and to a lesser extent higher interest rates, which slightly outpaced the growth in average balance of  interest-bearing liabilities and the associated cost of funds. Non-interest income for the three months ended September 30, 2007 decreased 22.9%, or $449,000 as compared to the same three months in 2006. Non-interest expense grew $267,000, or 4.9%, to $5.7 million for the three months ended September 30, 2007, from $5.4 million for the same three months in 2006.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended September 30, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended September 30,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$678,350	$11,927	7.03%	$623,667	$10,612	6.81%
Securites(2)	130,943	1,786	5.46%	74,461	948	5.09%
Other interest-earning assets(3)	40,681	550	5.41%	33,005	446	5.41%
Total interest-earning assets	849,974	14,263	6.72%	731,133	12,006	6.56%
Non-interest earning assets	54,887			50,682
Total assets	$904,861			$781,815

INTEREST-BEARING LIABILITIES
Savings deposits	$39,207	$37	0.38%	$47,744	$47	0.39%
Interest bearing demand accounts	48,895	372	3.04%	51,193	382	2.98%
Money market accounts	173,905	2,015	4.63%	83,651	867	4.15%
Time deposits	293,145	3,705	5.06%	321,622	3,631	4.52%
Federal Home Loan Bank advances	149,109	1,671	4.48%	123,565	1,382	4.47%
Securities sold under agreements to repurchase	63,500	733	4.62%	12,000	139	4.63%
Total interest-bearing liabilities	767,761	8,533	4.44%	639,775	6,448	4.04%
Non-interest bearing liabilities	46,224			47,765
Total liabilities	813,985			687,540
Stockholders' equity	90,876			94,275
Total liabilities and stockholders' equity	$904,861			$781,815

Net interest income		$5,730			$5,558
Net interest spread			2.28%			2.52%
Net earning assets	$82,213			$91,358
Net interest margin(4)			2.70%			3.04%
Average interest-earning assets to average interest-bearing liabilities		110.71%			114.28%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended September 30, 2007 as compared to the same period in 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$953	$361	$1,314
Securities	766	73	839
Other interest-earning assets	104	-	104
Total interest-earning assets	1,823	434	2,257

INTEREST-BEARING LIABILITIES
Savings deposits	(8)	(2)	(10)
Interest bearing demand accounts	(17)	7	(10)
Money market accounts	1,035	113	1,148
Time deposits	(338)	413	75
Federal Home Loan Bank advances	286	2	288
Securities sold under agreements to repurchase	594	-	594
Total interest-bearing liabilities	1,552	533	2,085

Net interest income	$271	$(99)	$172

Interest income. As shown in the table above the increase in interest income for the three months ended September 30, 2007, as compared to the same period in 2006, was primarily attributed to growth in average outstanding interest-earning assets, while higher rates also was a contributing factor. Loans accounted for approximately 58% of the interest income growth, or $1.3 million for the quarter ended September 30, 2007, as compared to the same quarter in 2006.

The growth in interest income from investment securities and other interest-earning assets for the quarter ended September 30, 2007, as compared to the same quarter in 2006 was mainly due to higher average balances and to a lesser extent higher yields as the Company continued to leverage its growth in securities available for sale to take advantage of favorable interest rate spreads and to reduce our exposure to interest rate risk.

Management expects interest income will increase as the Company continues to grow and diversify its average interest earning assets in order to maximize interest earned on such assets. Growth in interest earnings assets is partly dependent on funding from deposit growth in existing markets as well as from new branches opened in the second-half of 2006. Our interest income could be adversely impacted by: continued low interest rates on longer-term loans, such as one- to four-family residential loans; softening of the residential real-estate lending market resulting in lower demand for one- to four-family residential loans, and the availability of higher interest-earning assets.

Interest expense. The increase in interest expense for the three months ended September 30, 2007, as compared to the same period in 2006, was largely due to higher cost of funds quarter to quarter of approximately 40 basis points as well as growth in average outstanding balances of interest-bearing deposit accounts. In order to fund loan growth and maintain deposit market share, the Company has continued to pay attractive interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB advances also increased for the third quarter of 2007 as compared to the same quarter of 2006, as new advances have generally been at higher rates due to the increase in short-term rates during the second quarter of 2006. Given the intense competition for deposits in our market, management does not expect interest rates paid on deposits to materially decline in the near term.

Net interest income. Net interest income increased during the three months ended September 30, 2007, as compared to the same period in 2006, as the growth in interest income outpaced the growth in interest expense. While this increase was primarily attributable to the growth in interest earning assets, the increase in funding rates have outpaced the increase in asset yields, resulting in a 24 basis point decline in net interest spread from 2.52% to 2.28%, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest-bearing liabilities, for the third quarter of 2007 as compared to the same quarter in 2006. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased  from 3.04% to 2.70% or 34 basis points.

Our rapid loan growth which began during 2004, primarily in adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, changes in market interest rates do not generally result in immediate changes in interest rate yields. Given the delay in ARM product re-pricing to changes in market rates, a lending environment characterized by a flat yield curve and the fact that 38% of our loan portfolio is comprised of longer-term fixed rate one- to four-family residential loans, management believes the yield curve will continue to put pressure on net interest margin for the remainder of 2007, but does not expect the situation to worsen significantly. However, management also expects interest income to grow as the Company continues to emphasize loan growth in home equity, construction and commercial loans.

Provision for loan losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans, such as commercial real estate loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

Based on management’s evaluation of these factors, a provision of $438,000 was made during the three months ended September 30, 2007. No provision was made during the three months ended September 30, 2006. In addition, a recovery of $98,000 was made during the three months ended September 30, 2006. The quarter over quarter change was due to several factors; (1) the collection of a large commercial real estate loan previously classified as impaired and the reversal of the associated reserve during 2006, (2) the positive impact of credit improvements on several other loans during 2006, (3) additional provision for loan loss expense necessary for the increase in non-performing loans as described in” Comparison of Financial Condition at September 30, 2007 and December 31, 2006-Allowance for loan losses”, (4) continued credit quality concerns generally, and specifically in the Florida market; and (5) to a lesser extent, growth in the Company’s loan portfolio. Net recoveries for the quarter ended September 30, 2007, were $293,000. By comparison, net charge-offs for the same three months in 2006 were $24,000. The net recoveries in the third quarter of 2007 were due primarily to a $793,000 recovery on a commercial loan charged off in 2003.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available to the agency at the time of their examination. The allowance for loan losses as of September 30, 2007, was maintained at a level that represents management’s best estimate of probable losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended September 30, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,326	$1,516	$(190)	-12.5%
Gain on sale of real estate mortgages held for sale	11	35	(24)	-68.6%
Loss on sale of foreclosed assets	(116)	(5)	(111)	2220.0%
Commission income	85	90	(5)	-5.6%
Interchange fees	229	193	36	18.7%
Bank owned life insurance earnings	211	214	(3)	-1.4%
Other	(232)	(80)	(152)	190.0%
Total	$1,514	$1,963	$(449)	-22.9%

The decrease in non-interest income was due primarily to a decline in service charges and fees, higher losses on sale of foreclosed assets and by the decrease in fair market value of interest rate swaps recorded in other non-interest income. Services charges and fees, which are transactional based charges assessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees which more than offset the continued growth in ATM and check card overdraft fees.

Non-interest expense. The components of non-interest expense for the three months ended September 30, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,147	$2,805	$342	12.2%
Occupancy and equipment	595	612	(17)	-2.8%
Data processing	234	329	(95)	-28.9%
Advertising	123	201	(78)	-38.8%
Outside professional services	456	367	89	24.3%
Interchange charges	104	92	12	13.0%
Collection expense and repossessed asset losses	59	55	4	7.3%
Telephone	122	116	6	5.2%
Other	830	826	4	0.5%
Total	$5,670	$5,403	$267	4.9%

Approximately 70% of the increase to compensation and benefit expense for the three months ended September 30, 2007, as compared to the same period in 2006, was due to increased salaries. This increase reflected personnel costs associated with a new branch opened in Jacksonville in the fall of 2006, the expansion of the Company's private banking activities, new executive additions, and higher salaries for regular annual salary increases. These higher costs were offset to some extent by lower data processing costs and advertising expenses. In the near term, we expect that non-interest expenses will continue to put pressure on earnings as management continues to align the Company’s operations and organizational structure to meet its strategic growth and profitability objectives.

Income tax expense. Income tax expense decreased $351,000 to $347,000 for the three months ended September 30, 2007, from $698,000 for the same period in 2006 due to a decrease in net income. Management anticipates that income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006.

General. Our net income for the nine months ended September 30, 2007, was $2.2 million, which was a decrease of $2.0 million from $4.2 million for the same period in 2006 primarily due to an increase in the provision for loan losses together with higher non-interest expenses. Net interest income increased 2.5%, or $404,000 for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to the growth in the average balance of interest-earning assets and to a lesser extent higher interest rates. Non-interest income for the nine months ended September 30, 2007 decreased by 10.6%, or $638,000, to $5.4 million as compared to $6.0 million for the same nine months in 2006, due primarily to lower transactional based service charges and fees and the decrease in fair value of an interest rate swap. Non-interest expense grew $1.7 million, or 10.7%, to $17.6 million for the nine months ended September 30, 2007, from $15.9 million for the same period in 2006 due to increased compensation and benefit costs and other non-interest costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the nine months ended September 30, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the nine months ended September 30,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$661,848	$34,459	6.94%	$611,139	$30,015	6.55%
Securites(2)	124,429	5,018	5.38%	71,481	2,447	4.56%
Other interest-earning assets(3)	44,701	1,808	5.39%	31,816	1,215	5.09%
Total interest-earning assets	830,978	41,285	6.63%	714,436	33,677	6.28%
Non-interest earning assets	54,330			52,166
Total assets	$885,308			$766,602

INTEREST-BEARING LIABILITIES
Savings deposits	$40,756	$120	0.39%	$50,979	$152	0.40%
Interest bearing demand accounts	50,731	1,160	3.05%	61,281	1,182	2.57%
Money market accounts	154,403	5,340	4.61%	68,426	1,902	3.71%
Time deposits	303,085	11,324	4.98%	309,952	9,791	4.21%
Federal Home Loan Bank advances	144,918	4,879	4.49%	125,192	4,099	4.37%
Securities sold under agreements to repurchase	53,808	1,841	4.56%	9,678	333	4.59%
Total interest-bearing liabilities	747,701	24,664	4.40%	625,508	17,459	3.72%
Non-interest bearing liabilities	46,437			47,009
Total liabilities	794,138			672,517
Stockholders' equity	91,170			94,085
Total liabilities and stockholders' equity	$885,308			$766,602

Net interest income		$16,621			$16,218
Net interest spread			2.23%			2.56%
Net earning assets	$83,277			$88,928
Net interest margin(4)			2.67%			3.03%
Average interest-earning assets to average interest-bearing liabilities		111.14%			114.22%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the nine months ended September 30, 2007 as compared to the same period in 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$2,577	$1,867	$4,444
Securities	2,073	499	2,572
Other interest-earning assets	517	75	592
Total interest-earning assets	5,167	2,441	7,608

INTEREST-BEARING LIABILITIES
Savings deposits	(30)	(2)	(32)
Interest bearing demand accounts	(222)	199	(23)
Money market accounts	2,878	560	3,438
Time deposits	(221)	1,754	1,533
Federal Home Loan Bank advances	661	120	781
Securities sold under agreements to repurchase	1,510	(2)	1,508
Total interest-bearing liabilities	4,576	2,629	7,205

Net interest income	$591	$(188)	$403

Interest income. As shown in the table above the majority of the increase in interest income for the nine months ended September 30, 2007, as compared to the same period in 2006, was attributed to growth in average outstanding interest-earning assets, although the rate on interest-earning assets also was a contributing factor. Loans accounted for approximately 58% of the interest income growth, or $4.4 million for the nine months ended September 30, 2007, as compared to the same period in 2006. The increased interest income from loans was primarily due to increased average outstanding balances and to a lesser extent the yield earned on the loans balances as a result of growth in loans indexed to the prime rate. The growth in average outstanding balances of home equity loans, adjustable-rate first mortgages, construction loans and commercial real estate loans for the nine months ended September 30, 2007, as compared to the same period in 2006, accounted for approximately 66%, or $31.0 million of the total $46.9 million in loan growth.

The growth in interest income from investment securities and other interest-earning assets for the nine ended September 30, 2007, as compared to the same period in 2006 was mainly due to higher average balances as the Company continued to leverage its growth in securities available for sale to take advantage of favorable interest rate spreads and to reduce our exposure to interest rate risk.

Management expects interest income will increase as the Company continues to grow and diversify its average interest earning assets in order to maximize interest earned on such assets. Growth in interest earnings assets is partly dependent on funding from deposit growth in existing markets as well as from new branches opened in the second-half of 2006. Our interest income could be adversely impacted by: continued low interest rates on longer-term loans, such as one- to four-family residential loans; softening of the residential real-estate lending market resulting in lower demand for one- to four-family residential loans, and the availability of higher interest-earning assets.

Interest expense. The increase in interest expense for the nine months ended September 30, 2007, as compared to the same period in 2006, was largely due to growth in average outstanding balances of interest-bearing deposit accounts, as well as higher cost of funds period to period, from 3.72% to 4.40% or approximately 68 basis points. In order to fund loan growth and maintain deposit market share, the Company has continued to pay attractive interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The average rate of interest expense on our FHLB advances increased from 4.37% to 4.49% or 12 basis points for the nine months ended September 30, 2007 as compared to the same period in 2006. Given the intense competition for deposits in our market, management does not expect interest rates paid on deposits to materially decline in the near term.

Net interest income. Net interest income increased during the nine months ended September 30, 2007, as compared to the same period in 2006, as the growth in interest income outpaced the growth in interest expense. As discussed above, increases in prime rate based loans and overall steady growth in average outstanding balances has enabled the Company to increase the overall yield of the loan portfolio. In addition, yields on securities have increased as short-term interest rates have tracked upward. While this increase is primarily attributable to the growth in interest-earning assets, the increase in funding rates have outpaced the increase in asset yields, resulting in a 33 basis point decline in net interest spread from 2.56% to 2.23%, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, for the nine months ended September 30, 2007 as compared to the same period in 2006. For the same comparative periods, our net interest margin, which is net interest income, expressed as a percentage of our average balance of  interest-earning assets decreased from 3.03% to 2.67% or 36 basis points.

Our rapid loan growth which began during 2004, primarily in adjustable rate one- to four-family residential mortgages (ARMs), as well as the near-complete refinancing of our existing residential mortgage portfolio, occurred during a period of unprecedented low interest rates. Due to the various interest rate reset terms of our ARM products, increases in market interest rates do not generally result in immediate increases in interest rate yields. Given the delay in ARM product re-pricing to changes in market rates, a lending environment characterized by a flat yield curve and the fact that 38% of our loan portfolio is comprised of longer-term fixed rate one- to four-family residential loans, management believes the yield curve will continue to put pressure on net interest margin for the rest of 2007, but does not expect the situation to worsen significantly. However, management also expects interest income to grow as the Company continues to emphasize loan growth in home equity, construction and commercial loans.

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

Based on management’s evaluation of these factors, provisions of $1.2 million and $183,000 were made during the nine months ended September 30, 2007 and 2006, respectively. The year-over- year change was due to several factors; (1) the collection of a large commercial real estate loan previously classified as impaired and the reversal of the associated reserve during 2006, (2) the positive impact of credit improvements on several other loans during 2006, (3) additional provision for loan loss expense necessary for the increase in non-performing loans as described in “Comparison of Financial Condition at September 30, 2007 and December 31, 2006-Allowance for loan losses”, (4) continued credit quality concerns generally, and specifically in the Florida market, and (5) to a lesser extent, growth in the Company’s loan portfolio. Net charge-offs for the nine months ended September 30, 2007, were $146,000. By comparison, net charge-offs for the same nine months in 2006 were $272,000.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2007, is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio.

Non-interest income. The components of non-interest income for the nine months ended September 30, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$3,866	$4,360	$(494)	-11.3%
Net loss on available for sale securities	(46)	(165)	119	-72.1%
Gain on sale of real estate mortgages held for sale	26	51	(25)	-49.0%
Loss on sale of foreclosed assets	(114)	(10)	(104)	1040.0%
Commission income	222	239	(17)	-7.1%
Interchange fees	672	588	84	14.3%
Bank owned life insurance earnings	639	629	10	1.6%
Other	137	348	(211)	-60.6%
Total	$5,402	$6,040	$(638)	-10.6%

The decrease in non-interest income was due primarily to a decline in service charges and fees, higher losses on sale of foreclosed assets and by the decrease in fair market value of interest rate swaps recorded in other non-interest income. Services charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees which more than offset the continued growth in ATM and check card overdraft fees.

Non-interest expense. The components of non-interest expense for the nine months ended September 30, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$9,317	$8,049	$1,268	15.8%
Occupancy and equipment	1,787	1,609	178	11.1%
Data processing	838	1,134	(296)	-26.1%
Advertising	420	631	(211)	-33.4%
Outside professional services	1,828	1,317	511	38.8%
Interchange charges	297	420	(123)	-29.3%
Collection expense and repossessed asset losses	192	218	(26)	-11.9%
Telephone	348	359	(11)	-3.1%
Other	2,562	2,154	408	18.9%
Total	$17,589	$15,891	$1,698	10.7%

Approximately 62% of the increase to compensation and benefit expense for the nine months ended September 30, 2007, as compared to the same period in 2006, was due to increased salaries. This increase reflected personnel costs associated with a new branch opened in Jacksonville in the fall of 2006, the expansion of the Company's private banking activities, new executive additions, and higher salaries for regular annual salary increases. Outside professional services also reflected higher legal and accounting fees related to the recent restatement of financial results and filings of amended reports with the Securities and Exchange Commission on Form 10-K/A for 2006 and Form 10-Q/A for the first quarter of 2007 to correct the accounting treatment for two interest rate swap agreements, as well as increased legal fees for newly required executive compensation disclosures that were implemented in the Company's most recent proxy statement. Occupancy costs also rose due to the opening of the new branch, as did other non-interest expense, as a result of higher Federal Deposit Insurance Corporation premiums due to an increase in the assessment rate and a change in the timing of assessments. These higher costs were offset to some extent by lower data processing costs and advertising expenses. In the near term, we expect that non-interest expenses will continue to put pressure on earnings as management continues to align the Company’s operations and organizational structure to meet its strategic growth and profitability objectives.

Income tax expense. Income tax expense decreased $983,000 to $982,000 for the nine months ended September 30, 2007, from $2.0 million for the same period in 2006 due to a decrease in net income. Management anticipates that income tax expense will continue to vary as income before income taxes varies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, the Company has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee (“ALCO”).

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon. The EVE, considering the assumed changes in interest rates as of September 30, 2007, was as follows:

	Economic Value of Equity
	and Duration of Assets and Liabilities at September 30, 2007
	Change in Interest Rate
	(Dollars in Thousands)
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	2.27	2.27	2.34	2.38	2.37	2.37
Duration of liabilities(1)	2.32	2.32	2.32	2.29	2.27	2.27
Differential in duration	-0.05	-0.05	0.02	0.09	0.10	0.10

Amount of change in Economic Value of Equity(2)	$(1,278)	$(852)	$179	$(817)	$(1,959)	$(2,938)
Percentage change in Economic Value of Equity(2)	-1.32%	-0.88%	0.19%	-0.85%	-2.03%	-3.05%

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

We believe that certain factors afford Atlantic Coast Federal Corporation the ability to operate successfully despite its exposure to interest rate risk. Atlantic Coast Federal Corporation manages its interest rate risk by originating and retaining adjustable-rate loans in its portfolio and by selling most of our currently originated fixed-rate, one- to four-family real estate loans. Also, to a limited degree, management has utilized interest rate swap agreements as a part of our asset/liability management strategy to mitigate the impact to our net interest margin of sudden and unplanned interest rate changes. As of September 30, 2007, the Company held one interest rate swap agreement with a notional amount of $10.0 million and a fair value of approximately $525,000, which does not qualify for hedge accounting treatment. Finally, Atlantic Coast Federal Corporation’s investment strategy is to maintain a diversified portfolio of high quality investments that balances the goals of minimizing interest rate and credit risks while striving to maximize investment return and provide the liquidity necessary to meet funding needs.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2007

Part II - Other Information
Item1.	Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	Risk Factors
Our non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. Our efficiency ratio has been affected by our efforts to expand our branch network and the corresponding infrastructure, as well as by the flat/inverted yield curve, which affects our ability to originate loans with interest rates sufficiently in excess of our deposit and borrowing costs. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2006 and 2005, our efficiency ratios were 73.1% and 69.9%, respectively. Generally, this means that we spent $0.73 and $0.70 during 2006 and 2005 to generate $1.00 of income. This reflects a trend where our efficiency ratio has deteriorated from 63.5% to 73.1% for the five-year period ended December 31, 2006. For the nine months ended September 30, 2007 and 2006, our efficiency ratio was 79.9% and 71.4% respectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding the Company’s common stock repurchase plan that was approved by the Company’s Board of Directors on September 1, 2006. The purpose of the stock repurchase plan was to replace shares issued to key employees and outside directors under the Company’s Recognition Plan. Stock repurchased under this plan are held as Treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2007 through July 31, 2007	-	-	-	182,646

August 1, 2007 through August 31, 2007	-	-	-	182,646

September 1, 2007 through september 30, 2007	-	-	-	182,646

Total	-	$-	-	182,646

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits
a.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2007

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: November 14, 2007	/s/ Robert J. Larison, Jr
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: November 14, 2007	/s/ Dawna R. Miller
Dawna R. Miller, Senior Vice President and
Chief Financial Officer