Form 10-K
period 2007-12-31
ATLANTIC COAST FEDERAL CORP
filed 2008-03-31
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

As of March 21, 2008, there were outstanding 13,624,923 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 29, 2007 was $62,526,298.

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2008 Annual Stockholders Meeting (Part III).

(THIS PAGE INTENTIONALLY LEFT BLANK)

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K
Table of Contents, continued

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	119
Item 11.	Executive Compensation	119
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	119
Item 13.	Certain Relationships and Related Transactions, and Director Independence	119
Item 14.	Principal Accountant Fees and Services	119

PART IV

Item 15.	Exhibits and Financial Statement Schedules	119
Form 10-K	Signature Page	121
Exhibit 21.	Subsidiaries of Registrant	122
Exhibit 23.1	Consent of Crowe Chizek and Company LLC	123
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	124
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	126
Exhibit 32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	128

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

In July 2005, the Stock Company issued, out of previously authorized but unissued common stock, 258,469 shares of common stock as restricted stock awards to outside directors and key employees under the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”). The Stock Company also conducted common stock repurchase programs during 2005, 2006 and 2007, resulting in the repurchase of 1,131,867 shares or 7.6% of total outstanding shares of common stock. At December 31, 2007, the MHC owns 63.8%, or 8,728,500 shares, of the stock of the Stock Company, with the remaining 36.2%, or 4,953,102 shares held by persons other than the MHC. The Stock Company holds 100% of Atlantic Coast Bank's outstanding common stock.

On December 12, 2007, the Company announced the termination of its Second-Step Conversion under the Plan of Conversion and Reorganization previously adopted on May 7, 2007, due to a weak market for financial institution securities. We received OTS approval and a majority vote by the eligible members (which is limited to two years from the approval date) of the MHC. There can be no assurance when, if ever, the Company will effect the Second-Step Conversion. See “Atlantic Coast Federal Corporation - Conversion of Atlantic Coast Federal, MHC to Stock Form.”

The Stock Company has not engaged in any significant business to date. Its primary activity is holding all of the stock of Atlantic Coast Bank. In the future Atlantic Coast Federal Corporation may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current agreements in place for these activities. Atlantic Coast Federal Corporation does not maintain offices separate from those of Atlantic Coast Bank or utilize persons other than certain of Atlantic Coast Bank’s officers. Officers that serve as directors of Atlantic Coast Federal Corporation are not separately compensated for their service.

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

Revenues are derived principally from interest on loans and other interest earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years. Deposits are solicited in the Bank’s primary market area of southeastern Georgia and the Jacksonville metropolitan area.

Market Area

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Waycross, Georgia, with branches located in Waycross, Douglas and Garden City, Georgia, as well as the Jacksonville metropolitan area, Jacksonville Beach, Orange Park, Neptune Beach, Fernandina Beach and Julington Creek. We also have a branch in Lake City, Florida, which is located approximately 60 miles west of Jacksonville, Florida. Waycross is located in Ware County, Georgia and the dominant employer in Waycross is CSX Transportation, Inc., which operates a major railroad facility there. Other major employers include the Satilla Regional Medical Center and the Ware County Board of Education. The market area of southeastern Georgia is marked by limited growth trends and has a largely agricultural-based economy. Based on the latest FDIC deposit share data, Atlantic Coast Bank’s approximate deposit market share in Chatham, Coffee and Ware counties, Georgia was 3.39% and in Clay, Columbia, Duval, Nassau and St. Johns counties, Florida was 1.35%. The Jacksonville market is one of the most affordable cities in Florida with ample employment opportunities. The major employers in the Jacksonville metropolitan area include two United States Naval Air Stations, the Duval County Public School System and the City of Jacksonville. The city serves not only as a financial hub, but also as a regional healthcare and insurance center. It also has a healthy tourism industry, has recently become active as a host city for major sporting events such as the Tournament Players Championship (TPC), the Super Bowl in 2005, and was a 2006 NCAA basketball tournament regional site. It is also home to the third largest port in Florida.

Competition

The Bank faces strong competition in attracting deposits and originating real estate and other loans. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years competition has also come from institutions that largely deliver their services over the internet. Such competitors have the competitive advantage of lower infrastructure costs. Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, competition for interest-bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. The Bank competes for these deposits by offering superior service, competitive rates and a unique ATM arrangement that gives the Bank’s customers use of all competitor ATM at a discounted or no fee charge. As of December 31, 2007, management believes that the Bank held approximately 1.68% of the deposits in its primary market areas.

Competition within our geographic markets also affects our ability to obtain loans through origination or purchase as well as originating them at rates that provide an attractive yield. Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions. Internet based lenders have also become a greater competitive factor in recent years. Such competition for the origination and purchase of loans may limit future growth and earnings prospects.

Lending Activities

General. We originate one- to four-family residential first and second mortgage loans, home-equity loans, land and multi-family real estate loans, commercial real estate loans, construction loans and to a lesser extent automobile and other consumer loans. We also purchase loans, principally one- to four-family residential mortgages, in the form of whole loans as well as participation interests, for interest rate risk management, portfolio diversification and to supplement organic loan growth. We do not however originate or purchase sub-prime loans or offer teaser rate (very low, temporary introductory rate) loans. Additionally, we underwrite all loans on a fully indexed, fully amortizing basis. Loans carry either a fixed or adjustable rate of interest. Mortgage loans generally have a longer-term amortization, with maturities generally up to 40 years, with principal and interest due each month. Consumer loans are generally short-term and amortize monthly or have interest payable monthly. At December 31, 2007, the net loan portfolio totaled $703.5 million, which constituted 75.6% of total assets. Commercial real estate, commercial business and nonresidential construction loans are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. For a description of the primary risks associated with our non-residential loan portfolio, please see “Risk Factors―The Loan Portfolio Possesses Increased Risk Due To Our Growing Number of Commercial Real Estate, Commercial Business And Construction Loans Which Could Increase Our Level Of Provision For Loan Losses.” At December 31, 2007, the maximum amount that we could have loaned to any one borrower and related entities under applicable regulations was approximately $11.3 million. At December 31, 2007, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship is comprised of five loans totaling $6.5 million secured by income producing commercial real estate and a vacant parcel of land. Our second largest relationship is comprised of four loans totaling $6.4 million secured by income producing commercial real estate. Our third largest relationship is a $5.0 million loan and is secured by income producing commercial real estate. Our fourth largest relationship is a $4.3 million loan that is secured by commercial real estate, equipment and the guarantor’s primary residence. The fifth largest relationship is a $4.1 million commercial loan participation secured by a group of operating hotels. All of the above described loans have personal guarantees as a secondary source of repayment and were performing in accordance with their terms at December 31, 2007.

The following table presents information concerning the composition of Atlantic Coast Bank’s loan portfolio in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$377,956	53.51%	$334,000	52.14%	$324,681	55.88%	$303,544	58.44%	$236,959	53.73%
Commercial	74,748	10.58%	60,912	9.51%	59,074	10.16%	57,178	11.01%	56,228	12.75%
Other (land & multifamily)	40,698	5.76%	34,446	5.38%	20,302	3.49%	20,120	3.87%	13,568	3.08%
Total real estate loans	493,402	69.85%	429,358	67.03%	404,057	69.53%	380,842	73.32%	306,755	69.56%

Real estate construction loans:
Construction-one- to four-family	13,448	1.90%	32,467	5.07%	24,243	4.17%	14,275	2.75%	11,913	2.70%
Construction-commercial	11,129	1.58%	2,862	0.45%	2,577	0.44%	2,577	0.50%	18,663	4.23%
Acquisition & development	5,329	0.75%	2,103	0.33%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	29,906	4.23%	37,432	5.85%	26,820	4.61%	16,852	3.25%	30,576	6.93%

Other loans:
Home equity	98,410	13.93%	91,062	14.22%	79,016	13.60%	60,077	11.57%	39,217	8.89%
Consumer	64,673	9.16%	63,630	9.93%	62,846	10.81%	57,893	11.15%	60,925	13.81%
Commercial	20,009	2.83%	19,044	2.97%	8,430	1.45%	3,711	0.71%	3,553	0.81%
Total other loans	183,092	25.92%	173,736	27.12%	150,292	25.86%	121,681	23.43%	103,695	23.51%

Total loans	706,400	100.00%	640,526	100.00%	581,169	100.00%	519,375	100.00%	441,026	100.00%

Less:
Net deferred loan origination costs	3,256		3,348		3,164		1,473		554
Premiums on purchased loans	339		348		695		819		635
Allowance for loan losses	(6,482)		(4,705)		(4,587)		(3,956)		(6,593)
Total loans, net	$703,513		$639,517		$580,441		$517,711		$435,622

The following table presents the composition of Atlantic Coast Bank’s loan portfolio by fixed and adjustable-rate at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Real estate loans:
One- to four-family	$172,730	24.45%	$115,453	18.02%	$113,590	19.55%	$118,515	22.82%	$136,155	30.87%
Commercial	40,298	5.70%	23,840	3.72%	22,612	3.89%	33,568	6.46%	29,662	6.73%
Other (land and multi-family)	20,078	2.85%	15,780	2.46%	8,474	1.46%	5,436	1.05%	13,568	3.08%
Total real estate loans	233,106	33.00%	155,073	24.20%	144,676	24.90%	157,519	30.33%	179,385	40.68%
Real estate construction loans:
Construction-one- to four-family	4,773	0.68%	4,046	0.63%	16,418	2.82%	14,275	2.74%	4,327	0.98%
Construction-commercial	750	0.11%	1,758	0.27%	-	0.00%	600	0.12%	11,721	2.66%
Acquisition & development	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	5,523	0.79%	5,804	0.90%	16,418	2.82%	14,875	2.86%	16,048	3.64%
Other loans:
Home equity	23,355	3.31%	20,176	3.15%	13,184	2.27%	7,994	1.54%	8,257	1.87%
Consumer	63,472	8.99%	62,868	9.82%	62,343	10.73%	57,409	11.05%	60,925	13.81%
Commercial	6,947	0.98%	2,349	0.37%	535	0.09%	2,370	0.46%	3,553	0.81%
Total other loans	93,774	13.28%	85,393	13.34%	76,062	13.09%	67,773	13.05%	72,735	16.49%
Total fixed-rate loans	332,403	47.06%	246,270	38.44%	237,156	40.81%	240,167	46.24%	268,168	60.81%

ADJUSTABLE-RATE LOANS
Real estate loans:
One-to-four-family	205,226	29.05%	218,547	34.12%	211,091	36.31%	185,029	35.62%	100,804	22.86%
Commercial	34,450	4.88%	37,072	5.79%	36,462	6.27%	23,610	4.55%	26,566	6.02%
Other (land and multi-family)	20,620	2.92%	18,666	2.91%	11,828	2.04%	14,684	2.83%	-	0.00%
Total real estate loans	260,296	36.85%	274,285	42.82%	259,381	44.62%	223,323	43.00%	127,370	28.88%
Real estate construction loans:
Construction-one- to four-family	8,675	1.23%	28,421	4.44%	7,825	1.35%	-	0.00%	7,586	1.72%
Construction-commercial	10,379	1.47%	1,104	0.17%	2,577	0.44%	1,977	0.38%	6,942	1.57%
Acquisition & development	5,329	0.75%	2,103	0.33%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	24,383	3.45%	31,628	4.94%	10,402	1.79%	1,977	0.38%	14,528	3.29%
Other loans:
Home equity	75,055	10.63%	70,886	11.07%	65,832	11.33%	52,083	10.03%	30,960	7.02%
Consumer	1,201	0.17%	762	0.12%	503	0.09%	484	0.09%	-	0.00%
Commercial	13,062	1.85%	16,695	2.61%	7,895	1.36%	1,341	0.26%	-	0.00%
Total other loans	89,318	12.65%	88,343	13.80%	74,230	12.78%	53,908	10.38%	30,960	7.02%
Total adjustable-rate loans	373,997	52.94%	394,256	61.56%	344,013	59.19%	279,208	53.76%	172,858	39.19%

Total loans	$706,400	100.00%	$640,526	100.00%	$581,169	100.00%	$519,375	100.00%	$441,026	100.00%
Less:
Net deferred loan origination costs	3,256		3,348		3,164		1,473		554
Premiums on purchased loans	339		348		695		819		635
Allowance for loan losses	(6,482)		(4,705)		(4,587)		(3,956)		(6,593)
Total loans, net	$703,513		$639,517		$580,441		$517,711		$435,622

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in Atlantic Coast Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include un-disbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	One to Four Family		Commercial Real Estate		Other Real Estate(1)		Construction-One- to four-family (2)		Construction- Commercial (2)		Acquisition & Development
At December 31, 2007	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less	$1,295	4.00	$15,575	7.74	$10,899	7.96	$1,930	8.43	$5,528	8.44	$2,751	7.74
Greater than 1 to 3 years	2,116	5.41	12,169	7.89	5,385	6.90	-	-	607	8.63	2,578	7.75
Greater than 3 to 5 years	3,732	5.77	16,044	7.72	8,745	9.02	-	-	3,994	7.00	-	-
Greater than 5 to 10 years	8,346	6.45	20,240	7.06	4,144	7.70	-	-	-	-	-	-
Greater than 10 to 20 years	52,881	5.84	10,145	7.29	8,020	6.83	393	5.91	1,000	6.29	-	-
More than 20 years	309,586	5.96	575	6.62	3,505	7.26	11,125	6.83	-	-	-	-
Total	$377,956		$74,748		$40,698		$13,448		$11,129		$5,329

	Home Equity		Consumer		Commercial		Total
At December 31, 2007	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less	$22	9.61	$2,283	8.30	$8,380	7.70	$49,204	7.82
Greater than 1 to 3 years	1,128	8.11	13,520	10.39	4,755	7.36	42,259	8.39
Greater than 3 to 5 years	6,647	8.06	26,943	10.69	4,125	7.60	70,230	8.90
Greater than 5 to 10 years	6,678	8.38	6,022	8.57	2,749	7.88	48,177	7.43
Greater than 10 to 20 years	20,269	8.93	13,882	8.20	-	-	106,590	6.95
More than 20 years	63,666	8.11	1,483	7.95	-	-	389,940	6.36
Total	$98,410		$64,673		$20,009		$706,400

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

The following schedule illustrates the interest rate sensitivity of Atlantic Coast Bank’s loan portfolio at December 31, 2007. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not include scheduled payments or potential prepayments.

	One- to Four- Family	Commercial Real Estate	Other –Real Estate (1)	Construction One- to four- family (2)	Construction Commercial (2)	Acquisition & Development	Home Equity	Consumer	Commercial	Total
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Dollars in Thousands)

1 year or less	$54,784	$30,299	$16,731	$3,672	$10,379	$5,329	$53,607	$3,963	$16,013	$194,777
Greater than 1 to 3 years	108,870	12,692	7,670	1,160	-	-	21,475	13,520	707	166,094
Greater than 3 to 5 years	41,483	15,366	9,364	3,125	-	-	6,494	26,943	963	103,740
Greater than 5 to 10 years	14,074	12,996	2,265	73	-	-	5,590	5,153	2,324	42,475
Greater than 10 to 20 years	43,158	3,395	4,668	393	750	-	9,673	13,611	-	75,648
More than 20 years	115,587	-	-	3,025	-	-	1,571	1,483	-	123,666

Total	$377,956	$74,748	$40,698	$13,448	$11,129	$5,329	$98,410	$64,673	$20,009	$706,400

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows repricing dates greater than one year.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$171,520	$205,221	$376,741
Commercial	34,866	24,307	59,173
Other(1)	17,496	12,303	29,799

Construction loans:
One- to four-family	$4,773	$6,745	$11,518
Commercial	75	4,850	5,600
Acquisition & development	-	2,579	2,579

Other loans:
Home equity	$23,354	$75,034	$98,388
Consumer	19,371	-	19,371
Commercial business	3,308	8,340	11,648

Total loans	$275,438	$339,379	$614,817

(1)	Land and multi-family loans.

One- to Four-Family Real Estate Lending. At December 31, 2007, one- to four-family residential mortgage loans totaled $378.0 million, or 53.5%, of the gross loan portfolio. Generally, one- to four-family loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. For highly credit worthy borrowers, the ratio may be extended to 89.9% depending on the occupancy of the property. Borrowers electing an interest only payment are qualified using a fully amortizing payment based on the fully indexed interest rate. As of December 31, 2007 the interest only portfolio totaled $101.6 million, 14.4% of the total loan portfolio, and 20.6% of the total mortgage loan portfolio.

Properties securing one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently, the Bank originates one- to four-family mortgage loans on a fixed-rate and adjustable-rate basis. Management’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate loans are tied to a variety of indices including rates based on U. S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted based upon the applicable index and in accordance with the note. The Bank’s home mortgages are structured with a five to forty year maturity, with amortizations up to 40-years. Substantially all of the one- to four-family loans originated are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area.

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

Commercial Real Estate Lending. The Bank offers commercial real estate loans for both permanent financing and construction. These loans are typically secured by small retail establishments, rental properties, storage facilities, and office buildings located in the Bank’s primary market area. At December 31, 2007, permanent commercial real estate loans totaled $74.7 million, or 10.6%, of the gross loan portfolio.

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

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors. Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank requires that commercial real estate borrowers with balances in excess of $250,000 submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order for us to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state-licensed fee appraisers approved by the board of directors. The majority of the properties securing commercial real estate loans are located in the Bank’s market area.

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

Other Real Estate Loans. As of December 31, 2007, other real estate secured loans totaled $40.7 million and consisted mainly of land loans, but also includes loans secured by multi-family property. The Bank offers land loan financing to commercial and individual borrowers who can support the debt service. Loans to commercial and individual borrowers secured by land totaled $32.8 million, or 4.6 % of the gross loan portfolio, and loans secured by multi-family property totaled $7.9 million, or 1.1% of the gross loan portfolio as of December 31, 2007. Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank generally underwrites land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property. The Bank may lend up to 90% of the lesser of the appraised value or purchase price on land loans to individuals.

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

The Bank also offers loans secured by multi-family residential real estate. These loans are secured by real estate located in the Bank’s primary market area. At December 31, 2007, multi-family residential loans totaled $7.9 million. Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 30 years. Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order for us to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

Real Estate Construction Lending. As of December 31, 2007, loans for the construction of real estate totaled $29.9 million, or 4.2% of the gross loan portfolio. The real estate construction portfolio consists of both residential and commercial construction loans. Residential construction loans, including those purchased from brokers, are generally made for the construction of pre-sold builder homes to individual borrowers. As of December 31, 2007, the Bank had $13.4 million in residential construction loans. Residential construction loans are underwritten according to the terms available on the secondary market. Generally, construction loans are limited to a loan to value ratio not to exceed 85% based on the lesser of construction costs or the appraised value of the property upon completion. The Bank offers both construction only and construction-to-permanent loans.

Construction only loans to individuals generally have a term of 12 months with a variable interest rate tied to the prime rate as published in the Wall Street Journal plus a margin ranging from .50% to 1.5% with a loan to value ratio of no more than 85% of the cost of the construction or appraised value of the property, whichever is less. These loans are underwritten according to secondary market guidelines and must qualify for permanent financing as part of the origination process even if the permanent financing will be obtained from another mortgage lender. The Bank also originates construction only loans to builders to finance the construction of one- to four-family residences. The builder must have sufficient cash flow to repay the debt based term loan. As of December 31, 2007, loans to builders for the construction of pre-sold or speculative one- to four-family residential property and lot inventory totaled $2.4 million.

Construction-to-permanent loans are structured where one closing occurs for both the construction and the permanent financing. During the construction phase, which can last up to 18 months depending on the nature of the residence being built, a member of the loan servicing staff, the original appraiser, or a fee inspector makes inspections of the site and loan proceeds are disbursed directly to contractors or borrowers in accordance with the loan funding schedule as construction progresses. Borrowers are required to pay interest only during the construction phase with the loan converting to the terms of the amortizing note once the construction is completed. Typically, these loans convert to adjustable rate loans which are either held in portfolio or sold on the secondary market.

Home-Equity Lending. The Bank currently originates both fixed-term fully amortizing home equity loans and open-ended interest only home equity lines of credit. At December 31, 2007, the portfolio totaled $98.4 million, or 13.9%, of the gross loan portfolio. The Bank generally underwrites one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. For high credit worthy borrowers the Bank may lend up to 95% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers approved by the board of directors or the value is determined using a qualified asset valuation model. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest. As of December 31, 2007, interest only lines of credit totaled $48.0 million, or 48.8% of the total home equity loans, and 9.8%of total mortgage loans. Borrowers requesting interest only lines are qualified using 1% of the commitment amount for determining the borrowers’ capacity to repay. All home equity loans have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance. Currently these loans are retained in the Bank’s loan portfolio.

Consumer Loans. The Bank currently offers a variety of consumer loans. Consumer loans are principally fixed rate, generally have shorter terms to maturity, thereby reducing exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2007, the consumer loan portfolio, inclusive of automobile loans, totaled $64.7 million, or 9.2%, of the gross loan portfolio. In recent years, the consumer lending portfolio as a percentage of the loan portfolio has continued to decrease due to management’s emphasis on real estate loan products.

The most significant component of the Bank’s consumer loan portfolio is automobile loans. Automobile loans are originated primarily on a direct basis to customers through the Bank’s branch network. Loans secured by automobiles totaled $28.3 million, or 4.0 % of the gross loan portfolio as of December 31, 2007. Automobile loans have a fixed rate of interest and carry terms up to seven years for new automobiles and a maximum of five years for used automobiles. Loan-to-value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

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

Commercial Business Lending. We also offer commercial business loans which may be secured by assets other than real estate. The purpose of these loans is to provide working capital, inventory financing, or equipment financing. Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually. Loans to finance equipment generally carry a fixed rate and terms up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment.

Loan Originations, Purchases, and Sales

The Bank originates loans through its branch network, the internet and its call center. Referrals from current customers, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations. While the Bank originates both adjustable-rate and fixed-rate loans, origination volume is dependent upon customer loan demand within the Bank’s market area. Demand is affected by local competition, the real estate market and the interest rate environment. The Bank also purchases loans, principally one–to four–family residential mortgages, in the form of whole loans as well as participation interests for interest rate risk management and portfolio diversification and to supplement our organic growth. The Bank purchased approximately $51.4 million of loans during the year ended December 31, 2007. In addition, the Bank may sell participation interests in some of its larger real estate loans.

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

Delinquent Loans. The following table sets forth the Bank’s loans delinquent 60-to-89 days and 90 days or more past due by type, number, amount and percentage of type at December 31, 2007. Total loans past due 60 days or more totaled $11.5 million, or 1.63% of total loans. Real estate loans 60 days or more past due totaled $6.8 million, or 0.96% of total loans. Construction loans 60 days or more past due totaled $2.4 million, or 0.34% of total loans. Other loans (consisting of home equity, consumer, and commercial non-real estate) totaled $2.3 million, or 0.33% of total loans.

	Loans Delinquent For:				Total
	60-89 Days		90 Days or More		Delinquent Loans
Loan Types	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate
One- to four-family	11	$3,105	11	$2,291	22	$5,396
Commercial	1	175 -	2	783	3	958
Other (Land and multi-family)	2	135	5	310	7	445

Real Estate Construction
Construction - One- to four-family	-	-	-	-	-	-
Construction – Commercial	1	1,527	1	880	2	2,407
Construction - Acquisition & development	-	-	-	-	-	-

Other Loans – Consumer
Home equity	3	229	11	774	14	1,003
Consumer	41	272	62	268	103	540
Commercial	-	-	87	772	87	772
Total	59	$5,443	179	$6,078	238	$11,521

Delinquent loans to total gross loans		0.77%		0.86%		1.63%

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. For loans on non-accrual, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. The increase in other (land & multi-family) non-performing assets was primarily the result of a participation interest in a land loan that is adequately collateralized, thus no specific reserve has been established for this loan. The increase in commercial construction non-performing assets was primarily the result of two participation lending relationships. The first is a partially completed condominium complex that is under-collateralized; a specific reserve of approximately $565,000 has been established for this loan. The second is a substantially completed single-family residence held for sale by the developer that is adequately collateralized, accordingly no specific reserve has been established for this loan. The Bank is not the lead lender with respect to these three loans. At December 31, 2007, the Bank had no loans delinquent 90 days or more that were accruing interest. Loans 90 days or more past due and non-accrual loans as a percentage of total loans were 1.11% and 0.84% of total assets, respectively. For the year ended December 31, 2007, contractual gross interest income of $371,000 would have been recorded on non-performing loans if those loans had been current. Interest in the amount of $330,000 was included in income during 2007 on such loans.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:
Real Estate
One- to four-family	$2,312	$325	$697	$1,931	$465
Commercial	280	430	238	3,271	5,670
Other (Land & multi-family)	1,073	104	109	-	-

Real Estate Construction
Construction - One-to four-family	-	551	-	-	-
Construction - Commercial	2,407	-	-	-	-
Construction - Acquisition & Development	-	-	-	-	-

Other
Home Equity	774	280	35	-	-
Consumer	221	445	597	290	267
Commercial	772	915	940	1,166	1,165
Total	$7,839	$3,050	$2,616	$6,658	$7,567

Accruing delinquent 90 days or more:

Real Estate
One- to four-family	-	-	-	-	-
Commercial	-	-	-	-	-
Other (Land & multi-family)	-	-	-	-	-

Real Estate Construction
Construction - One-to four-family	-	-	-	-	-
Construction - Commercial	-	-	-	-	-
Construction - Acquisition & Development	-	-	-	-	-

Other
Home Equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-

Total non-performing loans	7,839	3,050	2,616	6,658	7,567
Foreclosed assets	1,726	286	310	323	1,079

Total non-performing assets	$9,565	$3,336	$2,926	$6,981	$8,646

Non-performing loans to total loans	1.11%	0.48%	0.45%	1.28%	1.72%
Non-performing loans to total assets	0.84%	0.36%	0.39%	1.09%	1.73%
Real Estate Owned and Other Repossessed Assets. Real estate acquired as a result of foreclosure is classified as real estate owned. At the time of foreclosure or repossession, the property is recorded at the lower of its estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. Other repossessed assets are recorded at the lower of the loan balance or fair market value. As of December 31, 2007, the Bank had real estate owned of $1.7 million. For the dates indicated above, the Bank did not have any troubled debt restructurings.

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

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 16.34% of Bank equity capital and 1.34% of Bank total assets at December 31, 2007.

The aggregate amount of classified loans at the dates indicated was as follows:

	At December 31,
	2007	2006
	(Dollars in Thousands)
Loss	$-	$-
Doubtful	1,527	686
Substandard	5,519	4,915
Total	$7,046	$5,601

At December 31, 2007, $7.0 million of classified loans were impaired, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), up from $2.0 million at year end 2006. Loans considered doubtful were $1.5 million, up from $686,000 at year end 2006. Loans are classified as special mention when it is determined that a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms. Special mention loans were $9.8 million and $8.5 million at December 31, 2007 and 2006, respectively. All loans classified as special mention are performing according to their contractual terms and no losses are anticipated at this time.

Allowance for Loan Losses. An allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a SFAS No. 5, Accounting for Contingencies (“SFAS 5”) component by type of loan and specific allowances for identified problem loans. The allowance incorporates the results of measuring impaired loans as provided in SFAS 114 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component. Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2007 and management believes this trend will continue.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

Management also evaluates the allowance for loan losses based on a review of individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

At December 31, 2007, the allowance for loan losses was $6.5 million or 0.92% of the total loan portfolio and 82.7% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective and requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In management’s opinion, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2007.

The following table sets forth an analysis of the allowance for loan losses.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$4,705	$4,587	$3,956	$6,593	$4,692
Charge-offs:
Real Estate Loans
One-to four-family	133	107	192	78	300
Commercial	-	-	605	4,637	-
Other (Land & Multi-family)	41	-	-	-	-
Real Estate Construction Loans
Construction One-to four- family	275	-	-	-	-
Construction Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	550	14	160	63	25
Consumer	1,819	1,094	1,249	1,642	2,259
Commercial	135	-	120	-	664
Total charge-offs	2,953	1,215	2,326	6,420	3,248
Recoveries:
Real Estate Loans
One-to four-family	5	54	40	7	86
Commercial	893	83	51	-	-
Other (Land & Multi-family)	-	-	-	-	-
Real Estate Construction Loans
Construction One-to four-family	-	-	-	-	-
Construction Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	71	18	1	11	2
Consumer	1,145	703	732	790	823
Commercial	-	-	12	-	-
Total recoveries	2,114	858	836	808	911
Net charge-offs	839	357	1,490	5,612	2,337
Provision for loan losses	2,616	475	2,121	2,975	4,238
Balance at end of period	$6,482	$4,705	$4,587	$3,956	$6,593
Net charge-offs to average loans during this period (1)	0.13%	0.06%	0.27%	1.16%	0.57%
Net charge-offs to average non-performing loans during this period	24.71%	11.36%	43.41%	122.10%	30.88%
Allowance for loan losses to non-performing loans	82.69%	154.21%	175.36%	59.42%	87.13%
Allowance as % of total loans (end of period) (1)	0.92%	0.73%	0.78%	0.75%	1.47%

(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts

The distribution of the allowance for loan losses on loans at the dates indicated is summarized as follows:

	At December 31,
	2007			2006			2005
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$1,609	$377,956	53.51%	$771	$334,000	52.14%	$672	$324,682	55.88%
Commercial	583	74,748	10.58%	660	60,912	9.51%	1,041	59,074	10.16%
Other (land & multi-family)	883	40,698	5.76%	212	34,446	5.38%	117	20,302	3.49%

Real Estate Constrcution
Construction One-to four family	399	13,448	1.90%	323	32,467	5.07%	185	24,242	4.17%
Construction Commercial	571	11,129	1.58%	63	2,862	0.45%	26	2,577	0.44%
Acquistion & Development	-	5,329	0.75%	-	2,103	0.33%	-	-	-

Other Loans
Home Equity	1,295	98,410	13.93%	745	91,062	14.22%	497	79,016	13.60%
Consumer	691	64,673	9.16%	1,327	63,630	9.93%	1,581	62,846	10.81%
Commercial	451	20,009	2.83%	604	19,044	2.97%	468	8,430	1.45%
Total	$6,482	$706,400	100.01%	$4,705	$640,526	100.00%	$4,587	$581,169	100.00%

	2004			2003
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real Estate Loans
One-to four-family real estate	$494	$303,544	58.44%	$281	$236,959	53.73%
Commercial real estate	1,404	57,178	11.01%	3,622	56,228	12.75%
Other (land & multi-family)	32	20,120	3.87%	28	13,568	3.08%

Real Estate Constrcution
Construction-one-to four family	71	14,275	2.75%	-	11,913	2.70%
Construction -commercial	179	2,577	0.50%	1,049	18,663	4.23%
Acquistion & Development	-	-	-	-	-	-

Other Loans
Home equity	332	60,077	11.57%	45	39,217	8.89%
Consumer	1,227	57,893	11.15%	1,328	60,925	13.81%
Commercial	217	3,711	0.71%	240	3,553	0.81%
Total	$3,956	$519,375	100.00%	$6,593	$441,026	100.00%

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

The board of directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the board. Investment activities are directed by the Chief Administrative Officer, Chief Financial Officer, and the Treasurer in coordination with the Company’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

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

The following table sets forth the composition of the securities portfolio and other earning assets at the dates indicated.

	At December 31,
	2007		2006		2005
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency	$11,510	8.58%	$16,280	16.41%	$32,079	44.58%
State and municipal	8,684	6.47%	1,729	1.74%	5,361	7.45%
Mortgage backed	114,022	84.95%	81,222	81.85%	34,525	47.97%
Total	$134,216	100.00%	$99,231	100.00%	$71,965	100.00%

Other earning assets:
Interest-earning deposits with banks	$24,584	63.27%	$30,486	76.92%	$15,918	64.21%
FHLB stock	9,293	23.92%	7,948	20.05%	7,074	28.53%
Other investments	4,977	12.81%	1,200	3.03%	1,800	7.26%
Total	$38,854	100.00%	$39,634	100.00%	$24,792	100.00%

The composition and maturities of the debt securities portfolio, as of December 31, 2007, are as follows:

			Greater Than	Greater
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Than 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)

US government and agency	$-	$5,218	$972	$5,277	$11,467	$11,510
State and Municipal	-	-	433	8,412	8,845	8,684
Mortgage-backed	-	1,586	12,122	100,040	113,748	114,022
Total investment securities	$-	$6,804	$13,527	$113,729	$134,060	$134,216

Weighted average yield	-%	4.56%	5.32%	5.45%	5.42%	5.42%

(1)	The above presentation does not include the carrying values, yields and maturities of mutual funds as these investments do not have contractual maturities.

Sources of Funds

General. The Bank’s sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of investment securities, borrowings, and funds provided from operations.

Deposits. The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms. Deposits consist of time deposit accounts, savings, money market and demand deposit accounts. Historically, the Bank has paid attractive rates on deposit accounts. The Bank relies primarily on competitive pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank will purchase time deposit accounts from brokers at costs and terms which are comparable to time deposits originated in the branch offices.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. Pricing of deposits are managed to be consistent with overall asset/liability management, liquidity and growth objectives. Management consider numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank (“FHLB”). Interest rates are reviewed by senior management weekly. Based on historical experience, management believes that the Bank’s deposits are a relatively stable source of funds. Despite this stability, the Bank’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2007			2006			2005
			Weighted			Weighted			Weighted
			average			average			average
	Balance	Percent	rate	Balance	Percent	rate	Balance	Percent	rate

Deposit type:
Non interest bearing demand	$35,284	6.05%	-	$38,301	6.68%	-	$38,454	7.45%	-
Savings	35,633	6.11%	0.37%	41,915	7.31%	0.42%	53,725	10.41%	0.41%
Interest bearing demand	45,893	7.88%	2.59%	52,895	9.23%	3.00%	79,739	15.44%	2.44%
Money market demand	149,266	25.61%	4.06%	116,314	20.31%	4.69%	46,535	9.01%	3.09%

Total transaction Accounts	266,076	45.66%	2.77%	249,425	43.53%	2.89%	218,453	42.31%	1.65%

Certificates of deposit	316,654	54.34%	4.98%	323,627	56.47%	4.83%	297,868	57.69%	3.81%

Total deposits	$582,730	100.00%	3.97%	$573,052	100.00%	3.99%	$516,321	100.00%	2.90%

As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $125.7 million. The following table sets forth the maturity of those certificates as of December 31, 2007.

Maturity Period	At December 31, 2007
(Dollars in Thousands)

Three months or less	$16,232
Over three months through six months	24,982
Over six months through one year	56,308
Over one year to three years	25,710
Over three years	2,507

Total	$125,739

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

Advances from the FHLB of Atlanta may be obtained upon the security of mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2007, the Company had $173.0 million in FHLB advances outstanding.

The following table sets forth information as to FHLB advances for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Average balance outstanding	$148,184	$128,260	$119,462

Maximum month-end balance	$173,000	$144,000	$129,000

Balance at end of period	$173,000	$144,000	$129,000

Weighted average interest rate during the period	4.49%	4.42%	4.16%

Weighted average interest rate at end of period	4.23%	4.45%	4.18%

Subsidiary and Other Activities

At December 31, 2007, Atlantic Coast Federal Corporation did not have any active subsidiaries other than Atlantic Coast Bank. During 2005, Atlantic Coast Bank formed Atlantic Coast Holdings (“Holdings”) as a wholly owned subsidiary for the purpose of managing and investing in certain securities, as well as owning all of the common stock and 85% of the preferred stock of Coastal Properties, Inc. a Real Estate Investment Trust (“REIT”). The REIT was formed for the purpose of holding Georgia and Florida first lien residential mortgages originated by Atlantic Coast Bank.

Employees

At December 31, 2007, the Bank had a total of 183 employees, including 12 part-time employees. The Company’s employees are not represented by any collective bargaining group.

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

In 2007, Atlantic Coast Federal, MHC waived receipt of quarterly dividends in the total amount of $5.0 million. It is anticipated that Atlantic Coast Federal, MHC will waive dividends, from time to time, paid by Atlantic Coast Federal Corporation, if any. Under OTS regulations, public stockholders would not be diluted because of any dividends waived by Atlantic Coast Federal, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Atlantic Coast Federal, MHC converts to stock form.

Conversion of Atlantic Coast Federal, MHC to Stock Form. The OTS regulations permit Atlantic Coast Federal, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Second Step Conversion”). There can be no assurance when, if ever, a second Step Conversion will occur. In a Second Step Conversion a new holding company would be formed as the successor to Atlantic Coast Federal Corporation (the “New Holding Company”), Atlantic Coast Federal, MHC’s corporate existence would end, and certain depositors of Atlantic Coast Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Atlantic Coast Federal, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Atlantic Coast Federal Corporation immediately prior to the Second Step Conversation. The total number of shares held by Minority Stockholders after a Second Step Conversion also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Second Step Conversion.

A Second-Step Conversion requires the approval of the OTS as well as a majority of the votes eligible to be cast by the members of Atlantic Coast Federal, MHC and a majority of the votes eligible to be cast by the stockholders of Atlantic Coast Federal Corporation other than Atlantic Coast Federal, MHC.

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

Atlantic Coast Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2007, Atlantic Coast Bank’s lending limit under this restriction was $11.3 million. Atlantic Coast Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

Insurance of Deposit Accounts. Deposit accounts at Atlantic Coast Bank are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000 per separately insured depositor and up to a maximum amount of $250,000 for self-directed retirement accounts. Atlantic Coast Bank deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Regulatory Capital Requirements

Federally insured savings institutions, such as Atlantic Coast Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Atlantic Coast Bank meets the requirements to be considered adequately capitalized, as well as those required to be well capitalized. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2007, Atlantic Coast Bank had $2.8 million of intangible assets consisting of goodwill of $2.6 million and net core deposit intangible of $183,000.

At December 31, 2007, Atlantic Coast Bank had tangible capital of $70.4 million, or 7.7% of adjusted total assets, which is approximately $56.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2007, Atlantic Coast Bank had $2.8 million of intangibles, which were subject to these tests. At December 31, 2007, Atlantic Coast Bank had core capital equal to $70.4 million, or 7.7% of adjusted total assets, which is $33.6 million above the minimum requirement of 4.0% in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets (“Tier 1”). At December 31, 2007, Atlantic Coast Bank had Tier 1 risk-based capital of $75.5 or 12.1% of risk-weighted assets, which is approximately $50.4 million above the minimum on such date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On December 31, 2007, Atlantic Coast Bank had total risk-based capital of $75.5 million and risk-weighted assets of $626.4 million; or total capital of 12.1% of risk-weighted assets. This amount was $25.4 million above the 8.0% requirement in effect on that date.

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

Generally, savings institutions, such as Atlantic Coast Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to 100% of reported net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Atlantic Coast Bank may pay dividends to Atlantic Coast Federal Corporation in accordance with this general authority.

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

Qualified Thrift Lender Test

All savings institutions, including Atlantic Coast Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2007, Atlantic Coast Bank was in compliance with the test.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2007, Atlantic Coast Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

As a member, Atlantic Coast Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2007, Atlantic Coast Bank had $9.3 million in FHLB stock, which was in compliance with this requirement. In past years, Atlantic Coast Bank has received substantial dividends on its FHLB stock. Atlantic Coast Bank received dividends of $490,000 for the fiscal year ended December 31, 2007. Over the past two fiscal years such dividends have averaged 5.86% and were 5.98% for the fiscal year ended December 31, 2007.

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

Item 1A. Risk Factors

The business, and an investment in the common stock, involves risks. Summarized below are the risk factors which management believe are material to the business and could negatively affect operating results, financial condition and the trading value of the common stock. Other risks factors not currently known to management, or risk factors that are currently deemed to be immaterial or unlikely, also could adversely affect the business. In assessing the following risk factors, the reader should also refer to the other information contained in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

Risks Relating to the Business

The geographic concentration in loans secured by one- to four- family residential real estate may increase credit losses, which could increase the level of provision for loan losses.

As of December 31, 2007 approximately 59.6% of the total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida. The recent downturn in the local and national economy could adversely affect the Bank’s loan customers’ ability to repay their loans. In the event that the Bank is required to foreclose on a property securing a mortgage loans or pursue other remedies in order to protect the Bank’s investment, there can be no assurance that the Bank will recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, the Bank would sustain loan losses and potentially incur a higher provision for loan loss expense.

The loan portfolio possesses increased risk due to our growing number of commercial real estate, commercial business and construction loans and consumer loans, which could increase the level of provision for loan losses.

The Bank’s outstanding commercial real estate, commercial business, construction, multi-family, and automobile and other consumer loans accounted for approximately 32.6% of the total loan portfolio as of December 31, 2007. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties. These loans have higher risks than loans secured by residential real estate for the following reasons:

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

The loan portfolio possesses increased risk due to rapid expansion during a period of rising real estate values, high sales volume activity and historically low interest rate environment.

From December 31, 2001 to December 31, 2007, the balance of the gross loan portfolio has grown from $337.1 million to $706.4 million, an increase of 109.6% with approximately 72% of that growth occurring in the last four years. Much of this growth is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida. As a result of this rapid expansion during a period of rising real estate values and historically low interest rates, a significant portion of the loan portfolio is unseasoned and potentially under collateralized given the recent decline in real estate values. Sufficient time has not elapsed to ascertain the magnitude of potential losses resulting from this level of growth during a period of intense real estate market activity. Additionally, given the historically low interest rate environment over this same period, the unseasoned adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level and may involve repayment risks resulting from potentially increasing payment obligations by the borrower as a result of repricing. At December 31, 2007 there were $374.0 million in adjustable rate loans which made up 52.9% of the loan portfolio.

If economic conditions deteriorate in our primary market areas of Jacksonville, Florida0 and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrower’s ability to repay loans declines and the value of the collateral securing the loan decreases.

The Bank’s financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events. The Bank holds approximately 25.0% of the deposits in Ware County, the county in which Waycross, Georgia is located. On the contrary, the Bank has approximately 1.21% of the deposits in the Jacksonville, Florida, metropolitan area. Additionally, the Bank’s market share of loans in Ware County is significantly greater than its share of the loan market in the Jacksonville metropolitan area. As a result of the concentration in Ware County, the Bank may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

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

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of our senior management team. Our strategy and operations are directed by the senior management team, approximately one-third of whom have joined us since 2004 and each of whom has over 10 years of financial institution experience. Currently, only the president and chief executive officer, who has served in such position since 1983, and the chief administrative officer, have an employment contract. Any loss of the services of the president and chief executive officer or other members of the management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets.

Future changes in interest rates could impact our net income.

Net income is the amount by which net interest income and non-interest income exceeds non-interest expenses and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

A substantial percentage of our interest-earning assets, such as residential mortgage loans, have longer maturities than our interest-bearing liabilities, which consist primarily of certificates of deposit and borrowings. As a result, our net interest income is adversely affected if the average cost of our interest-bearing liabilities increases more rapidly than the average yield on our interest-earning assets.

The Federal Reserve Board lowered the federal funds rate three times during 2007, from 5.25% to 4.25%, with all decreases occurring during the last four months of 2007. The federal funds rate has a direct correlation to general rates of interest, including the Bank’s interest-bearing deposits. As explained in more detail in Item 7A of this Annual Report on Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk,” the Bank’s mix of asset and liabilities are considered to be sensitive to interest rate changes. If interest rates continue to decrease, net interest income could increase. However, in a declining rate environment, the Bank may be susceptible to the payoff or refinance of high rate mortgage loans that could reduce net interest income. On the other hand, if interest rates rise, net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related and investment securities. For a further discussion of how changes in interest rates could impact the Bank, see Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

Our non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. Our efficiency ratio has been affected by our efforts to expand our branch network and the corresponding infrastructure, as well as by the inverted yield curve, which affects our ability to originate loans with interest rates sufficiently in excess of our deposit and borrowing costs. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2007 and 2006, our efficiency ratio was 86.8% and 73.1%, respectively. Generally, this means that we spent $0.87 and $0.73 during 2007 and 2006 to generate $1.00 of income. This reflects a trend where our efficiency ratio has deteriorated from 63.5% to 86.8% for the six-year period ended December 31, 2007.

Strong competition in our primary market area may reduce our ability to obtain loans and also decrease our yield on loans.

We are located in a competitive market that affects our ability to obtain loans through origination or purchase as well as originating them at rates that provide an attractive yield. Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions. Internet based lenders have also become a greater competitive factor in recent years. Such competition for the origination and purchase of loans may limit future growth and earnings prospects.

Strong Competition In Our Primary Market Area May Reduce Our Ability To Attract And Retain Deposits And Also Increase Our Cost of Funds.

We operate in a very competitive market for the attraction of deposits, the primary source of our funding. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years competition has also come from institutions that largely deliver their services over the internet. Such competitors have the competitive advantage of lower infrastructure costs. Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, competition for interest-bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, Atlantic Coast Bank incurs a higher cost of funds in an effort to attract and retain customer deposits. We strive to grow our lower cost deposits, such as non-interest-bearing checking accounts, in order to reduce our cost of funds.

Future economic growth in our Florida market area is likely to be more moderate.

Since 2000, the Jacksonville metropolitan area has been one of the fastest growing economies in the United States. Consequently, the area has experienced substantial growth in population, new business formation and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be moderate in the near term. Growth in the first mortgage loan portfolio has been negatively impacted by a slowing in residential real estate sales activity in our markets. A decrease in existing and new home sales decreases lending opportunities and may negatively affect our income. In addition, the Jacksonville metropolitan area has the 27th highest foreclosure rate of one- to four-family residences in the United States. Some of our commercial real estate loans secured by properties in the early stages of development could also be adversely affected by a downturn in Florida’s real estate market or in general economic conditions. Further declines in the real estate market could have a significant effect on the Florida economy, thus negatively affecting our customer funds on deposit, loan demand and our branch expansion efforts.

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

Atlantic Coast Federal Corporation’s common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in the Stock Company’s common stock is relatively small, less than approximately 7,200 shares per day in 2007, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of Atlantic Coast Federal Corporation’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Atlantic Coast Federal Corporation’s holding company, Atlantic Coast Federal, MHC owned approximately 63.8% of the common stock at December 31, 2007. Directors and executive officers own or control approximately 7.4% of the common stock. The same directors and executive officers that manage Atlantic Coast Federal Corporation, also manage Atlantic Coast Federal, MHC. Public stockholders who are not associated with the MHC or Atlantic Coast Federal Corporation owned approximately 28.8% of the common stock at December 31, 2007. The Board of Directors of Atlantic Coast Federal, MHC will be able to exercise voting control over most matters put to a vote of stockholders because the MHC owns a majority of Atlantic Coast Federal Corporation’s common stock. For example, Atlantic Coast Federal, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

Stock issued pursuant to the exercise of stock options awarded to directors and management will dilute public stockholder ownership.

Directors and management currently hold options to purchase approximately 560,000 shares of common stock, or 4.1% of total common stock outstanding. There are an additional 140,000 shares available for future awards of options under the current stock option plan, or 1.0% of the common stock outstanding. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of grant. The payments are not made until the option is actually exercised by the recipient. The issuance of common stock pursuant to the exercise of total stock options under the stock option plan will result in the dilution of existing stockholders voting interests by 5.1% unless shares are repurchased to cover such exercise.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2007, Atlantic Coast Bank had thirteen full-service offices and one drive-up facility and a leased office space for the Florida regional center. Atlantic Coast Bank owns all locations except the regional office in Jacksonville, FL. The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $16.6 million at December 31, 2007.

The following table provides a list of the Bank’s main and branch offices.

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date	December 31, 2007
			(Dollars in Thousands)
HOME AND EXECUTIVE OFFICE	Owned	—	$1,625
AND MAIN BRANCH
505 Haines Avenue
Waycross, GA 31501

FLORIDA REGIONAL CENTER	Leased	June 2009	114
10151 Deerwood Park Blvd.
Building 100, Suite 501
Jacksonville, FL 32256

BRANCH OFFICES:	Owned	—	67
Drive-up Facility
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	—	594
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	451
Douglas, GA 31533

213 Hwy 80 West	Owned	—	283
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	1,065
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	1,091
Jacksonville, FL 32221

1970 Solomon Street	Owned	—	185
Orange Park, FL 32073

463 West Duval Street	Owned	—	153
Lake City, FL 32055

930 University Avenue, North	Owned	—	1,073
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,481
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	—	4,056
Neptune Beach, FL 32233

2766 Race Track Road	Owned	—	2,409
Jacksonville, FL 32259

715 Centre Street	Owned	—	1,067
Fernandina Beach, FL 32034

Management believes the Company’s facilities are suitable for their purpose and adequate to support its business. Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations. In October 2006 the new Julington Creek branch opened in the northwest corner of St. Johns County, Florida. In January 2007 Atlantic Coast Bank relocated the Atlantic Blvd branch from a leased location to a new stand alone branch building at 1425 Atlantic Blvd. In January 2008 Atlantic Coast Bank relocated the Orange Park, Florida branch from an owned location to a larger, leased location. Atlantic Coast Bank currently has a second site in St. Johns County, Florida and continues to actively evaluate other sites for future expansion with a focus in the Florida market.

Atlantic Coast Bank uses an in-house data processing system, with support provided by Open Solutions, a third-party vendor to maintain the Company’s database of depositor and borrower customer information. This year Atlantic Coast Bank extended the data processing contact with Open Solutions for an additional five year term taking the contract to March 2012. The net book value of data processing and computer equipment at December 31, 2007, was approximately $403,000.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the special meeting of stockholders of Atlantic Coast Federal Corporation held on November 27, 2008, the following matters were submitted to stockholders with the results noted.

Proposal No. 1

The approval of a plan of conversion and reorganization (the “Plan”) pursuant to which the Atlantic Coast Federal, MHC (the “Mutual Holding Company”) will be merged into Atlantic Coast Bank (the “Bank”), and Atlantic Coast Federal Corporation (the “Company”) will be succeeded by Atlantic Coast Financial Corporation, a new Maryland corporation that has been established for the purpose of completing the conversion. Pursuant to the Plan, shares of common stock representing Atlantic Coast Federal Corporation’s current 63.8% ownership interest in the Company will be offered for sale in a stock offering. Common stock of the Company currently held by public stockholders will be converted into the right to receive shares of Atlantic Coast Financial Corporation stock pursuant to an exchange ratio specified in the Plan. As a result of the conversion, stockholders of Atlantic Coast Federal Corporation (depositors of the Bank) will no longer have voting rights unless they become stockholders of Atlantic Coast Financial Corporation.

	For	Against, Abstain or Not Voted

Number of Votes	12,031,475	1,365,843

Number of Votes Cast by Person Other than the Mutual Holding Company	3,302,975	1,365,843

Percentage of 13,675,825 outstanding shares	88.0%	10.0%

Percentage of 4,947,325 shares owned by stockholders other than the Mutual Holding Company	66.8%	27.6%

Proposal No. 2

The approval of an adjournment of the special meeting, if necessary, to solicit additional proxies in the event that there are not sufficient votes at the time of the special meeting to approve the plan of conversion.

	For	Against, Abstain or Not Voted

Number of Votes	11,966,261	1,431,057

Number of Votes Cast by Persons Other than the Mutual Holding Company	3,237,761	1,431,057

Percentage of 13,675,825 outstanding shares	87.5%	10.5%

Percentage of 4,947,325 shares owned by stockholders other than the Mutual Holding Company	65.4%	28.9%

Proposal No. 3(a)

The approval of an increase in the authorized shares of capital stock. The authorized capital stock of Atlantic Coast Financial Corporation consists of 100,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. The current authorized capital stock of Atlantic Coast Federal Corporation consists of 18,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

	For	Against, Abstain or Not Voted

Number of Votes	11,619,315	1,778,003

Number of Votes Cast by Persons Other than the Mutual Holding Company	2,890,815	1,778,003

Percentage of 13,675,825 outstanding shares	85.0%	13.0%

Percentage of 4,947,325 shares owned by stockholders other than the Mutual Holding Company	58.4%	35.9%

Proposal No. 3(b)

The approval of a provision in Atlantic Coast Financial Corporation’s articles of incorporation to limit the ability of stockholders to remove directors. The articles of incorporation of Atlantic Coast Financial Corporation provide that any director may be removed by stockholders only for cause upon the affirmative vote of the holders of at least 80% of the shares entitled to vote in the election of directors.

	For	Against, Abstain or Not Voted

Number of Votes	11,115,740	2,281,578

Number of Votes Cast by Persons Other than the Mutual Holding Company	2,387,240	2,281,578

Percentage of 13,675,825 outstanding shares	81.3%	16.7%

Percentage of 4,947,325 shares owned by stockholders other than the Mutual Holding Company	48.3%	46.1%

Proposal No. 3(c)

The approval of a provision in Atlantic Coast Financial Corporation’s articles of incorporation to limit business combinations with interested stockholders. The articles of incorporation of Atlantic Coast financial Corporation require the approval of the holders of at least 80% of Atlantic Coast Financial Corporation’s outstanding shares of voting stock entitled to vote to approve certain “business combinations” with an “interested stockholder.” This supermajority voting requirement will not apply in cases where the proposed transaction has been approved by a majority of disinterested directors or where various fair price and procedural condition have been met.

	For	Against, Abstain or Not Voted

Number of Votes	11,254,273	2,143,045

Number of Votes Cast by Persons Other than the Mutual Holding Company	2,525,773	2,143,045

Percentage of 13,675,825 outstanding shares	82.3%	15.7%

Percentage of 4,947,325 shares owned by stockholders other than the Mutual Holding Company	51.1%	43.3%

Proposal No. 3(d)

The approval of a provision in Atlantic Coast Financial Corporation’s articles of incorporation requiring a super-majority vote to approve certain amendments to Atlantic Coast Financial Corporation’s articles of incorporation.

	For	Against, Abstain or Not Voted

Number of Votes	11,217,009	2,180,309

Number of Votes Cast by Persons Other than the Mutual Holding Company	2,488,509	2,180,309

Percentage of 13,675,825 outstanding shares	82.0%	15.9%

Percentage of 4,947,325 shares owned by stockholders other than the Mutual Holding Company	50.3%	44.1%

Proposal No. 3(e)

The approval of a provision in Atlantic Coast Financial Corporation’s bylaws requiring a super-majority vote of stockholders to approve stockholder proposed amendments to Atlantic Coast Financial Corporation’s bylaws.

	For	Against, Abstain or Not Voted

Number of Votes	11,209,428	2,187,890

Number of Votes Cast by Persons Other than the Mutual Holding Company	2,480,928	2,187,890

Percentage of 13,675,825 outstanding shares	82.0%	16.0%

Percentage of 4,947,325 shares owned by stockholders other than the Mutual Holding Company	50.1%	44.2%

Proposal No. 3(f)

The approval of a provision in Atlantic Coast Financial Corporation’s articles of incorporation to limit the voting rights of shares beneficially owned in excess of 10% of Atlantic Coast Financial Corporation’s outstanding voting stock.

	For	Against, Abstain or Not Voted

Number of Votes	11,222,135	2,175,183

Number of Votes Cast by Persons Other than the Mutual Holding Company	2,493,635	2,175,183

Percentage of 13,675,825 outstanding shares	82.1%	15.9%

Percentage of 4,947,325 shares owned by stockholders other than the Mutual Holding Company	50.4%	44.0%

On December 12, 2007, the Company announced the termination of its Second Step Conversion under the Plan of Conversion and Reorganization due to market conditions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Atlantic Coast Federal Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 21, 2008, there were 14,813,469 shares of common stock issued, with approximately 2,000 stockholders of record, including approximately 1,500 beneficial owners and other persons or entities holding stock in nominee or “street name” accounts with brokers.

The Company began paying quarterly dividends in May 2005 using earnings from investments and uninvested proceeds received from the minority share stock offering completed on October 4, 2004. Future dividend payments by Atlantic Coast Federal Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Bank. Under OTS regulations, the dollar amount of dividends that Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings. Generally, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OTS regulations. See Business -“How We Are Regulated-Limitations on Dividends and Other Capital Distributions.” Atlantic Coast Bank may not declare or pay a dividend on, or repurchase any, of its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount prescribed by the OTS for adequately capitalized institutions.

The following table sets forth the quarterly market price range of, and dividends declared on, the Atlantic Coast Federal Corporation’s common stock for the two years ended December 31, 2007 and 2006:

	High	Low	Dividends

Fiscal 2007
January 1-March 31	$19.10	$17.18	$0.13
April 1- June 30	20.06	15.55	0.14
July 1- September 30	15.80	12.42	0.15
October 1- December 31	15.38	10.61	0.15

Fiscal 2006
January 1-March 31	$14.80	$14.05	$0.09
April 1- June 30	15.99	14.29	0.10
July 1- September 30	18.33	14.90	0.11
October 1- December 31	18.40	17.31	0.12

Set forth hereunder is a stock performance graph comparing: (a) the cumulative total return on the common stock of Atlantic Coast Federal Corporation between October 5, 2004, the day the common stock commenced trading, and December 31, 2007, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Composite over such period, and (c) the cumulative total return on stocks included in the SNL MHC Thrift Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that Atlantic Coast Federal Corporation’s stock performance will continue in the future with the same or similar trend depicted in the graph. Atlantic Coast Federal Corporation will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	10/05/04	12/31/04	06/30/05	12/31/05	12/31/06	12/31/07
Atlantic Coast Federal Corporation	100.00	117.19	105.74	121.39	161.27	108.67
NASDAQ Composite	100.00	111.25	105.19	112.78	123.51	135.63
SNL MHC Thrift Index	100.00	107.35	107.38	110.29	151.04	130.82

The table below sets forth information regarding Atlantic Coast Federal Corporation’s common stock repurchase plan during the years ended December 31, 2007 and 2006.

Quarter ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2007	105,838	18.59	105,838	182,646
June 30, 2007	-	-	-	182,646
September 30, 2007	-	-	-	182,646
December 31, 2007	-	-	-	182,646
Total	105,838	18.59	105,838	182,646

March 31, 2006	-	-	-	200,032
June 30, 2006	-	-	-	200,032
September 30, 2006	335,782	17.50	335,782	342,250
December 31, 2006	53,766	18.18	53,766	288,484
Total	389,548	17.59	389,548	288,484

Set forth below is information, as of December 31, 2007, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price(2) of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(3)

Equity compensation plans approved by stockholders	573,095	$13.96	139,732
Equity compensation plans not approved by stockholders	—	—	—
Total	573,095	$13.96	139,732

(1)	Consists of options to purchase 573,095 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(3)	Consists of stock options for 147,314 shares of common stock available to be granted from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

Item 6. Selected Financial Data

The following is a summary of selected consolidated financial data of Atlantic Coast Federal Corporation at and for the dates indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

	At December 31,
Selected Consolidated Balance Sheet Data:	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Total assets	$931,026	$843,079	$744,116	$637,678	$498,417
Cash and cash equivalents	29,310	41,057	37,959	25,708	8,996
Securities available-for-sale	134,216	99,231	71,965	53,363	26,039
Loans receivable, net	703,513	639,517	580,441	517,711	435,622
FHLB stock	9,293	7,948	7,074	5,511	3,082
Deposits	582,730	573,052	516,321	435,682	392,256
Total borrowings	173,000	144,000	129,000	100,314	60,971
Total stockholders’ equity	89,806	91,087	92,917	98,700	43,218

	Years Ended December 31,
Selected Consolidated Statement of Income Data:	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Total interest income	$55,509	$46,407	$37,254	$31,772	$31,212
Total interest expense	33,123	24,747	17,139	11,643	11,781
Net interest income	22,386	21,660	20,115	20,129	19,431
Provision for loan losses	2,616	475	2,121	2,975	4,238

Net interest income after provision for loan losses	19,770	21,185	17,994	17,154	15,193
Non-interest income	6,926	8,005	7,937	5,207	7,533
Non-interest expense	25,451	21,679	19,616	17,256	15,911

Income before income taxes	1,245	7,511	6,315	5,105	6,815

Income tax expense (1)	130	2,382	1,290	1,815	2,398

Net income	$1,115	$5,129	$5,025	$3,290	$4,417
Earnings per share:
Basic	$0.08	$0.38	$0.36	$0.33	$0.51
Earnings per share:
Diluted	$0.08	$0.38	$0.36	$0.33	$0.51

Item 6. Selected Financial Data, continued

Selected Consolidated Financial Ratios and Other Data:	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.12%	0.66%	0.71%	0.56%	0.91%
Return on equity (ratio of net income to average equity)	1.22%	5.48%	5.07%	6.05%	10.77%
Dividend Payout ratio	712.5%	110.53%	72.22%	-%	-%
Interest rate spread information:
Average during period	2.23%	2.55%	2.62%	3.29%	3.98%
Net interest margin(2)	2.67%	2.99%	3.06%	3.64%	4.25%
Ratio of operating expense to average total assets	2.85%	2.78%	2.78%	2.95%	3.28%
Efficiency ratio(3)	86.83%	73.08%	69.93%	68.11%	59.01%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.96%	113.01%	116.92%	116.63%	110.55%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	1.03%	0.40%	0.39%	1.09%	1.73%
Allowance for loan losses to non performing loans	82.69%	154.21%	175.36%	59.42%	87.13%
Allowance for loan losses to total Loans	0.92%	0.73%	0.78%	0.75%	1.47%
Net charge-offs to average outstanding loans	0.13%	0.06%	0.27%	1.16%	0.57%
Non-performing loans to total Loans	1.11%	0.48%	0.45%	1.28%	1.72%

Capital Ratios:
Equity to total assets at end of period	9.65%	10.80%	12.49%	15.48%	8.67%
Average equity to average assets	10.02%	12.00%	14.07%	9.29%	8.46%

Other Data:
Number of full-service offices	13	13	12	12	12
Number of loans	14,101	14,679	15,151	15,840	15,378
Number of deposit accounts(4)	48,334	49,896	51,738	56,962	65,954

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

Allowance for Loan Losses

An allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a SFAS No. 5, Accounting for Contingencies (“SFAS 5”) component by type of loan and specific allowances for identified problem loans. The allowance incorporates the results of measuring impaired loans as provided in SFAS 114 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component. Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2007 and management believes this trend will continue.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

Management also evaluates the allowance for loan losses based on a review of individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

The allowance for loan losses was $6.5 million at December 31, 2007, and $4.7 million at December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.92% at December 31, 2007, and 0.73% as of December 31, 2006. The provision for loan losses for each quarter of 2007 and 2006, and the total for the respective years is as follows:

	2007	2006
	(In Millions)
First quarter	$0.3	$0.1
Second quarter	0.5	0.2
Third quarter	0.4	(0.1)
Fourth quarter	1.4	0.3
Total	$2.6	$0.5

This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long-term and short-term periods. Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact the required level of allowance for loan losses, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance for loan losses allocated to individually evaluated loan relationships was $1.4 million at December 31, 2007 and $500,000 at December 31, 2006, an increase of $900,000, primarily due to a decline in both real estate values and credit quality. The increase in the fourth quarter of 2007 primarily reflected the addition of certain northeast Florida commercial real estate loans. Given the rapidly changing and uncertain real estate market coupled with changes in borrowers’ financial condition, weakening of collateral values, and the overall economic conditions, management anticipates that there will continue to be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

Valuation of Goodwill

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $2.7 million as of December 31, 2007; therefore, if goodwill was determined to be impaired, the financial results could be materially impacted.

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

Business Strategy

Increase our Commercial Real Estate, Commercial and Residential Construction, Commercial Business Loans and Home Equity Lending. For the past five years our lending efforts were focused on the origination of one- to four-family residential real estate loans. More recently, we have begun to shift our focus to increasing our originations of home equity loans and construction loans for one- to four- family residences since these loans carry higher interest rates and adjust quicker when market rates increase. To a lesser extent, we have also originated other secured commercial loans (including permanent and construction commercial real estate and small business loans) and other types of consumer loans, such as automobile loans. Generally we originate all loans for portfolio retention. In the future, we intend to gradually reduce the relative percentage of outstanding one- to four-family residential loans while growing the outstanding balances of commercial real estate loans, both permanent and construction, and commercial business loans as opportunities arise while taking into consideration our funding needs and interest rate risk management.

This change in lending focus reflects changes in the real estate market in northeastern Florida along with the effect of the current and expected yield curve on loan pricing and the cost of deposits in our markets. In addition, our business strategy emphasizes the collection of retail deposits along with Federal Home Loan Bank advances as our principal sources of funds. In the future, we expect our strategy of increasing commercial real estate and other commercial loans will also lead to increased commercial deposit relationships which generally have a lower cost of funds than retail deposits.

Improve our Profitability. Our primary objective is to remain an independent, community-oriented financial institution, serving customers in our primary market areas. The Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to increase our profitability, grow our capital position and maintain high asset quality. This strategy, which includes our lending strategy described above, primarily involves: 1.) maintaining a portfolio of securities with investments, including mortgage-backed securities, that enable us to balance investment risk, rate of return and liquidity needs; 2.) managing operating expenses while providing high-quality customer service; 3.) purchasing one- to four-family residential mortgage loans for the purpose of supplementing our internal loan production and managing our interest rate risk; and 4.) capitalizing on the profitability and growth opportunities in our retail banking network by expanding individual customer relationships and focusing on targeted market segments.

Branch Expansion. As part of our on-going growth strategy, we will continue to explore branch network opportunities, either by building or leasing new branch facilities, or through acquisition from other financial institutions. Our recently completed and known future branch initiatives include:

•	opening a new branch in 2006 in St. Johns County, Florida;
•	completing construction of a new location to replace an existing facility in Neptune Beach, Florida, which opened in January 2007;
•	relocating our Orange Park, Florida branch office to a newly leased space about one mile from the current location, which opened January 2008; and
•
evaluating options for a new Florida headquarters that contains a branch office. We cannot estimate the total costs of this project at this time because site selection and the size of the building have not yet been determined.

Our results of operations may be significantly impacted by our ability to effectively implement our plans for expansion through acquisition or by the opening of new branches. Should we be unable to effectively integrate and manage acquired or merged businesses or attract significant new business through our branching efforts, our financial performance could be negatively impacted.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

General. Balance sheet growth for the year ended December 31, 2007 as compared to December 31, 2006 reflects a double-digit increase for the third consecutive year. Loan growth outpaced deposit growth, therefore the Bank had to leverage this growth through borrowings. Additionally, as part of our ongoing asset and liability management strategy, we continued to leverage our growth in securities available for sale to take advantage of favorable interest rate spreads and to reduce our overall exposure to interest rate risk.

Following is a summarized comparative balance sheet as of December 31, 2007 and December 31, 2006:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in thousands)
Assets
Cash and cash equivalents	$29,310	$41,057	$(11,747)	-28.6%
Other interest earning investments	-	1,200	(1,200)	-100.0%
Securities available for sale	134,216	99,231	34,985	35.3%
Loans	709,995	644,222	65,773	10.2%
Allowance for loan losses	(6,482)	(4,705)	(1,777)	37.8%
Loans, net	703,513	639,517	63,996	10.0%
Loans held for sale	640	4,365	(3,725)	-85.3%
Other assets	63,347	57,709	5,638	9.8%
Total assets	$931,026	$843,079	$87,947	10.4%

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$35,284	$38,301	$(3,017)	-7.9%
Interest bearing transaction accounts	45,893	52,895	(7,002)	-13.2%
Savings and money-market	184,899	158,229	26,670	16.9%
Time	316,654	323,627	(6,973)	-2.2%
Total deposits	582,730	573,052	9,678	1.7%
Federal Home Loan Bank advances	173,000	144,000	29,000	20.1%
Securities sold under agreement to repurchase	78,500	29,000	49,500	170.7%
Accrued expenses and other liabilities	6,990	5,940	1,050	17.7%
Total liabilities	841,220	751,992	89,228	11.9%
Stockholders' equity	89,806	91,087	(1,281)	-1.4%
Total liabilities and stockholders' equity	$931,026	$843,079	$87,947	10.4%

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

Securities available for sale. Securities available for sale is comprised primarily of debt securities of U.S. Government-sponsored organizations that issue mortgages, or mortgage-backed securities. In the near-term management expects the composition of the investment in securities available for sale to continue to be heavily weighted in mortgage-backed securities or the debt of U.S. Government-sponsored organizations that issue mortgages. During the year ended December 31, 2007, the Bank purchased approximately $67.9 million of investment securities, nearly all of which were mortgage-backed securities or the debt of government-sponsored organizations.

Real estate mortgages held for sale. Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential homes. The balance outstanding at December 31, 2007 is composed of individual residential mortgage loans assigned to the Bank in connection with a loan agreement with a mortgage broker entered into during 2006. Under the terms of the loan agreement, the Bank provides funds to the mortgage broker for individual mortgage loan closings. In exchange the Bank accepts an assignment of the individual mortgage loan pending its sale to various third-party investors arranged by the mortgage broker. Upon acceptance for purchase by the third-party investors, the loan agreement requires the Bank to reassign the loan back to the mortgage broker at par, for completion of the third-party sale. The Bank receives interest income upon the sale of these loans for the period of the assignment. As of December 31, 2007, the weighted average number of days outstanding of real estate mortgages held for sale was 5 days.

Loans. Following is a comparative composition of net loans as of December 31, 2007 and December 31, 2006:

	As of December 31,				Increase (decrease)
	2007	% of total loans	2006	% of total loans	Dollars	Percentage
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$377,956	53.5%	$334,000	52.1%	$43,956	13.2%
Commercial	74,748	10.6%	60,912	9.5%	13,836	22.7%
Other ( Land & Multifamily)	40,698	5.8%	34,446	5.4%	6,252	18.2%
Total real estate loans	493,402	69.9%	429,358	67.0%	64,044	14.9%

Real estate construction loans:
Construction-one-to-four family	13,448	1.9%	32,467	5.1%	(19,019)	-58.6%
Construction-commercial	11,129	1.6%	2,862	0.4%	8,267	288.9%
Acquisition & development	5,329	0.7%	2,103	0.3%	3,226	153.4%
Total real estate construction loans	29,906	4.2%	37,432	5.8%	(7,526)	-20.1%

Other loans:
Home equity	98,410	13.9%	91,062	14.2%	7,348	8.1%
Consumer	64,673	9.2%	63,630	9.9%	1,043	1.6%
Commercial	20,009	2.8%	19,044	3.0%	965	5.1%
Total other loans	183,092	25.9%	173,736	27.1%	9,356	5.4%

Total loans	706,400	100%	640,526	100%	65,874	10.3%

Allowance for loan losses	(6,482)		(4,705)		(1,777)	37.8%
Net deferred loan costs	3,256		3,348		(92)	-2.7%
Premiums on purchased loans	339		348		(9)	-2.6%

Loans, net	$703,513		$639,517		$63,996	10.0%

The composition of the net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages on one- to four-family residences. These loan categories represented approximately 67% and 66% of the total loan portfolio at December 31, 2007, and December 31, 2006, respectively. The modest increase in the Bank’s largest loan category, one- to four-family residential mortgages, reflects a change made to the marketing strategy in the second half of 2005 to reduce emphasis on this category of loans due to the on-going flat yield curve, which continued to hold interest rates on longer-term loans low relative to the Company’s cost of funds. More recently, growth has been negatively impacted by the slowing in residential real estate sales activity in the Bank’s markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate sales activity in the Northeast Florida markets, as well as in Florida in general. As a result of these factors, management believes that growth in one- to four-family residential mortgages will be limited in the near term. During 2007, in order to supplement internal retail loan origination volumes, the Company purchased approximately $51.0 million of fixed rate one-to four-family residential loans. Depending on liquidity, earning needs and the supply of high-quality loans management may continue to purchase one- to four-family residential mortgage loans to supplement internal loan originations and maintain current loan portfolio balances.

The Company’s loan portfolio is also heavily weighted in the state of Florida with 60 percent of one- to four-family loans being secured by properties in Florida. Georgia represents the second highest concentration with 26 percent of total one- to four-family loans. At December 31, 2007, 69 percent of the Bank’s residential construction loan portfolio was concentrated in Florida.

	Georgia	Florida	Other States	Total
1-4 Family First Mortgages	$84,483	$228,517	$64,956	$377,956
1-4 Family Second Mortgages	41,076	54,972	2,362	98,410
1-4 Family Construction Loans	2,311	9,305	1,832	13,448
	$127,870	$292,794	$69,150	$489,814

Total loan growth during 2007 was achieved primarily from one- to four-family residential loans, construction loans and home equity loans.

Allowance for Loan Losses. Allowance for loan losses was 0.92% and 0.73% of total loans outstanding at December 31, 2007 and 2006. Allowance for loan losses activity for the twelve months ended December 31, 2007 and 2006 was as follows:

	2007	2006
	(Dollars in Thousands)
Beginning balance	$4,705	$4,587
Loans charged-off	(2,953)	(1,215)
Recoveries	2,114	858
Net charge-offs	(839)	(357)
Provision for loan losses	2,616	475
Ending balance	$6,482	$4,705

An allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio. The general reserve, or SFAS 5, component is calculated by applying loss factors to outstanding loans based on an internal risk evaluation of both performing and non-performing loans. Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2007 and management believes this trend will continue.

Management also evaluates the allowance for loan losses based on a review of individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

 Non-performing loans totaled $7.8 million, or 1.11% of total loans, at December 31, 2007, compared to $3.1 million, or 0.48% of total loans, at December 31, 2006. Total impaired loans increased to $5.4 million at December 31, 2007 from $2.0 million at December 31, 2006, due mainly to a decline in both real estate values and credit quality. The total allowance allocated for impaired loans was $1.4 million, and $500,000 as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and December 31, 2006, all non-performing loans were classified as non-accrual, and the Bank did not have any restructured loans or loans 90 days past due and accruing interest as of the same dates. Non-performing loans, excluding small balance homogeneous loans, were $4.4 million and $1.1 million at December 31, 2007 and December 31, 2006, respectively.

Net charge-offs to average outstanding loans was 0.13% in 2007 up from 0.06% for 2006. Management believes net charge-offs will continue at high levels in 2008 in light of declining real estate values and current credit quality concerns.

Deposits. Savings and money market deposit account balances grew during the year ended December 31, 2007 as compared to the end of 2006, as the Bank increased the interest rates paid on its money market products to meet the rate of competitors in its markets. While raising the interest rates was necessary to both protect and grow deposit balances, management believes to a certain degree it has led to a disintermediation within the Bank’s deposit products, particularly from interest-bearing demand accounts, whose balances have declined during the year partially off setting the growth in money market account balances over the same period of time.

The decrease in time deposits as of December 31, 2007, as compared to 2006, includes approximately $5.1 million of additional brokered deposits, offset by the maturity of approximately $10.0 million. The brokered deposits have been used to replace maturing certificate of deposits and fund loan growth. Management expects future deposit growth as the Bank expands its products and services in new and existing markets, particularly in core deposits. Additionally, management anticipates that the Company will continue to purchase brokered deposits to meet liquidity demands when interest rates are favorable.

Securities sold under agreements to repurchase. Historically, the Company has only utilized advances from the Federal Home Loan Bank of Atlanta or broker originated certificates of deposit as an alternative to organic deposits for funding its lending and investment activities. While management expects FHLB advances to continue to be a significant source of funds in the future, the Company also expects to continue to utilize the sale of securities under an agreements to repurchase as a significant source of funds as well.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $78.5 million at December 31, 2007 with maturities beginning in October 2013, or, beginning in July 2008, individual advances may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. The Bank borrows funds from the FHLB to support its lending and investment activities. The increase in FHLB borrowings as of December 31, 2007 as compared to December 31, 2006, is due to additional advances of $95.0 million used to replace $66.0 million of advances that matured in 2007 and to fund lending growth.

FHLB advances had a weighted-average maturity of 86 months and a weighted-average rate of 4.23% at December 31, 2007. The Company expects to continue to utilize FHLB advances to manage short and long-term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ Equity

Net other comprehensive income for the twelve months ended December 31, 2007 resulted from an increase in unrealized gains on available for sale securities of $308,000. Going forward, management expects changes in interest rates to continue to cause swings in unrealized gains and losses from available for sale securities.

During 2007, the Company’s board of directors declared regular quarterly cash dividends in the aggregate of $0.57 per share. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 63.8% of the Stock Company’s total outstanding stock at December 31, 2007, has waived receipt of the dividend on its owned shares for each quarter of 2007. Total dividend payments waived by the MHC were $5.0 million. Management expects the MHC to waive receipt of payment on future dividends for its owned shares.

In August 2006 Atlantic Coast Federal Corporation completed its stock repurchase plan that began in early November 2005 by repurchasing approximately 580,000 shares of its common stock at an average price of $17.28 per share. In September 2006 the Stock Company’s Board of Directors approved a new repurchase plan to permit the Atlantic Coast Federal Corporation to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. Following the approval of the new stock repurchase plan the Stock Company repurchased approximately 190,000 shares at an average price of $17.92 per share during 2006 and 106,000 shares at an average price of $18.59 during the first quarter of 2007. As of December 31, 2007 approximately 182,000 shares of common stock remained to be repurchased under this plan although no assurances can be made regarding the number of shares that will actually be purchased, or the price that will be paid for such shares.

The Company’s equity to total assets ratio decreased to 9.65% at December 31, 2007, from 10.80% at December 31, 2006. The decrease was primarily due to the rate of asset growth through December 31, 2007, the stock purchase program and the expenses for the terminated Second-Step Conversion. Despite this decrease, Atlantic Coast Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well-capitalized” under this requirement. Total risk-based capital to risk-weighted assets was 12.1%, Tier 1 capital to risk-weighted assets was 11.2%, and Tier 1 capital to adjusted total assets was 7.7% at December 31, 2007. These ratios as of December 31, 2006 were 13.8%, 13.1% and 9.3%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006.

General. Net income for the year ended December 31, 2007, was $1.1 million, a decrease of $4.0 million from $5.1 million the year ended December 31, 2006. Net interest income increased 3.4%, or $726,000 in the year ended December 31, 2007 to $22.4 million, as compared to 2006, on growth in interest earning assets combined with an increase in the interest yield on such assets that offset the rising cost of deposits. Based on the geographic concentration of the Company's loan portfolio in the northeast Florida market, the weakening of specific loan participations as described under Non-Performing Assets, continued industry-wide credit quality concerns and the rapidly changing and uncertain real estate market conditions, the provision for loan losses was $2.6 million, an increase of 450.7% from $475,000 in 2006. Non-interest income for the year ended December 31, 2007 decreased by 13.5% to $6.9 million, as compared to $8.0 million in 2006, due primarily to decreased revenue from service charges and fees, lower income from interest rate swap agreements and higher loss on sale of foreclosed assets. Non-interest expense grew $3.8 million, or 17.4%, to $25.5 million for the year ended December 31, 2006, from $21.7 million in 2006, primarily due to the expensing of $1.8 million in costs incurred for the terminated Second-Step Conversion as well as increased compensation and benefit costs and other operating costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2007, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

				For the year ended December 31, (Dollars in Thousands)
	2007			2006			2005
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$668,150	$46,331	6.93%	$613,532	$41,029	6.69%	$549,259	$33,606	6.12%
Securites(2)	126,809	6,822	5.38%	75,917	3,604	4.75%	63,338	2,092	3.30%
Other interest-earning assets(3)	44,607	2,356	5.28%	34,205	1,774	5.19%	45,632	1,556	3.41%

Total interest-earning assets	839,566	55,509	6.61%	723,654	46,407	6.41%	658,229	37,254	5.66%
Non-interest-earning assets	54,085			56,600			46,658
Total assets	$893,651			$780,254			$704,887

INTEREST-BEARING LIABILITIES
Savings deposits	$40,333	157	0.39%	$49,104	195	0.40%	$61,069	260	0.43%
Interest on interest-bearing demand	50,092	1,481	2.96%	58,454	1,572	2.69%	60,774	1,307	2.15%
Money market accounts	155,863	7,012	4.50%	77,989	3,098	3.97%	53,942	1,415	2.62%
Time deposits	303,102	15,145	5.00%	312,564	13,584	4.35%	267,725	9,186	3.43%
Federal Home Loan Bank advances	148,184	6,653	4.49%	128,260	5,664	4.42%	119,463	4,971	4.16%
Securities sold under agreement to repurchase	59,063	2,675	4.53%	13,951	634	4.54%	-	-	-

Total interest-bearing liabilities	756,637	33,123	4.38%	640,322	24,747	3.86%	562,973	17,139	3.04%
Non-interest-bearing liabilities	45,563			46,318			42,744
Total liabilities	802,200			686,640			605,717
Stockholders' equity	91,451			93,614			99,170
Total liabilities and stockholders' equity	$893,651			$780,254			$704,887

Net interest income		$22,386			$21,660			$20,115
Net interest spread			2.23%			2.55%			2.62%
Net earning assets	$82,929			$83,332			$95,256
Net interest margin(4)			2.67%			2.99%			3.06%
Average interest-earning assets to average interest-bearing liabilities		110.96%			113.01%			116.92%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the year ended December 31, 2007 as compared to 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$3,412	$1,890	$5,302	$4,136	$3,287	$7,423
Securites	2,685	534	3,219	472	1,039	1,511
Other interest-earning assets	549	32	581	(455)	674	219
Total interest-earning assets	6,646	2,456	9,102	4,153	5,000	9,153

INTEREST-BEARING LIABILITIES
Savings deposits	(34)	(4)	(38)	(48)	(17)	(65)
Interest bearing demand accounts	(238)	147	(91)	(51)	316	265
Money market accounts	3,455	459	3,914	781	901	1,682
Time deposits	(421)	1,983	1,562	1,697	2,701	4,398
Federal Home Loan Bank advances	893	96	989	378	316	694
Securities sold under agreements to repurchase	2,043	(2)	2,041	634	-	634
Total interest-bearing liabilities	5,698	2,679	8,377	3,391	4,217	7,608

Net interest income	$948	$(223)	$725	$762	$783	$1,545

Interest income. Interest income increased to $55.5 million for the year ended December 31, 2007 from $46.4 million for the year ended December 31, 2006. As shown in the table above the increase in interest income for the year ended December 31, 2007, as compared to 2006, is predominantly due to the growth in average outstanding interest-earning assets, although rate earned on interest-earning assets also contributed to such growth. Loans accounted for approximately 58% of the interest income growth, or $5.3 million for the year ended December 31, 2007, as compared to 2006. The growth in average outstanding balances of one- to four-family residential loans, construction loans and home equity loans for the year ended December 31, 2007, as compared to 2006, accounted for the majority of the total $54.6 million in average loan growth. During the same period, the prime rate decreased 100 basis points from 8.25% to 7.25%.

The growth in interest income from investment securities and other interest-earning assets for the year ended December 31, 2007, as compared to 2006 was primarily due to higher average balances and to a lesser extent increased yields on these assets.

Interest expense. Interest expense increased to $33.1 million for the year ended December 31, 2007 from $24.7 million for the year ended December 31, 2006. The increase in interest expense for the year ended December 31, 2007, as compared to 2006, was primarily due to growth in average outstanding balances of money market deposit accounts, FHLB advances and securities sold under agreements to repurchase, as well as increases in interest rates paid on those accounts. During the period of time from September 2007 through the end of 2007, the Federal Reserve Board decreased the target rate for Federal Funds borrowings by 100 basis points, from 5.25% to 4.25%. In general, this has led to rate decreases to interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions is intense. The Company has decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on FHLB advances has remained relatively flat for the year ended December 31, 2007 as compared to 2006, as new advances have generally had longer maturities and, therefore the Company has benefited from the flat or inverted yield curve.

Net interest income. Net interest income increased to $22.4 million for the year ended December 31, 2007 from $21.7 million for the year ended December 31, 2006. Net interest income increased during the year ended December 31, 2007, as compared to 2006, as the growth in interest income outpaced the growth in interest expense. Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased 32 basis points to 2.23% for the year ended December 31, 2007 as compared to 2.55% for 2006 due to the inverted yield curve holding long-term rates at or below short-term funding costs resulting in higher funding costs relative to loan yields. For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets decreased 32 basis points to 2.67% in 2007 from 2.99% for 2006.

Provision for loan losses. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may necessarily be based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination.

The allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio. The general reserve, or SFAS 5, component is calculated by applying loss factors to outstanding loans based on an internal risk evaluation of both performing and non-performing loans. Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2007 and management believes this trend will continue.

Provision for loan losses of $2.6 million and $475,000 were made during the years ended December 31, 2007 and 2006, respectively. The increase in the provision for loan losses was primarily due to a decline in credit quality and an increase in net-charge-offs. For the year ended December 31, 2007 net charge-offs were $839,000, while for 2006, net charge-offs were $357,000. See “Business - Non-Performing Assets”.

Non-interest income. The components of non-interest income for the years ended December 31, 2007 and 2006 were as follows:

			Increase(decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$5,251	$5,745	$(494)	-8.6%
Gain on sale of real estate mortgages held for sale	34	67	(33)	-49.3%
Gain (loss) on sale of foreclosed assets	(247)	(1)	(246)	24600.0%
Net loss on available for sale securities	(46)	(163)	117	-71.8%
Commission income	314	314	-	0.0%
Interchange fees	897	791	106	13.4%
Bank owned life insurance earnings	861	840	21	2.5%
Other	(138)	412	(550)	-133.5%
	$6,926	$8,005	$(1,079)	-13.5%

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity producing ATM and check card overdraft fees. With the introduction of a new deposit product scheduled for the first quarter of 2008, management expects non-interest income will increase moderately as this new product encourages point of sale electronic payments which should result in higher transactional fees from ATM providers; additionally management expects growth will continue through expanded products and services in existing markets and new branches opened in the fourth quarter of 2006 and the first quarter of 2007.

The net loss on available for sale securities for the year ended December 31, 2007, was due to restructuring of the securities portfolio.

Other non-interest income for the year ended December 31, 2007 included a loss of $345,000 resulting from the early termination of an interest rate swap agreement.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2007 and 2006 were as follows:

			Increase (decrease)
	2007	2006	Dollars	Percentage
	(Dollars in Thousands)

Compensation & benefits	$12,391	$10,947	$1,444	13.2%
Occupancy and equipment	2,383	2,228	155	7.0%
Data processing	1,136	1,483	(347)	-23.4%
Advertising	584	847	(263)	-31.1%
Outside professional services	4,066	1,994	2,072	103.9%
Interchange charges	422	491	(69)	-14.1%
Collection expense and repossessed
asset losses	301	267	34	12.7%
Telephone	501	500	1	0.2%
Other	3,667	2,922	745	25.5%

	$25,451	$21,679	$3,772	17.4%

Compensation and benefit expense for the year ended December 31, 2007, as compared to 2006, was primarily due to increased salaries of $1.3 million related to organizational changes, branch expansion, executive additions, increased stock based compensation awards and retirement benefits, and normal annual merit increases. Occupancy and equipment charges increased for the year ended December 31, 2007 as compared to 2006, primarily due to increased depreciation expense. The decreased data processing costs for the year ended December 31, 2007, as compared to 2006, were primarily due to reduced costs for vendor software licensing as a result of negotiations on a new contract completed during the third quarter of 2006, as well as lower depreciation expense. Advertising expenses for 2007 decreased compared to 2006, as the Company was less active in marketing through print and television advertisements. Outside and professional services cost increased for the year ended December 31, 2007 as compared to 2006, as the Company incurred significant expenses associated with costs incurred as a result of the terminated Second-Step Conversion offering in 2007 that were not incurred in 2006.

In general, management expects non-interest expenses will increase in future periods as a result of continued growth, expansion, and the costs associated with the Company’s operation as a public company.

Income tax expense. Income tax expense decreased to $130,000 for the year ended December 31, 2007, from $2.4 million for 2006. Income tax expense decreased in 2007 as compared to 2006 due to a decrease in income before income tax expense when comparing the two periods. The effective income tax rate on income before income taxes for the year ended December 31, 2007 was 10.4%, compared to 31.7% for 2006. The decline in the effective tax rate was primarily due to a higher proportion of income derived from bank owned life insurance, which is not taxable for federal income tax purposes. It is anticipated that income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005.

General. Net income for the year ended December 31, 2006, was $5.1 million, an increase of $104,000 over the year ended December 31, 2005. Net interest income increased 7.7%, or $1.5 million in the year ended December 31, 2006 to $21.7 million, compared to $20.2 million for 2005, due to growth in interest-earning assets combined with an increase in the interest yield on such assets that offset the rising cost of deposits. The provision for loan losses decreased 77.6%, or $1.6 million to $475,000 for the year ended December 31, 2006, as compared to $2.1 million in 2005, on the basis of improved credit quality. Non-interest income for the year ended December 31, 2006 grew by 0.9% to $8.0 million, as compared to $7.9 million in 2005, due primarily to increased service charges and fees. The slight increase in non-interest income was offset by increased non-interest expense, which grew $2.1 million, or 10.5%, to $21.7 million for the year ended December 31, 2006, from $19.6 million in 2005, due to increased compensation and benefit costs and other operating costs.

Interest income. The increase in interest income for the year ended December 31, 2006, as compared to 2005, was largely due to the rate earned on interest-earning assets, although growth in the average balance of outstanding interest-earning assets also contributed to such growth. Loans accounted for approximately 81% of the interest income growth, or $7.4 million for the year ended December 31, 2006, as compared to 2005. While the majority of the increased interest income from loans was due to increased average outstanding balances, we also increased our yield on average outstanding loan balances as a result of growth in prime interest rate-based loans. As discussed above in “―Comparison of Financial Condition at December 31, 2006 and December 31, 2005―Loans,” the inverted yield curve over the 12 months ended December 31, 2006 and a softening in residential real estate sales led us to increase our emphasis on prime rate interest-based loans, such as home equity one- to four-family lending, construction loans and commercial real estate loans. The growth in the average outstanding balances of home equity one- to four-family loans, construction loans and commercial real estate loans for the year ended December 31, 2006, as compared to 2005, accounted for approximately 76%, or $49.1 million of the total $64.3 million in average loan growth. During the same period, the average prime rate increased 100 basis points from 7.25% to 8.25%. The growth in interest income from investment securities and other interest-earning assets for the year ended December 31, 2006, as compared to 2005 was due to increased yields on these assets, which have tracked upward consistent with increases in short-term interest rates. Growth in interest-earning assets is partly dependent on funding from deposit growth in existing markets and the opening of new branches in the second-half of 2006. Interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest-earning assets desired for investment.

Interest expense. The increase in interest expense for the year ended December 31, 2006, as compared to 2005, was partially due to growth in the average outstanding balances of interest-bearing deposit accounts, but more significantly due to increases to interest rates paid on those accounts. During the period of time from the end of 2005, until the end of 2006, the Federal Reserve Board increased the target rate for Federal Funds borrowings by 100 basis points, from 4.25% to 5.25%. In general, this led to significant rate increases for interest-bearing deposit accounts in our markets, where competition for deposits among financial institutions is intense. In order to fund loan growth and maintain deposit market share, we have increased interest rates on our money-market accounts, interest-bearing demand accounts and time deposits. The rate of interest expense on Federal Home Loan Bank advances remained relatively flat for the year ended December 31, 2006 as compared to 2005, as new advances have generally had longer maturities and, therefore, we benefited from the flat or inverted yield curve.

Net interest income. Net interest income increased during the year ended December 31, 2006, as compared to 2005, as the growth in interest income outpaced the growth in interest expense. As discussed above, in addition to steady growth in average outstanding balances increases in prime rate based loans, in part, enabled us to increase the overall yield of the loan portfolio. In addition yields on securities increased as short-term interest rates tracked upward. Net interest rate spread, which is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased seven basis points for the year ended December 31, 2006 as compared to 2005. For the same comparative years, net interest margin, which is net interest income expressed as a percentage of average interest-earning assets decreased seven basis points.

While the net interest rate spread and net interest margin held up reasonably well, declining only seven basis points for the year, we experienced significant margin compression during the fourth quarter of 2006. During this period, deposit growth of $27 million significantly outpaced loan growth of $15 million. Further, the deposit growth occurred in the highest tiers of our money market account and time deposits. This deposit growth in the most expensive deposit products during a period when loan growth did not keep pace led to a net interest margin decline of 21 basis points to 2.85% in the fourth quarter of 2006 as compared to the third quarter of 2006.

Provision for loan losses. We establish the provision for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

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

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans, future loan loss provisions may necessarily be based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006, was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the years ended December 31, 2006 and 2005 were as follows:

	For the year ended December 31,		Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$5,745	$5,351	$394	7.4%
Gain on sale of real estate mortgages
held for sale	67	121	(54)	-44.6%
Gain(loss) on sale of foreclosed assets	(1)	41	(42)	-102.4%
Gain(loss) on sale of securities
available for sale	(163)	(80)	(83)	-103.8%
Commission income	314	406	(92)	-22.7%
Interchange fees	791	752	39	5.2%
Bank owned life insurance earnings	840	603	237	39.3%
Other	412	743	(331)	-44.5%
	$8,005	$7,937	$68	0.9%

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, increased as a result of increased ATM and check card overdraft fees which began in the third quarter of 2005. The implementation of overdraft fees for ATM and check card overdrafts was part of several fee initiatives started in 2005, which focused on improving our discipline over service charge fees and collections. New growth of non-interest income will principally result from expanded products and services in existing markets and new branches opened in the fourth quarter of 2006 and the first quarter of 2007.

The net loss on available for sale securities for the year ended December 31, 2006, was due to the recognition of an impairment loss on certain Federal Home Loan Bank debt securities held at the end of the first quarter of 2006 for $177,000. The impairment loss was estimated based on the difference between the original cost of the securities and their estimated fair value as of March 31, 2006. The securities were sold during the second quarter for an actual loss of $163,000 and the loss recorded at the time the securities were identified for disposal was adjusted to the actual loss at the time of the sale. The securities disposed of had an original purchase cost of $16.0 million and a weighted average yield of 3.84%. They were identified for disposal in an effort to improve our net interest margin. During the second quarter of 2006 we purchased a similar amount of securities with a weighted average interest rate of 5.77%.

    The growth in bank owned life insurance earnings for the year ended December 31, 2006, as compared to 2005, was due to an increase in the average amount invested from $14.9 million in 2005 to $20.9 million in 2006.

Other non-interest income for the year ended December 31, 2006 included a $10,000 decrease to the fair market value of outstanding interest rate swap agreements. During 2004, as part of our asset and liability management strategy, we entered into two interest rate swap agreements with a combined notional amount totaling $10.0 million and $15.0 million at December 31, 2006 and 2005, respectively, to economically hedge, although not an accounting hedge, the risk of changing interest rates associated with certain floating rate Federal Home Loan Bank advances. During the second quarter of 2006, we terminated, prior to its contractual maturity, one of the outstanding interest rate swap agreements having a $5.0 million notional value and repaid, without penalty, the associated Federal Home Loan Bank advance that the interest rate swap was economically hedging. In addition, during the third quarter of 2005, we entered into two interest rate swap agreements with a combined notional amount of $10.0 million, $5.0 million of which matured in the third quarter of 2006, to economically hedge, although not an accounting hedge, the variable portion of the home equity portfolio against the possibility of declining interest rates. At December 31, 2006 and 2005, the fair market value of the outstanding interest rate swap agreements was $637,000 and $647,000, respectively.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2006 and 2005 were as follows:

	For the years ended December 31,		Increase(decrease)
	2006	2005	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$10,947	$9,368	$1,579	16.9%
Occupancy and equipment	2,228	1,738	490	28.2%
Data processing	1,483	1,348	135	10.0%
Advertising	847	609	238	39.1%
Outside professional services	1,994	2,286	(292)	-12.8%
Interchange charges	491	624	(133)	-21.3%
Collection expense and repossessed
asset losses	267	341	(74)	-21.7%
Telephone	500	539	(39)	-7.2%
Other	2,922	2,763	159	5.8%
	$21,679	$19,616	$2,063	10.5%

Compensation and benefit expense for the year ended December 31, 2006, as compared to 2005, was primarily due to increased salaries of $487,000, as well as a $355,000 increase in the recognition of compensation expense for awards made under our stock-based compensation plans reflecting the full year cost of the awards made in July 2005. The remaining increase to compensation and benefit expense was primarily due to increased costs of $524,000 associated with our retirement plan for certain officers and directors. Normal annual merit increases for associates account for a portion of the increase, along with additional associates for sales and service of private banking customers in Florida and new branch personnel hired in advance of the Julington Creek branch opening in October 2006. Occupancy and equipment charges increased for the year ended December 31, 2006, as compared to 2005, primarily due to increased building and equipment maintenance costs, including the refurbishment costs at two branches during the third quarter of 2006, along with higher real estate tax expenses. The increased data processing costs for the year ended December 31, 2006, as compared to 2005, were primarily due to increased software licensing costs for our operating system, the fees for which are based partly on our asset size. In the third quarter of 2006, we completed negotiations on a new contract for software licensing with terms that will result in reduced data processing costs. Advertising expenses for 2006 increased compared to 2005, as we have been more active in marketing through print and television advertisements. Outside and professional services cost decreased for the year ended December 31, 2006, as compared to 2005, as we incurred significant fees associated with Sarbanes-Oxley initiatives and tax planning initiatives in 2005 that were not incurred in 2006.

In general, management expects non-interest expenses will increase in future periods as a result of continued growth, expansion, and the costs associated with our operation as a public company.

Income tax expense. Income tax expense increased to $2.4 million for the year ended December 31, 2006, from $1.3 million for 2005. The increase was primarily due to the elimination of a tax-related contingent liability in the third quarter of 2005 of $895,000. The contingent liability had been established in 2000 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized by us in 2000 and 2001 calendar tax years. We believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statute of limitations expired with respect to the 2001 tax year on September 15, 2005, making the contingency reserve unnecessary. In addition income tax expense increased in 2006 as compared to 2005 due to an increase in income before income tax expense. The effective income tax rate on income before income taxes for the year ended December 31, 2006 was 31.7%, compared to 34.6% for 2005 before the tax benefit of $895,000. The decline in the effective tax rate was primarily due to increased income from bank owned life insurance, which is not taxable for federal income tax purposes.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2007, and December 31, 2006 the Company had additional borrowing capacity of $102 million and $106 million, respectively, with the FHLB of Atlanta. Additionally, the Company had existing lines of credit available in excess of $22 million with other financial institutions. The Company has classified its entire securities portfolio as available for sale, providing an additional source of liquidity. Management believes that Atlantic Coast Federal Corporation’s security portfolio is of investment grade quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network. As of December 31, 2007 and 2006, the Company had $34.4 million and $39.4 million of certificates of deposits obtained through brokers that were purchased to replace maturing branch originated certificates of deposits or to help meet loan demands. As of December 31, 2007 and 2006 these certificates of deposits had a weighted average maturity of 37.3 months and 20.0 months, and a weighted average rate of 4.75% and 4.56%, respectively. In addition, the Company has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity.

During 2007, cash and cash equivalents decreased $11.8 million from $41.1 million as of December 31, 2006, to $29.3 million as of December 31, 2007. Cash from operating activities of $8.7 million, combined with cash from financing activities of $83.8 million, was less than cash used for investing activities of $104.3 million. Primary sources of cash were from net increases in deposit accounts of $9.7 million, FHLB borrowings of $95.0 million, proceeds from sale of securities under agreements to repurchase of $49.5 million, proceeds from maturities and payments of available-for-sale securities of $18.7 million and proceeds from sales of securities available-for-sale of $14.6 million. The additional borrowings from the FHLB were used to replace maturing FHLB debt of $66.0 million and fund loan growth. Primary uses of cash included purchases of available-for-sale securities of $67.9 million, purchase of loans to be held in portfolio of $51.4 million and origination of loans to be held in portfolio of $17.6 million. In addition, during 2007, the Company used cash of $2.0 million to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $2.5 million to common stockholders. (See Capital Resources below.)

During 2006, cash and cash equivalents increased $3.1 million from $38.0 million as of December 31, 2005, to $41.1 million as of December 31, 2006. Cash from operating activities of $3.1 million, combined with cash from financing activities of $92.0 million, exceeded cash used for investing activities of $92.1 million. Primary sources of cash were from net increases in deposit accounts of $56.7 million, FHLB borrowings of $40.0 million, proceeds from sale of securities under agreements to repurchase of $29.0 million, proceeds from maturities and payments of available-for-sale securities of $17.8 million and proceeds from sales of securities available-for-sale of $16.7 million. Approximately $58.0 million of the increase in deposits came from savings and money market growth in 2006, as compared to 2005, the majority of which matures in less than 12 months. The additional borrowings from the FHLB were used to replace maturing FHLB debt of $25.0 million and fund loan growth. Primary uses of cash included purchases of available-for-sale securities of $61.6 million, purchase of loans to be held in portfolio of $36.0 million and origination of loans to be held in portfolio of $24.8 million. In addition, during 2006, the Company used cash of $6.9 million to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $1.9 million to common stockholders. (See Capital Resources below.)

As of December 31, 2007, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or reasonably likely to have a material adverse affect on the Atlantic Coast Federal Corporation’s liquidity, capital resources or operations.

Contractual Obligations and Commitments

The following table presents Atlantic Coast Federal Corporation’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to borrowers and purchase commitments, in aggregate and by payment due dates.

	December 31, 2007
	Less Than 1 Year	1 Through 3 Years	4 Through 5 Years	More Than 5 Years	Total
	(Dollars in Thousands)
FHLB advances	$3,000	$35,000	$-	$135,000	$173,000
Operating leases (premises)	351	361	252	2,452	3,416
Borrowings and operating leases	3,351	35,361	252	137,452	176,416

Undisbursed portion of loans closed	-	-	-	-	15,386
Unused lines of credit	-	-	-	-	88,165
Total loan commitments	-	-	-	-	103,351
Loan purchase commitment	-	-	-	-	-
Security purchase commitment	78,500	-	-	-	78,500
Total purchase commitments	-	-	-	-	-
Total contractual obligations And loan commitments	$81,851	$35,361	$252	$137,452	$358,267

Capital Resources

At December 31, 2007, equity totaled $89.8 million. During 2007 the Company’s Board of Directors declared regular quarterly dividends totaling $0.57 per common share that were paid with the proceeds of maturities and payments of available-for-sale securities. Net of dividends waived by the MHC for its owned shares in the amount of $5.0 million, the Company’s equity was reduced $2.6 million in 2007 for dividends declared. The Company expects for the near term, that the MHC will continue to waive receipt of its dividends. The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements, however the Company expects to continue dividend payments in 2008.

Equity in 2007 was also impacted by common stock repurchase programs. As of December 31, 2007 the Company held as Treasury stock 1,131,867 shares of common stock at an average per share cost of $15.79, or $17.9 million. The Company conducted one stock repurchase program during 2007. As of the end of 2007 execution of the repurchase program had resulted in the purchase of approximately 295,000 shares of a planned total purchase of 478,000 shares. Management expects to complete purchase of the approximate 183,000 remaining shares during 2008. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements.

Management monitors the capital levels of Atlantic Coast Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Atlantic Coast Bank is required by the OTS to meet minimum capital adequacy requirements. Atlantic Coast Bank’s actual and required levels of capital as reported to the OTS at December 31, 2007, are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
As of December 31, 2007
Total capital (to risk-weighted assets)	$75.5	12.1%	$50.1	8.0%	$62.6	10.0%
Tier 1 (core) capital (to risk-weighted assets)	$70.4	11.2%	$25.1	4.0%	$37.6	6.0%
Tier 1 (core) capital (to adjusted total assets)	$70.4	7.7%	$36.8	4.0%	$46.0	5.0%

At December 31, 2007, Atlantic Coast Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2007, management was not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Under regulations of the OTS, limitations have been imposed on all “capital distributions” by savings institutions, including cash dividends. See Business- “How We Are Regulated-Limitations on Dividends and Capital Distributions.” During 2008 Atlantic Coast Bank can not declare any dividends without prior approval.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk is one of the most significant market risks affecting us. Interest rate risk is the possibility that changes in interest rates will negatively impact net income or the value of interest-rate sensitive assets, liabilities and commitments. As such, we are subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances, re-price more rapidly or at different rates than our interest-earning assets.
In an effort to manage our exposure to interest rate risk, our Board of Directors has adopted an asset and liability management policy that is implemented by the Asset/Liability Committee. The objective of the committee is to coordinate, control and communicate asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and cash flow requirements in an effort to produce results that are consistent with our liquidity, capital adequacy, growth, risk and profitability goals.

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

A key element of our asset/liability management plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and interest-bearing liabilities. We have sought to reduce exposure to our earnings through the use of adjustable rate loans and by extending funding maturities through the use of Federal Home Loan Bank advances.

In an effort to monitor and manage interest rate risk, we use financial modeling techniques that estimate the impact of different interest rate scenarios on the value of our equity. Referred to as Economic Value of Equity (“EVE”), this methodology measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Management believes the EVE methodology improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments, thus allowing for proactive management of balance sheet growth within a meaningful time horizon.

The table presented below, as of December 31, 2007, is an analysis of Atlantic Coast Federal Corporation’s interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Also presented, for comparative purposes, is the EVE as of December 31, 2006 considering the same interest rate changes.

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2007 Change in Interest Rate
	Decrease 3%	Decrease 2%	Decrease 1%	Increase 1%	Increase 2%	Increase 3%
Duration of assets(1)	3.01	2.75	2.39	2.37	2.42	2.42
Duration of liabilities(1)	2.63	2.63	2.25	2.40	2.40	2.40
Differential in duration	0.38	0.12	0.14	-0.03	0.02	0.02

Amount of change in Economic Value of Equity(2)	$10,821,617	$2,325,071	$1,313,041	$315,870	$(387,439)	$(581,159)
Percentage change in Economic Value of Equity(2)	11.24%	2.41%	1.36%	0.33%	-0.40%	-0.60%

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2006 Change in Interest Rate
	Decrease 3%	Decrease 2%	Decrease 1%	Increase 1%	Increase 2%	Increase 3%
Duration of assets(1)	2.53	2.53	2.58	2.74	2.79	2.79
Duration of liabilities(1)	2.52	2.52	2.52	2.41	2.41	2.41
Differential in duration	0.01	0.01	0.06	0.33	0.38	0.38

Amount of change in Economic Value of Equity(2)	$87,636	$175,272	$476,404	$(2,804,847)	$(6,346,360)	$(9,519,541)
Percentage change in Economic Value of Equity(2)	0.09%	0.18%	0.50%	-2.93%	-6.63%	-9.94%

(1)	Expressed as number of years before asset/liability reprices to achieve stated rate of interest rate increase
(2)	Represents the cumulative five year pre-tax impact on the Company's equity due to increased or (decreased) net interest margin

The December 31, 2007 table above indicates that, under any of the interest rate change scenarios presented, Atlantic Coast Federal Corporation has a positive differential in duration, other than a decrease in interest rates of 1%. Essentially, this means that the time it takes for the Company’s assets to re-price for the assumed interest rate changes exceeds the time it takes for the liabilities to re-price for the same interest rate changes. Accordingly, the Company is considered liability sensitive, although less so in an increasing interest rate environment. For instantaneous increases in interest rates of 1%, 2% or 3%, the Company’s equity is estimated to increase (decrease) in value by $300,000, $(400,000) and $(600,000), respectively. Conversely, for the assumed instantaneous interest rate decreases of 1%, 2% or 3%, the Company’s equity is estimated to increase $1.3 million, $2.3 million and $10.8 million.

Comparing the December 31, 2007 table to the December 31, 2006 table, during 2007 the Company became less sensitive to interest rate changes in scenarios with increasing interest rates, but more sensitive to interest rate changes in scenarios with decreasing interest rates. This was the result of efforts on both sides of the balance sheet in anticipation of the Second-Step Conversion, which if completed, would have resulted in a significant shortening of asset duration. Longer-term single family mortgages were de-emphasized in favor of prime rate based loans, and retail sales efforts were focused on money market deposits rather than time deposits, resulting in a better matching of re-pricing timelines which in turn shortened the asset duration differential in an increasing rate scenario, while increasing the asset duration differential in decreasing interest rate scenarios of more than 1%. Additionally, Federal Home Loan Bank advances and other borrowings were executed with longer terms, in an effort to manage asset and liability maturities, which held the Company’s sensitivity to interest rate changes relatively constant in terms of liability duration. The end result of these changes was to move the Company to a more interest rate neutral balance sheet in an increasing interest scenario, but slightly more liability sensitive in a decreasing interest rate scenario.

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
Waycross, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic Coast Federal Corporation ("Corporation") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Atlantic Coast Federal Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Brentwood, Tennessee
March 21, 2008

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in Thousands, Except Share Information)

	2007	2006
ASSETS
Cash and due from financial institutions	$4,726	$10,571
Short-term interest bearing deposits	24,584	30,486
Total cash and cash equivalents	29,310	41,057
Other interest bearing deposits in other financial institutions	-	1,200
Securities available for sale	134,216	99,231
Real estate mortgages held for sale	640	4,365
Loans, net of allowance of $6,482 in 2007 and $4,705 in 2006	703,513	639,517
Federal Home Loan Bank stock, at cost	9,293	7,948
Accrued interest receivable	4,080	3,499
Land, premises and equipment, net	16,973	17,610
Bank owned life insurance	22,227	21,366
Other real estate owned	1,726	286
Goodwill	2,661	2,661
Other assets	6,387	4,339

Total assets	$931,026	$843,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$35,284	$38,301
Interest-bearing demand	45,893	52,895
Savings and money market	184,899	158,229
Time	316,654	323,627
Total deposits	582,730	573,052
Securities sold under agreement to repurchase	78,500	29,000
Federal Home Loan Bank advances	173,000	144,000
Accrued expenses and other liabilities	6,990	5,940
Total liabilities	841,220	751,992

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized,
shares issued 14,813,469 at December, 31 2007 and 2006	148	148
Additional paid in capital	59,082	57,708
Unearned employee stock ownership plan (ESOP) shares of 279,312 at December 31, 2007 and 325,864 at December 31, 2006	(2,793)	(3,259)
Retained earnings	51,182	52,711
Accumulated other comprehensive income (loss)	104	(204)
Treasury stock, at cost, 1,131,867 shares at December 31, 2007 and 1,029,139 at December 31, 2006	(17,917)	(16,017)
Total stockholders' equity	89,806	91,087

Total liabilities and stockholders' equity	$931,026	$843,079

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Information)

	2007	2006	2005
Interest and dividend income
Loans, including fees	$46,331	$41,029	$33,606
Securities and interest-bearing deposits
in other financial institutions - taxable	8,973	5,308	3,403
Securities and interest-bearing deposits
in other financial institutions - tax exempt	205	70	173
Securities purchased under agreements to resell	-	-	72
Total interest and dividend income	55,509	46,407	37,254

Interest expense
Deposits	23,795	18,448	12,168
Federal Home Loan Bank advances	6,653	5,665	4,971
Securities sold under agreements to repurchase	2,675	634	-
Total interest expense	33,123	24,747	17,139

Net interest income	22,386	21,660	20,115

Provision for loan losses	2,616	475	2,121

Net interest income after provision for loan losses	19,770	21,185	17,994

Noninterest income
Service charges and fees	5,251	5,745	5,351
Gain on sale of real estate mortgages held for sale	34	67	121
Gain (loss) on sale of foreclosed assets	(247)	(1)	41
Loss on sale of securities available for sale	(46)	(163)	(80)
Commission income	314	314	406
Interchange fees	897	791	752
Bank owned life insurance earnings	861	840	603
Other	(138)	412	743
	6,926	8,005	7,937
Noninterest expense
Compensation and benefits	12,391	10,947	9,369
Occupancy and equipment	2,383	2,228	1,738
Data processing	1,136	1,483	1,348
Advertising	584	847	609
Outside professional services	4,066	1,994	2,286
Interchange charges	422	491	624
Collection expense and repossessed asset losses	301	267	341
Telephone	501	500	539
Other	3,667	2,922	2,762
	25,451	21,679	19,616

Income before income tax expense	1,245	7,511	6,315

Income tax expense	130	2,382	1,290

Net income	$1,115	$5,129	$5,025

Earnings per common share:
Basic	$0.08	$0.38	$0.36
Diluted	$0.08	$0.38	$0.36

Dividends declared per common share	$0.57	$0.42	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP STOCK	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2005	$145	$56,333	$(4,190)	$46,512	$(100)	$-	$98,700
ESOP shares earned, 46,552 shares	-	147	466	-	-	-	613
Management restricted stock granted	3	(2)	-	-	-	-	1
Management restricted stock expense, 25,989 shares	-	289	-	-	-	-	289
Stock options expense	-	109	-	-	-	-	109
Dividends declared ($0.26 per share)	-	-	-	(1,908)	-	-	(1,908)
Treasury stock purchased at cost	-	-	-	-	-	(9,603)	(9,603)
Comprehensive income:
Net income	-	-	-	5,025	-	-	5,025
Other comprehensive income (loss)	-	-	-	-	(308)	-	(308)
Total comprehensive income	-	-	-	5,025	(308)	-	4,717
Balance at December 31, 2005	148	56,876	(3,724)	49,629	(408)	(9,603)	92,918
ESOP shares earned, 46,552 shares	-	290	465	-	-	-	755
Stock options exercised	-	(13)	-	-	-	115	102
Management restricted stock granted	-	(348)	-	-	-	348	-
Management restricted stock expense, 78,256 shares	-	595	-	-	-	-	595
Stock options expense	-	308	-	-	-	-	308
Cash dividends declared ($0.42 per share)	-	-	-	(2,048)	-	-	(2,048)
Treasury stock purchased at cost	-	-	-	-	-	(6,877)	(6,877)
Comprehensive income:
Net income	-	-	-	5,129	-	-	5,129
Other comprehensive income	-	-	-	-	204	-	204
Total comprehensive income	-	-	-	5,129	204	-	5,333

Balance at December 31, 2006	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP STOCK	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2007	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087
ESOP shares earned, 46,552 shares	-	276	466	-	-	-	742
Stock options exercised	-	(8)	-	-	-	65	57
Management restricted stock granted	-	(98)	-	-	-	207	109
Management restricted stock expense, 78,256 shares	-	684	-	-	-	-	684
Stock options expense	-	332	-	-	-	-	332
Directors deferred compensation	-	49	-	-	-	(49)	-
Shares relinquished	-	139	-	-	-	(155)	(16)
Cash dividends declared ($0.57 per share)	-	-	-	(2,644)	-	-	(2,644)
Treasury stock purchased at cost	-	-	-	-	-	(1,968)	(1,968)
Comprehensive income:
Net income	-	-	-	1,115	-	-	1,115
Other comprehensive income	-	-	-	-	308	-	308
Total comprehensive income	-	-	-	1,115	308	-	1,423

Balance at December 31, 2007	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands)

	2007	2006	2005

Cash flows from operating activities
Net income	$1,115	$5,129	$5,025
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	2,616	475	2,121
Gain on sale of real estate mortgages held for sale	(34)	(67)	(121)
Loans originated for sale	(74,419)	(37,931)	(9,661)
Proceeds from loan sales	78,178	33,733	9,762
(Gain) loss on sale of other real estate owned	247	1	(41)
Loss on sale of securities available for sale	46	163	80
(Gain) loss on disposal of equipment	130	146	(81)
ESOP compensation expense	742	755	613
Share-based compensation expense	1,109	903	398
Net depreciation and amortization	1,807	1,890	1,977
Net change in accrued interest receivable	(581)	(777)	(445)
Increase in cash surrender value of bank owned life insurance	(861)	(840)	(603)
Net change in other assets	(2,225)	(392)	(1,920)
Net change in accrued expenses and other liabilities	915	(89)	2,422
Net cash from operating activities	8,785	3,099	9,526

Cash flows from investing activities
Net change in securities purchased under agreements to resell	-	-	11,800
Proceeds from maturities and payments of securites available for sale	18,694	17,808	29,022
Proceeds from the sales of securities available for sale	14,619	16,657	10,130
Purchase of securities available for sale	(67,871)	(61,642)	(58,552)
Loans purchased	(51,423)	(35,977)	(46,161)
Net change in loans	(17,633)	(24,768)	(19,922)
Expenditures on premises and equipment	(932)	(4,478)	(5,298)
Proceeds from sales of premises and equipment	-	-	360
Proceeds from the sale of other real estate owned	401	612	581
Purchase of FHLB stock	(1,345)	(874)	(1,563)
Purchase of bank owned life insurance	-	-	(15,000)
Net change in other investments	1,200	600	(900)
Net cash from investing activities	(104,290)	(92,062)	(95,503)

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands)

	2007	2006	2005

Cash flows from financing activities
Net increase in deposits	$9,678	$56,731	$80,639
FHLB advances	95,000	40,000	40,000
Proceeds from sale of securities under agreement to repurchase	49,500	29,000	-
Repayment of FHLB advances	(66,000)	(25,000)	(11,314)
Treasury stock repurchased	(1,968)	(6,877)	(9,603)
Proceeds from exercise of stock options, including tax benefit	57	102	-
Dividends paid	(2,509)	(1,895)	(1,494)
Net cash from financing activities	83,758	92,061	98,228

Net change in cash and cash equivalents	(11,747)	3,098	12,251

Cash and equivalents beginning of period	41,057	37,959	25,708

Cash and equivalents at end of period	$29,310	$41,057	$37,959

Supplemental information:
Interest paid	$32,839	$24,287	$16,891
Income taxes paid	3,269	3,921	980

Supplemental noncash disclosures:
Loans transferred to other real estate	$2,089	$589	$544

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The accompanying consolidated financial statements include Atlantic Coast Federal Corporation and its wholly owned subsidiary, Atlantic Coast Bank ("Atlantic Coast Bank") together referred to as ("the Company"). Also included in the consolidated financial statements is Atlantic Coast Holdings, Inc (“Holdings”) a wholly owned subsidiary of Atlantic Coast Bank, formed for the purpose of managing and investing in certain securities as well as holding all of the common stock and 85% of the preferred stock of Coastal Properties, Inc., a Real Estate Investment Trust (the “REIT”). The REIT was formed in the fourth quarter of 2005, for the purpose of holding Georgia and Florida first lien residential mortgage loans originated by Atlantic Coast Bank. The REIT is permitted a deduction for Federal income tax purposes of all dividends paid to its shareholders. The consolidated financials also include First Community Financial Services, Inc. ("FCFS"), an inactive wholly owned subsidiary of Atlantic Coast Bank. All significant inter-company transactions and balances are eliminated in consolidation. Atlantic Coast Federal Corporation is a majority owned (63.8%) subsidiary of Atlantic Coast Federal, MHC. These financial statements do not include the transactions and balances of Atlantic Coast Federal, MHC.

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

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Repurchase Program: During the third quarter of 2005, the Company initiated the first of two stock repurchase programs conducted during the year. The initial repurchase program, which began in August of 2005 and concluded on September 20, 2005, resulted in the purchase of 285,131 shares of common stock to replace the shares issued for the Retention Plan and provide for future awards. The second stock repurchase program, which began in October 2005 and concluded in August 2006, resulted in the purchase of 579,520 shares of common stock. The Company initiated the third stock repurchase program of up to 478,000 shares in September 2006, purchasing 189,516 shares. During 2007 the Company acquired an additional 105,838 shares of common stock outstanding. Total shares of common stock held in Treasury as of December 31, 2007 was 1,131,867 shares or 7.6% of total issued shares of common stock.

At December 31, 2007, the Mutual Company (the “MHC”) owned 63.8%, or 8,728,500 shares, of the outstanding common stock of the Stock Company, with the remaining 36.2%, or 4,953,102 shares held by persons other than the MHC and the Stock Company. The Stock Company holds 100% of Atlantic Coast Bank’s outstanding common stock.

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreclosed Assets: Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value, less estimated selling costs, at the date of foreclosure, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

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

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time that the surrender value is determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Employee Stock Ownership Plan (ESOP): The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP's loan payable or the Company's loan receivable are reported in the Company's consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders' equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest expense related to income tax matters in income tax expense.

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve of $0 and $710,000, at year end 2007 and 2006 respectively, was required to meet regulatory reserve and clearing requirements. These balances do not earn interest. During 2007 the Bank entered into a new Deposit Reclassification program with the Federal Reserve Bank that allowed for the reduction of reserve requirement balances.

Dividends: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Stock Company or by the Company to shareholders. The Mutual Company, with approval of the Office of Thrift Supervision, may waive receipt of dividends paid by the Stock Company. Waived dividends are not charged to the Stock Company’s retained earnings, nor restrict the amount of future dividends. During 2007 and 2006, the Mutual Company waived receipt of dividends in the amount of $5.0 million and $3.7 million, respectively.

Reclassifications: Certain items in the prior year financial statements were reclassified to conform to the current presentation.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). SFAS 157, which is effective for fiscal years beginning after November 15, 2007, does not require new fair value measurements, however it does establish a common definition of fair value and expands disclosures about fair value measurements. The Company is presently assessing the impact FAS 157 may have on its financial statements, but no determination has been made at this time.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-4 did not have a material effect on the financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
		(Dollars in Thousands)

December 31, 2007
Government-sponsored enterprises	$11,510	$87	$(45)
State and municipal	8,684	13	(175)
Mortgage-backed	114,022	703	(429)

	$134,216	$803	$(649)

December 31, 2006
Government-sponsored enterprises	$16,280	$6	$(114)
State and municipal	1,729	-	(19)
Mortgage-backed	81,222	197	(401)

	$99,231	$203	$(534)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

The sales of securities available for sale for years ended December 31 were as follows:

	2007	2006	2005
	(Dollars in Thousands)
Proceeds	$14,619	$16,657	$10,130
Gross gains	40	2	-
Gross losses	(86)	(165)	(80)

The tax benefit related to these net realized losses was $16,000, $62,000 and $30,000, respectively.

The fair value of debt securities segregated by contractual maturity as of December 31, 2007, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or property penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

2007
(Dollars in Thousands)

Due in one year or less	$-
Due from one to five years	5,230
Due from five to ten years	1,370
Due after ten years	13,594
Mortgage-backed	114,022

Total	$134,216

Securities pledged at year-end 2007 had a carrying value of $89.7 million, $4.1 million was pledged to secure public funds, and $85.6 million was pledged as collateral for borrowings. Securities pledged at year-end 2006 had a carrying value of $37.8 million, $7.0 million was pledged to secure public funds, and $30.9 million was pledged as collateral for borrowings. At December 31, 2007 and 2006, there were no holdings of securities of any one issuer, other than the U. S. Government-sponsored enterprises, in an amount greater than 10% of equity.

Securities with unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

			(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2007
Government-sponsored enterprises	$1,968	$(6)	$933	$(39)	$2,901	$(45)
State and municipal	7,575	(175)	-	-	7,575	(175)
Mortgage-backed	26,297	(193)	24,464	(236)	50,761	(429)

Total temporarily impaired	$35,840	$(374)	$25,397	$(275)	$61,237	$(649)

2006
Government-sponsored enterprises	$6,379	$(14)	$2,869	$(100)	$9,248	$(114)
State and municipal	550	(3)	1,179	(16)	1,729	(19)
Mortgage-backed	36,063	(192)	14,455	(209)	50,518	(401)

Total temporarily impaired	$42,992	$(209)	$18,503	$(325)	$61,495	$(534)

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the credit risk of the underlying assets, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

Interest income earned from securities exempt from federal income tax was $205,000, $70,000 and $173,000 for the years ending December 31, 2007, 2006 and 2005, respectively.

NOTE 3 – REAL ESTATE MORTGAGES HELD FOR SALE

Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential residences. Substantially all of the balance outstanding at December 31, 2007, is composed of individual residential mortgage loans assigned to the Company in connection with a mortgage broker loan agreement entered into during 2006. Under the terms of this loan agreement, the Company provides funds to the mortgage broker for individual mortgage loan closings. In exchange the Company accepts an assignment of the individual mortgage loan pending its sale to various third-party investors as arranged by the mortgage broker. Upon acceptance for purchase by the third-party investors, the loan agreement requires the Company to reassign the loan back to the mortgage broker at par, for completion of the third-party sale. The Company receives interest income upon the sale of these loans for the period of the assignment. As of December 31, 2007, the weighted average number of days outstanding of real estate mortgages held for sale was 5 days.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 4 - LOANS, NET

Loans at December 31 are summarized as follows:

	As of December 31,				Increase (decrease)
	2007	% of total loans	2006	% of total loans	Dollars	Percentage
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$377,956	53.5%	$334,000	52.1%	$43,956	13.2%
Commercial	74,748	10.6%	60,912	9.5%	13,836	22.7%
Other ( land & multifamily)	40,698	5.8%	34,446	5.4%	6,252	18.2%
Total real estate loans	493,402	69.8%	429,358	67.0%	64,044	14.9%

Real estate construction loans:
Construction-one-to-four family	13,448	1.9%	32,467	5.1%	(19,019)	-58.6%
Construction-commercial	11,129	1.6%	2,862	0.5%	8,267	288.9%
Acquisition & development	5,329	0.8%	2,103	0.3%	3,226	153.4%
Total real estate construction loans	29,906	4.2%	37,432	5.9%	(7,526)	-20.1%

Other loans:
Home equity	98,410	13.9%	91,062	14.2%	7,348	8.1%
Consumer	64,673	9.2%	63,630	9.9%	1,043	1.6%
Commercial	20,009	2.8%	19,044	3.0%	965	5.1%
Total other loans	183,092	25.9%	173,736	27.1%	9,356	5.4%

Total loans	706,400	100%	640,526	100%	65,874	10.3%

Allowance for loan losses	(6,482)		(4,705)		(1,777)	37.8%
Net deferred loan costs	3,256		3,348		(92)	-2.7%
Premiums on purchased loans	339		348		(9)	-2.6%

Loans, net	$703,513		$639,517		$63,996	10.0%

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 4 - LOANS, NET (continued)

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	(Dollars in Thousands)
	2007	2006	2005

Beginning balance	$4,705	$4,587	$3,956
Provision for loan losses	2,616	475	2,121
Loans charged-off	(2,953)	(1,215)	(2,326)
Recoveries	2,114	858	836
Ending balance	$6,482	$4,705	$4,587

Impaired loans as of December 31, 2007 and 2006 were as follows:

	(Dollars in Thousands)
	2007	2006
Year-end loans with no allocated allowance for loan losses	$1,643	$-
Year-end loans with an allocated allowance for loan losses	5,403	2,004
Total	$7,046	$2,004

Amount of the allowance for loan losses allocated to impaired loans	$1,371	$572

	Years Ended December 31, (Dollars in Thousands)
	2007	2006	2005
Average of impaired loans during the period	$3,396	$3,798	$5,929
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—

Non-performing loans, including non-accrual loans, at December 31, 2007, 2006 and 2005 were $7.8 million, $3.1 million and $2.6 million, respectively. There were no loans over 90 days past-due and still accruing interest as of the end of 2007, 2006 or 2005. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans. For 2007 and 2006 contractual gross interest income of $371,000 and $176,000 would have been recorded on non-performing loans if those loans had been current. Actual interest recorded on such loans was $330,000 in 2007 and $66,000 in 2006.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 4 - LOANS, NET (continued)

The Company has originated loans with directors and executive officers and their associates. These loans totaled approximately $3.3 million and $3.0 million at December 31, 2007 and 2006. The activity on these loans for 2007 was as follows:

(Dollars in Thousands)
Beginning balance	$3,012
New loans	300
Effect of changes in related parties	106
Repayments	(89)

Ending balance	$3,329

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

	2007	2006
	(Dollars in Thousands)
Loans	$3,092	$2,836
Securities available for sale	858	549
FHLB stock dividend	130	114

Total	$4,080	$3,499

NOTE 6 - LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31 are summarized as follows:

	2007	2006
	(Dollars in Thousands)
Land	$7,742	$7,731
Buildings and leasehold improvements	12,270	10,874
Furniture, fixtures, and equipment	8,619	8,116
Building and equipment in process	322	2,051
	28,953	28,772
Accumulated depreciation and amortization	(11,980)	(11,162)

Land, premises and equipment, net	$16,973	$17,610

Depreciation expense was $1.4 million, $1.2 million and $1.0 million for 2007, 2006 and 2005, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the periods ending December 31 is as follows:

	2007	2006
	(Dollars in Thousands)
Beginning of period	$2,661	$2,661
Increases in goodwill	-	-
End of period	$2,661	$2,661

The Company determined that goodwill was not impaired during the years ended December 31, 2007 and 2006.

Core Deposit Intangible Assets

Core deposit intangible assets included in other assets in the consolidated balance sheets as of December 31, 2007 and 2006 were as follows:

	2007		2006
	(Dollars in Thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$611	$(428)	$611	$(384)

Aggregate amortization expense was $44,000, $81,000 and $83,000 for the years 2007, 2006 and 2005.

Estimated amortization expense for each of the next five years ending December 31:
(Dollars in Thousands)
2008	$38
2009	35
2010	34
2011	32
2012	31

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were approximately $125.7 million and $131.7 million at December 31, 2007 and 2006. Deposit balances over $100,000 may not be federally insured.

Scheduled maturities of time deposits at December 31, 2007 were as follows:

(Dollars in Thousands)

2008	$248,748
2009	41,224
2010	13,542
2011	7,378
2012	5,762
$316,654

Brokered certificate of deposits were $33.8 million and $39.4 million at December 31, 2007 and 2006.

Deposits from directors, executive officers and their associates at December 31, 2007 and 2006 were approximately $1.2 million and $967,000.

Interest expense on customer deposit accounts is summarized as follows:

	2007	2006	2005
	(Dollars in Thousands)
Interest bearing	$1,482	$1,572	$1,307
Savings & money market	7,169	3,293	1,675
Time	15,144	13,583	9,186
	$23,795	$18,448	$12,168

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank of Atlanta were as follows:

	2007	2006
	(Dollars in Thousands)
Maturities March 2008 through December 2017, fixed at rates from 3.46% to 5.27%, averaging 4.15%	$153,000	$114,000
Maturities April 2010 through January 2014, variable rate at rates from 4.37% to 5.23%, averaging 4.80%	20,000	30,000
Total	$173,000	$144,000

Fixed-rate advances includes amounts which may be converted by the FHLB, at various designated dates following issuance, from fixed-rate to variable-rate debt, or for certain advances, adjusted to current market fixed rates. If the FHLB converts the rates the Company has the option of pre-paying the debt, without penalty. The Company may incur prepayment penalties if the Company prepays the debt. At year-end 2007 and 2006, the amounts of convertible advances were $135.0 million and $99.0 million, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (continued)

The advances at December 31, 2007 mature as follows:

(Dollars in Thousands)
2008	$3,000
2009	5,000
2010	20,000
2011	10,000
2012	-
Thereafter	135,000

$173,000

The Company has a borrowing capacity of 30% of total bank assets with the Federal Home Loan Bank of Atlanta. The Company had mortgage and home equity loans totaling approximately $426.7 million and $433.4 million at December 31, 2007 and 2006 pledged as collateral for the FHLB advances. At December 31, 2007, the remaining borrowing capacity was $102.9 million. At December 31, 2007 and 2006 Atlantic Coast owned $9.3 million and $7.9 million of FHLB stock, which also secures debts to the FHLB.

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase with a carrying amount of $78.5 million and $29.0 million at December 31, 2007 and 2006, respectively, were secured by mortgage backed securities.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2007	2006
	(Dollars in Thousands)
Average daily balance during the year	$45,077	$13,951
Average interest rate during the year	4.42%	4.49%
Maximum month-end balance during the years	$78,500	$29,000
Weighted average interest rate at year-end	4.25%	4.45%

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

The Company’s interest rate swap agreements do not qualify for hedge accounting treatment, therefore changes in market value are reported in current period earnings.

Summary information about the interest-rate swaps as of year -end is as follows:

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 11 - INTEREST RATE SWAPS (continued)

	2007	2006
	(Dollars in Thousands)
Notional amounts	$-	$15,000
Weighted average pay rates (fixed)	-	5.04%
Weighted average receive rates (3 month LIBOR)	-	5.97%
Weighted average maturity	-	4.9 years
Unrealized gains	$-	$637

Unrealized gains on these interest rate swap agreements are reported as components of other assets with a corresponding credit of $0 as of December 31, 2007 and a credit of $668,000 at December 31, 2006 to income recorded as a component of other non-interest income. Unrealized losses on these interest rate swap agreements are reported as components of other liabilities with a corresponding debit of $0 as of December 31, 2007 and a debit of $31,000 at December 31, 2006 to income recorded as a component of other non-interest income.

NOTE 12 - EMPLOYEE BENEFITS

Defined Contribution Plan: Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an IRS maximum of $15,500, with a company match of up to 5%. For 2007, 2006 and 2005, the total plan expense was $310,000, $306,000 and $209,000, respectively.

Director Retirement Plan: A director retirement plan covers all non-employee members of the Board. The plan provides monthly benefits for a period of ten years following retirement. For 2007, 2006 and 2005, the expense for the plan was $26,000, $33,000, and $131,000, respectively. The related plan liability was $204,000 and $178,000 at December 31, 2007 and 2006, respectively.

Deferred Director Fee Plan: A deferred director fee compensation plan covers all non-employee directors. Under the plan directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2007 and 2006, the liability for the plan was $298,000 and $250,000, respectively.

Supplemental Retirement Plans: The Company provides supplemental retirement plans for certain officers beginning after one year of service. These plans generally provide for the payment of supplemental retirement benefits over a period of fifteen (15) to twenty (20) years after retirement. Vesting generally occurs over a six (6) to ten (10)-year period. For 2007, 2006 and 2005, expense for the supplemental retirement plans totaled $605,000, $585,000 and $235,000. The accrued liability for the plans totaled $1,929,000 and $1,378,000 at December 31, 2007 and 2006, respectively.

Split Dollar Life insurance agreement: The Company entered into a Split Dollar Life insurance agreement with certain executive officers during 2006 recognizing an expense of $60,000 and $15,000 for 2007 and 2006, respectively. The related liability was $75,000 and $15,000 at December 31, 2007 and December 31, 2006, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

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

Contributions to the ESOP were $646,000, $625,000 and $580,000 during 2007, 2006 and 2005. Contributions include approximately $179,000 and $142,000 in dividends on unearned shares in 2007 and 2006.

Compensation expense for shares committed to be released under the Company's ESOP was $742,000, $720,000 and $613,000 in 2007, 2006 and 2005. Shares held by the ESOP as of December 31 were as follows:

	(Dollars in Thousands)
	2007	2006
Allocated to eligible employees	186,208	139,656
Unearned	279,312	325,864
Total ESOP shares	465,520	465,520

Fair value of unearned shares	$3,318	$5,941

NOTE 14- STOCK-BASED COMPENSATION

In 2005 the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the “Stock Option Plan”). The compensation cost that has been charged against income for the Recognition Plan for 2007, 2006 and 2005 was $684,000, $595,000 and $293,000. The compensation cost that has been charged against income for the Stock Option Plan for 2007, 2006 and 2005 was $332,000, $308,000 and $110,000. The total income tax benefit recognized in the income statement for stock-based compensation for 2007, 2006 and 2005 was $265,000 $235,000 and $111,000.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

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

During 2007 the Company’s board of directors awarded 9,124 shares of common stock available under the Recognition Plan to directors and key employees. The restricted shares awarded during 2007 had a grant date fair value of $66,000. A summary of the status of the shares of the Recognition Plan at December 31, 2007, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2007	233,445	$13.13
Granted	9,124	13.30
Vested	(53,580)	12.88
Forfeited	(9,124)	12.30

Non-vested at December 31, 2007	179,865	$14.23

The weighted average grant-date fair value of non-vested shares was $14.23 and $13.13 at December 31, 2007 and 2006. There was $1.4 million and $2.3 million of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2007 and 2006. The expense is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $0.7 million and $1.7 million, respectively, no shares vested during 2005.

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 14- STOCK-BASED COMPENSATION (continued)

The Stock Option Plan also permits the Company’s board of directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (The Limited SAR). The Limited SARs are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control. The Stock Option Plan became effective on July 28, 2005 and terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of Options or related rights equaling the maximum number of shares occurs.

During 2007 the Company’s board of directors awarded 30,000 incentive stock options to key employees with a weighted-average exercise price of $11.55. The weighted-average fair value of each stock option awarded is estimated to be $1.82 on the date of grant, and is derived by using the Black-Scholes option-pricing model with the following assumptions:

2007
Risk-free interest rate	3.58%
Expected term of stock options (years)	6.0
Expected stock price volatility	22.26%
Expected dividends	4.13%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option. Although the contractual term of the stock options granted is 10 years, the expected term of the stock is less because option restrictions do not permit recipients to sell or pledge their options, and therefore, we believe this may result in exercise of the options before the end of the contractual term. The Company does not have sufficient historical information about its own employees or directors vesting behavior, therefore the expected term of stock options is estimated considering the results of similar companies. Also, since the Company did not begin trading its common stock publicly until October 5, 2004, there was limited history about the volatility of its own shares. Therefore the expected stock price volatility is estimated by considering its own stock volatility for the period since October 5, 2004, as well as that of a sample of similar companies over the expected term of the stock options. Expected dividend is the estimated dividend rate over the expected term of the stock options.

A summary of the option activity under the Stock Option Plan as of December 31, 2007, and changes for the year then ended is presented below:

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 14- STOCK-BASED COMPENSATION (continued)

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at beginnng of year	558,051	$14.09	-	-
Granted	30,000	11.55	-	-
Exercised	(4,300)	13.72	-	-
Forfeited	(23,300)	13.72	-	-

Outstanding at December 31, 2007	560,451	$13.97	7.9	$-

Vested or expected to vest	525,028	$13.95	7.9	$-

Exercisable at year end	223,883	$13.91	7.7	$-

Information related to the stock option plan during each year follows:

	2007	2006	2005
Intrinsic value of options exercised	$18,000	$29,000	-
Cash received from option exercises	57,000	102,000	-
Tax benefit realized from option exercises	-	-	-
Weighted average fair value of options granted	$1.82	$3.45	$3.15

The Company has a policy of satisfying share option exercises by issuing shares from Treasury stock obtained from its stock repurchase programs.

NOTE 15 - INCOME TAXES

Income tax expense was as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Current	$3,040	$3,082	$2,127
Deferred	(3,234)	(700)	(837)
Change in valuation allowance	324	-	-

Total	$130	$2,382	$1,290

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 15 - INCOME TAXES (continued)

The effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Income taxes at Current
Statutory rate of 34%	$423	$2,554	$2,147
Increase(decrease) from
State income tax, net of Federal tax effect	(89)	(24)	110
Tax-exempt income	(56)	(19)	(47)
Increase in cash surrender value of BOLI	(293)	(286)	(205)
ESOP share release	94	87	50
Stock option expense	81	73	26
Other, net	(30)	(3)	(791)

Income tax expense	$130	$2,382	$1,290

Effective tax rate	10.4%	31.7%	20.4%

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 15 - INCOME TAXES (continued)

Deferred tax assets and liabilities were due to the following:

	December 31, (Dollars in Thousands)
	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,463	$1,356
Depreciation	299	483
Deferred compensation arrangements	1,233	906
Other real estate	290	71
Net operating loss carryforward	1,640	-
Organizational costs	-	8
Net unrealized losses on AFS securities	-	127
Interest income on non-accrual loans	33	13
Accrued expenses	162	104
Deferred loan fees	107	26

	$6,227	$3,094

Deferred tax liability:
Net unrealized gain on AFS securities	(51)	-
Net unrealized gain on interest rate swaps	-	(254)
Deferred loan costs	(500)	(516)
Prepaid expenses	(171)	(161)
Core deposit intangibles	(269)	(203)
Other	-	(33)
	(991)	(1,167)

Valuation allowance	(324)	-

Net deferred tax asset	$4,912	$1,927

The Company has a federal net operating loss carryforward of $4.3 million which begins to expire in 2027. There is no valuation allowance on this carryforward. The Company has a Florida and Georgia net operating loss carryforward of $4.5 million which begins to expire in 2027. The Company maintains a valuation allowance on $2.3 million of the loss as it does not anticipate generating taxable income in these states to utilize this carryforward prior to expiration.

The Company has no unrecognized tax benefits as of January 1, 2007 and did not recognize any increase in unrecognized benefits during 2007 relative to any tax positions taken in 2007. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2007. The Company and its subsidiaries file U.S. Corporation federal income tax returns and Georgia and Florida Corporation income tax returns. These returns are subject to examination by taxing authorities for all years after 2003.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

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

Atlantic Coast Bank actual and required capital levels (in millions) and ratios were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital (to risk weighted assets)	$75.5	12.1%	$50.1	8.0%	$62.6	10.0%
Tier 1 (core) capital (to risk weighted assets)	70.4	11.2%	25.1	4.0%	37.6	6.0%
Tier 1 (core) capital (to adjusted total assets)	70.4	7.7%	36.8	4.0%	46.0	5.0%

As of December 31, 2006
Total capital (to risk weighted assets)	$81.6	13.8%	$47.2	8.0%	$59.0	10.0%
Tier 1 (core) capital (to risk weighted assets)	77.5	13.1%	23.6	4.0%	35.4	6.0%
Tier 1 (core) capital (to adjusted total assets)	77.5	9.3%	33.4	4.0%	41.7	5.0%
At December 31, 2007 and December 31, 2006, Atlantic Coast Bank was classified as "well capitalized." There are no conditions or events since December 31, 2007 that management believes have changed the classification.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends, or Atlantic Coast Bank must convert to a commercial bank charter. Management believes this test is met.

Banking regulations limit capital distributions by savings associations. Generally, capital distributions are limited to undistributed net income for the current and prior two years. During 2008 Atlantic Coast Bank can not declare any dividends without prior approval of the OTS.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 16 - REGULATORY MATTERS (continued)

The following is a reconciliation of Atlantic Coast Bank's equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2007 and 2006:

	2007	2006
	(Dollars in Thousands)
GAAP equity	$73,213	$80,110
Intangible assets	(2,844)	(2,888)
Unrealized (gain) loss on securities available for sale	(117)	117
Minority interest in includable consolidated subsidiaries including REIT	125	125
Tier 1 Capital	70,377	77,464
General allowance for loan and lease losses	5,111	4,133

Total capital	$75,488	$81,597

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The principal commitments as of December 31 are as follows:

	2007	2006
	(Dollars in Thousands)
Undisbursed portion of loans closed	$14,664	$22,315
Unused lines of credit and commitments to fund loans	88,037	77,025

At December 31, 2007, the undisbursed portion of loans closed is primarily unfunded residential construction loans with fixed and variable rates ranging from 3.90% to 10.75%. At December 31, 2007, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $40.0 million and had interest rates that range from 6.40% to 18.0%; variable rate commitments totaled $48.2 million and had interest rates that range from 5.75% to 11.25%.

As of December 31, 2007 and 2006, the Company had fully secured outstanding standby letters of credit commitments totaling $1.1 million and $332,000.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

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

The Company has an employment agreement with its chief executive officer (“CEO”). Under the terms of the agreement, certain events leading to separation from the Company could result in cash payments equal to two times the CEO’s salary. Since payments are contingent upon certain events, the Company accrues for no liability.

The Company maintains lines of credit with two financial institutions that total $22.5 million. There was no balance outstanding with either line as of December 31, 2007 and 2006.

NOTE 18 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(Dollars in Thousands, Except Share Information)
Basic

Net income	$1,115	$5,129	$5,025
Weighted average common shares outstanding	13,693,651	14,036,595	14,548,723
Less: Average unallocated ESOP shares	(325,736)	(372,288)	(418,840)
Average unvested restricted stock awards	(202,571)	(237,283)	(130,297)

Average shares	13,165,344	13,427,024	13,999,586

Basic earnings per common share	$0.08	$0.38	$0.36

Diluted
Net income	$1,115	$5,129	$5,025
Weighted average common shares outstanding per common share	13,165,344	13,427,024	13,999,586
Add:Dilutive effects of assumed exercise of stock options	51,445	25,695	-
Dilutive effects of full vesting of stock awards	128,719	105,107	20,563

Average shares and dilutive potential common shares	13,345,508	13,557,826	14,020,149

Diluted earnings per common share	$0.08	$0.38	$0.36

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 18 - EARNINGS PER COMMON SHARE (continued)

Stock options and restricted stock awards for 640,681, 69,969 and 534,400 shares of common stock were not considered in computing diluted earnings per common share for 2007, 2006 and 2005, respectively, because they were anti-dilutive.

NOTE 19 - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related taxes for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(Dollars in Thousands)
Unrealized holding gains and (losses) on securities available for sale	$440	$167	$(559)
Less reclassification adjustments for (gains) losses recognized in income	46	163	80
Net unrealized gains and (losses)	486	330	(479)
Tax effect	(178)	(126)	183
Net-of-tax amount	308	204	(296)

Change in fair value of derivatives used for cash flow hedges	-	-	(20)
Net unrealized (losses)	-	-	(20)
Tax effect	-	-	8
Net-of-tax amount	-	-	(12)

Other comprehensive income	$308	$204	$(308)

As of December 31, 2007 and 2006 accumulated other comprehensive income includes $104,000 and $(204,000) related to net unrealized gains (losses) on securities available for sale.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments at year end were as follows:

	As of December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$29,310	$29,310	$41,057	$41,057
Other interest-bearing deposits in other financial institutions	-	-	1,200	1,200
Securities available for sale	134,216	134,216	99,231	99,231
Real estate mortgages held for sale	640	640	4,365	4,365
Loans, net	703,513	683,562	639,517	615,558
Federal Home Loan Bank stock	9,293	n/a	7,948	n/a
Accrued interest receivable	4,080	4,080	3,499	3,499
Interest rate swaps	-	-	668	668

FINANCIAL LIABILITIES
Deposits	582,730	582,791	573,052	572,165
Securities sold under agreement to repurchase	78,500	76,533	29,000	29,000
Federal Home Loan Bank advances	173,000	144,906	144,000	118,590
Accrued interest payable	1,342	1,342	1,058	1,058
Interest rate swaps	-	-	31	31

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, other interest-bearing deposit in other financial institutions, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt (FHLB advances and securities sold under agreements to repurchase) is based on current rates for similar financing. The fair value of interest rate swaps is based on quotes provided by the issuers of the interest rate swaps, who are the only permissible re-purchasers of the contracts. It was not practicable to determine the fair vale of FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(Dollars in Thousands)

Cash and cash equivalents at subsidiary	$706	$327
Other interest bearing deposits at subsidiary	-	1,200
Securities available for sale	6,660	7,522
Investment in subsidiary	73,213	80,110
Note receivable from ESOP	3,032	3,409
Other assets	7,865	2,944

Total assets	$91,476	$95,512

Borrowed funds	$718	$3,268
Other accrued expenses	952	1,157
Total stockholders'equity	89,806	91,087

Total liabilities and stockholders' equity	$91,476	$95,512

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in Thousands)

Net interest income	$530	$671	$866
Loss on sale of securities	-	(43)	(80)
Other	136	23	-
Equity in net income of subsidiary	2,345	5,239	5,026

Total income	3,011	5,890	5,812

Total expense	1,896	761	787

Net income	$1,115	$5,129	$5,025

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in Thousands)
Cash flow from operating activities
Net income	$1,115	$5,129	$5,025
Adjustments:
Loss on sale of securities	-	43	80
Net change in other assets	(1,866)	(664)	235
Net change in other liabilities	(339)	73	(241)
Share-based compensation expense	1,125	903	398
Dividends received from subsidiary	10,216	2,044	-
Equity in undistributed earnings of subsidiary	(2,345)	(5,239)	(5,026)
Net cash from operating activities	7,906	2,289	471

Cash flow from investing activities
Purchase of securities available for sale	-	(2,449)	(9,000)
Proceeds from maturities and repayments of securities available for sale	983	2,279	9,840
Proceeds from the sale of securities available for sale	-	3,000	9,473
Purchase of bank owned life insurance	(3,100)	(1,695)	-
Payments received on ESOP loan	376	362	370
Net change in other interest bearing deposits at subsidiary	1,200	600	701
Net cash from investing activities	(541)	2,097	11,384

Cash flow from financing activities
Advances from Atlantic Coast Bank	428	3,618	-
Proceeds from exercise of stock options	57	102	-
Shares relinquished	(16)	-	-
Treasury stock purchased	(1,968)	(6,877)	(9,603)
Repayments to Atlantic Coast Bank	(2,978)	(350)	-
Dividends paid	(2,509)	(1,895)	(1,494)
Net cash from financing activities	(6,986)	(5,402)	(11,097)

Net change in cash and cash equivalents	379	(1,016)	758

Cash and cash equivalents at beginning of period	327	1,343	585

Cash and cash equivalents at end of period	$706	$327	$1,343

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	(Dollars in Thousands)

	Interest	Net Interest	Net		Earnings per Share
	Income	Income	Income		Basic	Diluted

2007
First quarter	$13,256	$5,353	$785		$.06	$.06
Second quarter	13,766	5,538	635.05			.05
Third quarter	14,263	5,730	789.06			.06
Fourth quarter	14,224	5,765	(1,094)	(4)	(.09)	(.09)

2006
First quarter	$10,515	$5,237	$1,291		$.10	$.10
Second quarter	11,156	5,422	1,410.10			.10
Third quarter	12,006	5,558	1,518.11			.11
Fourth quarter	12,730	5,443	910	(1)	.07	.07

2005
First quarter	$8,443	$4,998	$1,060		$.08	$.08
Second quarter	9,219	5,112	696		.05 (3)	.05	(3)
Third quarter	9,407	4,819	2,112	(2)	.15	.15
Fourth quarter	10,185	5,186	1,157.08			.08

(1)	The fourth quarter of 2006 was impacted by interest margin compression, an increased provision for loan losses, increased compensation expense and increased outside consulting services.

(2)	The third quarter of 2005 includes the tax benefit of the elimination of a tax-related contingent liability of $895 as discussed in Note 13.

(3)	The second quarter 2005 basic and diluted earnings per share were both previously reported as $.06. They have both been restated to $.05 due to rounding differences.

(4)
The fourth quarter of 2007 was impacted by an increased provision for loan losses and increased operating expenses due to the write-off of previously deferred costs related to the terminated Second-Step Conversion.

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

(b) Management’s report on internal control over financial reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

Exhibits

3.1	Charter of Atlantic Coast Federal Corporation [1]
3.2	Bylaws of Atlantic Coast Federal Corporation [1]
4	Form of Common Stock Certificate of Atlantic Coast Federal Corporation [1]
10.1	Employee Stock Ownership Plan [1]
10.2	Employment Agreement with Robert J. Larison, Jr. [2]
10.3	Amended and Restated Supplemental Executive Retirement Agreement with Robert J. Larison, Jr. [6]
10.4	Supplemental Executive Retirement Plan [1]
10.5	Director Retirement Plan [1]
10.6	Director Fee Deferral Plan [1]
10.7	Atlantic Coast Federal Corporation 2005 Stock Option Plan [3]
10.8	Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan [3]
10.9	Split Dollar Life Insurance Agreement with Robert J. Larison, Jr. [4]
10.10	Split Dollar Life Insurance Agreement with Carl W. Insel [4]
10.11	Split Dollar Life Insurance Agreement with Jon C. Parker, Sr. [4]
10.12	Supplemental Executive Retirement Agreement with Carl W. Insel [5]
10.13	Supplemental Executive Retirement Agreement with Jon C. Parker, Sr. [5]
21	Subsidiaries of Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]
Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on March 25, 2004 (Registration No. 333-113923).

[2]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on February 8, 2006.

[3]	Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2005 (Registration No. 333-126861).

[4]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on November 9, 2006.

[5]	Incorporated by reference to the registrant’s Form 8-K/A Current Report, originally filed with the Securities and Exchange Commission on January 25, 2007.

[6]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on May 3, 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
Date: March 27, 2008	By:	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ Robert J. Larison, Jr.	By:	/s/ Dawna R. Miller
	Robert J. Larison, Jr. President, Chief Executive Officer and Director		Dawna R. Miller Senior Vice President and Chief Financial Officer

	Date: March 27, 2008		Date: March 27, 2008

By:	/s/ Thomas F. Beeckler	By:	/s/ Frederick D. Franklin, Jr.
	Thomas F. Beeckler Director		Frederick D. Franklin, Jr. Director

	Date: March 27, 2008		Date: March 27, 2008

By:	/s/ Charles E. Martin, Jr.	By:	/s/ W. Eric Palmer
	Charles E. Martin, Jr. Director		W. Eric Palmer Director

	Date: March 27, 2008		Date: March 27, 2008

By:	/s/ Robert J. Smith	By:	/s/ Forrest W. Sweat, Jr.
	Robert J. Smith Director		Forrest W. Sweat, Jr. Director

	Date: March 27, 2008		Date: March 27, 2008

By:	/s/ H. Dennis Woods	By:	/s/ Jon C. Parker, Sr.
	H. Dennis Woods Director		Jon C. Parker, Sr. Senior Vice President, Chief Administrative Officer and Director

	Date: March 27, 2008		Date: March 27, 2008