Form 10-Q
period 2008-03-31
ATLANTIC COAST FEDERAL CORP
filed 2008-05-15
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock, $0.01 Par Value	13,142,142 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Part I. Financial Information
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2008 (unaudited) and December 31, 2007
(Dollars in Thousands, Except Share Information)

	2008	2007
ASSETS
Cash and due from financial institutions	$6,796	$4,726
Short-term interest earning deposits	30,200	24,584
Total cash and cash equivalents	36,996	29,310
Securities available for sale	159,797	134,216
Real estate mortgages held for sale	469	640
Loans, net of allowance of $6,433 at March 31, 2008 and $6,482 at December 31, 2007	697,905	703,513
Federal Home Loan Bank stock	9,445	9,293
Accrued interest receivable	4,113	4,080
Land, premises and equipment	17,603	16,973
Bank owned life insurance	22,436	22,227
Other real estate owned	2,020	1,726
Goodwill	2,661	2,661
Other assets	7,119	6,387

Total assets	$960,564	$931,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$40,471	$35,284
Interest-bearing demand	50,879	45,893
Savings and money market	176,770	184,899
Time	334,528	316,654
Total deposits	602,648	582,730
Securities sold under agreements to repurchase	87,800	78,500
Federal Home Loan Bank advances	172,529	173,000
Accrued expenses and other liabilities	8,015	6,990
Total liabilities	870,992	841,220

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued of 14,813,469 at March 31, 2008 and December 31, 2007	148	148
Additional paid in capital	59,356	59,082
Unearned employee stock ownership plan (ESOP) shares of 267,674 at March 31, 2008 and 279,312 at December 31, 2007	(2,677)	(2,793)
Retained earnings	50,513	51,182
Accumulated other comprehensive income	725	104
Treasury stock, at cost, 1,188,546 shares at March 31, 2008 and 1,131,867 at December 31, 2007	(18,493)	(17,917)
Total stockholders' equity	89,572	89,806

Total liabilities and stockholders' equity	$960,564	$931,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$11,634	$11,052
Securities and interest-earning deposits in other financial institutions	2,394	2,204
Total interest and dividend income	14,028	13,256

Interest expense
Deposits	5,552	5,820
Federal Home Loan Bank advances	1,795	1,608
Securities sold under agreements to repurchase	862	475
Total interest expense	8,209	7,903

Net interest income	5,819	5,353

Provision for loan losses	1,561	296

Net interest income after provision for loan losses	4,258	5,057

Noninterest income
Service charges and fees	1,176	1,228
Gain on sale of real estate mortgages held for sale	-	10
(Loss) gain on sale of foreclosed assets	(19)	7
Gain (loss) on sale of securities available for sale	65	(8)
Gain on redemption of Visa class B common stock	79	-
Commission income	82	74
Interchange fees	220	210
Bank owned life insurance earnings	209	211
Other	21	98
	1,833	1,830

Noninterest expense
Compensation and benefits	3,280	3,016
Occupancy and equipment	642	588
Data processing	278	335
Advertising	154	146
Outside professional services	551	631
Interchange charges	80	100
Collection expense and repossessed asset losses	142	47
Telephone	162	113
Other	865	759
	6,154	5,735

(Loss) income before income tax expense	(63)	1,152

Income tax (benefit) expense	(87)	367

Net income	$24	$785

Earnings per common share:
Basic	$-	$0.06
Diluted	$-	$0.06

Dividends declared per common share	$0.15	$0.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008 and March 31, 2007
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME	STOCK	EQUITY
For the three months ended March 31, 2008

Balance at January 1, 2008	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

ESOP shares earned, 11,638 shares	-	-	116	-	-	-	116

Management restricted stock expense	-	176	-	-	-	-	176

Stock options expense	-	86	-	-	-	-	86

Dividends declared ( $.15 per share)	-	-	-	(693)	-	-	(693)

Director's deferred compensation	-	5	-	-	-	(5)	-

Shares relinquished	-	7	-	-	-	(32)	(25)

Treasury stock purchased at cost, 53,685 shares	-	-	-	-	-	(539)	(539)

Comprehensive income:
Net income	-	-	-	24	-	-	24
Other comprehensive income	-	-	-	-	621	-	621
Total comprehensive income	-	-	-	24	621	-	645

Balance at March 31, 2008	$148	$59,356	$(2,677)	$50,513	$725	$(18,493)	$89,572

For the three months ended March 31, 2007

Balance at January 1, 2007	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087

ESOP shares earned, 11,638 shares	-	95	117	-	-	-	212

Stock options exercised	-	(6)	-	-	-	52	46

Management restricted stock expense	-	167	-	-	-	-	167

Stock options expense	-	179	-	-	-	(97)	82

Dividend declared ($.13 per share)	-	-	-	(601)	-	-	(601)

Director's deferred compensation	-	18	-	-	-	(18)	-

Treasury stock purchased at cost, 105,838 shares	-	-	-	-	-	(1,967)	(1,967)

Comprehensive income:
Net income	-	-	-	785	-	-	785
Other comprehensive income	-	-	-	-	140	-	140
Total comprehensive income	-	-	-	785	140	-	925

Balance at March 31, 2007	$148	$58,161	$(3,142)	$52,895	$(64)	$(18,047)	$89,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$24	$785
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	1,561	296
Gain on sale of real estate mortgages held for sale	-	(10)
Loans originated for sale	(1,817)	(28,932)
Proceeds from loan sales	1,990	24,915
Loss (gain) on sale of other real estate owned	19	(7)
(Gain) loss on sale of securities available for sale	(65)	8
Loss on disposal of equipment	-	117
ESOP compensation expense	116	212
Share-based compensation expense	262	249
Net depreciation and amortization	595	401
Net change in accrued interest receivable	(33)	(120)
Increase in cash surrender value of bank owned life insurance	(209)	(211)
Net change in other assets	(1,092)	57
Net change in accrued expenses and other liabilities	1,024	591
Net cash from operating activites	2,375	(1,649)

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	12,349	4,321
Proceeds from the sales of securities available for sale	6,374	5,681
Purchase of securities available for sale	(43,338)	(39,964)
Loans purchased	-	(3,138)
Net change in loans	3,484	(483)
Expenditures on premises and equipment	(963)	(250)
Proceeds from the sale of other real estate owned	67	119
Purchase of FHLB stock	(152)	(40)
Net change in other investments	-	500
Net cash from investing activities	(22,179)	(33,254)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from financing activities
Net increase in deposits	$19,918	$21,149
FHLB advances	23,000	10,000
Proceeds from sale of securities under agreements to repurchase	9,300	24,500
Repayment of FHLB advances	(23,471)	(12,000)
Proceeds from exercise of stock options, including tax benefit	-	46
Shares relinquished	(25)	-
Treasury stock repurchased	(539)	(1,967)
Dividends paid	(693)	(568)
Net cash from financing activities	27,490	41,160

Net change in cash and cash equivalents	7,686	6,257

Cash and equivalents beginning of period	29,310	41,057

Cash and equivalents at end of period	$36,996	$47,314

Supplemental information:
Interest paid	$8,408	$7,784
Income tax (refund) paid	(26)	50

Supplemental noncash disclosures:
Loans transferred to other real estate	$380	$758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Atlantic Coast Federal Corporation (or the “Company”) and it’s wholly owned subsidiary, Atlantic Coast Bank (the “Bank”) Also included in the unaudited consolidated financial statements is Atlantic Coast Holdings, Inc. (“Holdings”) a wholly owned subsidiary of the Bank, which manages and invests in certain securities, and owns 100% of the common stock and 85% of the Preferred Stock of Coastal Properties, Inc., a real estate investment trust (the “REIT”). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank, as such, the terms “Company” and “Bank” may be used interchangeably throughout this Form 10-Q.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The 2007 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the March 31, 2007 Form 10-Q may have been reclassified to conform to the current presentation.

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

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated balance sheet or results of operations.

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of Statement No. 115. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

On September 5, 2007 the SEC issued Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, SAB 105, “Application of Accounting Principles to Loan Commitments”, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains the view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of the adoption on January 1, 2008 was not material to the Company’s consolidated balance sheet or results of operations.

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

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $91.4 million at March 31, 2008. The Company had $78.5 million of such agreements as of December 31, 2007.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$81,362
Average interest rate during the period	4.24%
Maximum month-end balance	$87,800
Weighted average interest rate at period end	4.10%

NOTE 6. DIVIDENDS

During the first quarter of 2008, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.15 per share. The dividend was payable on April 28, 2008 for stockholders of record on April 11, 2008. Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 64.1% of the Company’s total outstanding common stock at March 31, 2008 has informed the Company it has waived receipt of the first quarter dividend on its owned shares, as was done throughout 2007.

NOTE 6. DIVIDENDS (continued)

Total dividends charged to retained earnings for the three months ended March 31, 2008 were $693,000.

NOTE 7. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2008 and 2007 is as follows:

	For the three months
	ended March 31,
	2008	2007
Basic
Net income	$24	$785
Weighted average common shares outstanding	13,658,662	13,754,774
Less: Average unallocated ESOP shares	(279,312)	(325,864)
Average unvested restricted stock awards	(177,890)	(227,362)

Average common shares outstanding	13,201,460	13,201,548

Basic earnings per common share	$0.00	$0.06

Diluted
Net Income	$24	$785

Average common shares outstanding	13,201,460	13,201,548
Add:Dilutive effects of assumed exercise of stock options	-	67,125
Dilutive effects of full vesting of stock awards	68,341	98,278

Average shares and dilutive potential common shares	13,269,801	13,366,951

Diluted earnings per common share	$0.00	$0.06

Stock options for 352,754 and 8,263 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2008 and 2007, respectively, because they were anti-dilutive.

NOTE 8. OTHER COMPREHENSIVE INCOME

Comprehensive income components and related taxes for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
	(Dollars in Thousands)
Unrealized holding gains on securities available for sale	$1,044	$215
Less reclassification adjustments for (gains) losses recognized in income	(65)	8
Net unrealized gains	979	223
Tax effect	(358)	(83)
Other comprehensive income	$621	$140

NOTE 9 - FAIR VALUE

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

NOTE 9 - FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:			(Dollars in Thousands)
Available for sale securities	$159,797	$17,705		$142,092	$-

NOTE 10. SUBSEQUENT EVENTS

On April 22, 2008, the Company announced it has signed a purchase and assumption agreement with Citizens State Bank of Kingsland, Georgia, a subsidiary of South Banking Company, Alma, Georgia, to sell them our Fernandina Beach branch, reflecting management's belief that the Company cannot implement its long-term strategy effectively within that market area. Management also anticipates the sale will produce improved operating efficiencies. The transaction is expected to close late in the second quarter or early in the third quarter of 2008, subject to regulatory approval and other customary conditions, and will result in the transfer of approximately $5 million in net loans, $11 million in deposits and certain other assets and liabilities to the new owner.

On April 22, 2008, the Company also announced initiatives to cut non-interest expense and improve operational efficiency going forward, including a general staff reduction of nearly 10%, altering the terms of certain employee benefit plans, and limiting future executive salary increases, among other actions.

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

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component. Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2007 and management believes this trend will continue in 2008.

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

The allowance for loan losses was $6.4 million at March 31, 2008, and $4.9 million at March 31, 2007. The allowance for loan losses as a percentage of total loans was 0.91% at March 31, 2008, and 0.75% as of March 31, 2007. The provision for loan losses was $1.6 million for the three months ended March 31, 2008, and $296,000 for the same period in 2007. The increase in the provision for loan losses in the first quarter of 2008 was due primarily to higher net charge offs resulting from declining credit quality in light of the ongoing deterioration in the local economy and declining real estate values over the past year.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income, net of tax. On a monthly basis, the Company adjusts the carrying value of the securities to fair value based on third-party market quotes. Other comprehensive income resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $621,000 and $140,000 for the three months ended March 31, 2008 and 2007, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability of such assets by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $2.7 million as of March 31, 2008; therefore, if goodwill was determined to be impaired, the financial results of the Company could be materially impacted.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

General. Annualized asset growth at March 31, 2008 as compared to December 31, 2007 was approximately 13%. Deposit growth outpaced loan growth as the Bank continues to offer competitive rates within its geographic market. Loan growth declined during the first quarter of 2008 due primarily to higher prepayment activity along with a general slowing of real estate lending within our market area. As a result, the Bank was able to fund its loan growth internally, while continuing to leverage its borrowings to increase investment securities.

Following is a summarized comparative balance sheet as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,	Increase (decrease)
	2008	2007	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$36,996	$29,310	$7,686	26.2%
Securitites available for sale	159,797	134,216	25,581	19.1%
Loans	704,338	709,995	(5,657)	-0.8%
Allowance for loan losses	(6,433)	(6,482)	49	-0.8%
Loans, net	697,905	703,513	(5,608)	-0.8%
Real estate mortgages held for sale	469	640	(171)	-26.7%
Other assets	65,397	63,347	2,050	3.2%
Total assets	$960,564	$931,026	$29,538	3.2%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$40,471	$35,284	$5,187	14.7%
Interest bearing demand	50,879	45,893	4,986	10.9%
Savings and money market	176,770	184,899	(8,129)	-4.4%
Time	334,528	316,654	17,874	5.6%
Total deposits	602,648	582,730	19,918	3.4%
Federal Home Loan Bank advances	172,529	173,000	(471)	-0.3%
Securities sold under agreements to repurchase	87,800	78,500	9,300	11.8%
Accrued expenses and other liabilities	8,015	6,990	1,025	14.7%
Total liabilities	870,992	841,220	29,772	3.5%
Stockholders' equity	89,572	89,806	(234)	-0.3%
Total liabilities and stockholders' equity	$960,564	$931,026	$29,538	3.2%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. We expect the balances we maintain in cash and cash equivalents will fluctuate as our other interest earning assets mature, or we identify opportunities for longer-term investments that fit the Company’s growth strategy.

Securities available for sale. Securities available for sale is composed principally of debt securities of U.S. Government-sponsored organizations, or mortgage-backed securities. In the near-term we expect the composition of our investment in securities available for sale to continue to be heavily weighted in mortgage-backed securities and the debt of government-sponsored organizations. During the three months ended March 31, 2008, the Company purchased $43.3 million of investment securities, increasing the investment balance by approximately $25.6 million to $159.8 million, net of maturities and sales, at March 31, 2008.

Loans. Following is a comparative composition of net loans as of March 31, 2008 and December 31, 2007:

	March 31, 2008	% of total loans	December 31, 2007	% of total loans
Real estate loans:	(Dollars In Thousands)
One-to-four family	$378,128	54.0%	$377,956	53.5%
Commercial	69,833	9.9%	74,748	10.6%
Other ( Land & Multifamily)	40,610	5.8%	40,698	5.8%
Total real estate loans	488,571	69.7%	493,402	69.9%

Real estate construction loans:
One-to-four family	8,817	1.3%	13,448	1.9%
Commercial	12,474	1.8%	11,129	1.6%
Acquisition & Development	5,215	0.7%	5,329	0.8%
Total real estate construction loans	26,506	3.8%	29,906	4.2%

Other loans:
Home equity	99,036	14.2%	98,410	13.9%
Consumer	65,211	9.3%	64,673	9.2%
Commercial	21,212	3.0%	20,009	2.8%
Total other loans	185,459	26.5%	183,092	25.9%

Total loans	700,536	100%	706,400	100%

Allowance for loan losses	(6,433)		(6,482)
Net deferred loan costs	3,524		3,256
Premiums on purchased loans	278		339

Loans, net	$697,905		$703,513

The composition of our net loan portfolio is heavily weighted in loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 68% of our loans invested in those types of loans at March 31, 2008, and 67% at December 31, 2007. As of March 31, 2008 our one- to four-family residential mortgages, as a percentage of total loans, was virtually unchanged as compared to the year-end 2007 balance, with new loan production nearly offset by run-off of existing loans. Loan growth has been negatively impacted by a slowing in residential real estate sales activity in the Bank’s markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate activity in the Northeast Florida markets, as well as in Florida in general. As a result of these factors, management believes that growth in one- to four-family residential mortgages may be limited in the near term. Depending on liquidity, earnings needs, and the availability of high quality loans, management may purchase one- to four-family residential mortgage loans to supplement our internal loan originations and to maintain current loan portfolio balances. The Company did not purchase any residential mortgage loans during the three months ended March 31, 2008.

Allowance for loan losses. Our allowance for loan losses was 0.91% and 0.92% of total loans outstanding at March 31, 2008 and December 31, 2007, respectively. Allowance for loan losses activity for the three months ended March 31, 2008 and 2007 was as follows:

	At March 31, 2008	At March 31, 2007
	(Dollars in Thousands)

Beginning balance	$6,482	$4,705
Loans charged-off	(1,785)	(424)
Recoveries	175	276
Net charge-offs	(1,610)	(148)

Provision for loan losses	1,561	296

Ending balance	$6,433	$4,853

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. The increase in the provision for loan losses in the first quarter of 2008 was due primarily to higher net charge offs resulting from declining credit quality in light of the ongoing deterioration in the local economy and declining real estate values over the past year. Non-performing loans totaled $10.1 million and $7.8 million at March 31, 2008, and December 31, 2007, respectively. The increase in non-performing loans was primarily due to the addition of four purchased mortgage loans totaling approximately $1.9 million, which are serviced for us by a third party. Total impaired loans were unchanged at $5.4 million at both March 31, 2008 and December 31, 2007. The total allowance allocated for impaired loans was unchanged at $1.4 million at both March 31, 2008 and December 31, 2007. As of March 31, 2008, and December 31, 2007, all non-performing loans were classified as non-accrual, and we did not have any restructured loans or loans 90 days past due and accruing interest as of March 31, 2008, and December 31, 2007. Non-performing loans, excluding small balance homogeneous loans, were $4.4 million at both March 31, 2008 and December 31, 2007.

Deposits. Total deposit account balances were $602.6 million at March 31, 2008, an increase of $19.9 million from $582.7 million at December 31, 2007 on the strength of a certificate of deposit promotion in January 2008 and the introduction of a new interest-bearing checking product, our High Tide Rewards account, during the first quarter of 2008.

Securities sold under agreements to repurchase. Historically, the Company has primarily utilized advances from the Federal Home Loan Bank of Atlanta (“FHLB”) or broker originated certificates of deposit as an alternative to organic deposits for funding its lending and investment activities. While we expect FHLB advances to continue to be a significant source of funds in the future, the Company also expects to continue to utilize the sale of securities under an agreement to repurchase as a significant source of funds as well.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $91.4 million at March 31, 2008. The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future. Upon conversion, each agreement may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. As of March 31, 2008, the weighted average rate of the agreements was 4.10%. Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 89 months and a weighted- average rate of 3.97% at March 31, 2008. The small decrease in FHLB borrowings at March 31, 2008 as compared to December 31, 2007 was due to the restructuring of two FHLB borrowings of $5.0 million each, which resulted in a lower effective interest rate and related interest expense. The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ equity. Stockholders’ equity decreased to approximately $89.6 million at March 31, 2008 from $89.8 million at December 31, 2007 primarily because of the payment of cash dividends and share repurchases. In March 2008, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.15 per share. The dividend was payable on April 28, 2008, for stockholders of record on April 11, 2008. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 64.1% of the Company’s total outstanding stock, informed the Company it waived receipt of the first quarter dividend on its owned shares. Total dividends for the three months ended March 31, 2008 charged to stockholders’ equity was approximately $693,000, and approximately $1.3 million of dividend payments were waived by the MHC. We expect the MHC to waive receipt of payment on future dividends for its owned shares.

In September 2006 the Company’s Board of Directors approved a repurchase plan to permit the Company to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. The plan was suspended in May 2007 when the Company was considering a second-step conversion. This plan was reactivated during the first quarter of 2008. Under this stock repurchase plan, the Company has repurchased approximately 349,000 shares at an average price of $16.91 per share, including approximately 54,000 shares repurchased at an average price of $10.05 during the three months ended March 31, 2008. As of March 31, 2008 approximately 129,000 shares of common stock remained to be repurchased under this plan although no assurances can be made regarding the number of shares, if any, that will actually be purchased, or the price that will be paid for such shares.

The equity to assets ratio decreased to 9.32% at March 31, 2008, from 9.65% at December 31, 2007. The decrease was primarily due to common stock repurchased under the Company’s stock repurchase plan and the rate of asset growth through March 31, 2008. Despite this decrease, we continued to be well in excess of all minimum regulatory capital requirements, and are considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 11.8%, Tier 1 capital to risk-weighted assets was 11.0%, and Tier 1 capital to total adjusted total assets was 7.4% at March 31, 2008. These ratios as of December 31, 2007 were 12.1%, 11.2% and 7.7%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007.

General. Our net income for the three months ended March 31, 2008, was $24,000, which was a decrease of $761,000 from $785,000 for the same period in 2007 primarily due to an increase in the provision for loan losses together with higher non-interest expenses. Net interest income increased $466,000, or 8.7% to $5.8 million in the first quarter of 2008, compared to the same quarter in 2007, due primarily to the growth in the average balance of interest-earning assets. Non-interest income for the three months ended March 31, 2008 was virtually unchanged at $1.8 million as it was for the same three months in 2007. Non-interest expense grew $419,000, or 7.3%, to $6.1 million for the quarter ended March 31, 2008, from $5.7 million for the same quarter in 2007 due to increased compensation and benefit costs and other non-interest costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended March 31, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2008			2007
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$702,473	$11,634	6.62%	$644,187	$11,052	6.86%
Securites(2)	146,464	1,958	5.35%	112,372	1,487	5.29%
Other interest-earning assets(3)	45,826	436	3.81%	54,064	717	5.31%
Total interest-earning assets	894,763	14,028	6.27%	810,623	13,256	6.56%
Non-interest earning assets	55,755			52,503
Total assets	$950,518			$863,126

INTEREST-BEARING LIABILITIES
Savings deposits	$35,579	$33	0.37%	$41,832	$44	0.42%
Interest bearing demand accounts	48,231	257	2.13%	51,048	390	3.06%
Money market accounts	144,239	1,200	3.33%	131,124	1,497	4.57%
Time deposits	332,595	4,062	4.89%	316,666	3,888	4.91%
Federal Home Loan Bank advances	172,979	1,795	4.15%	143,644	1,608	4.48%
Securities sold under agreements to repurchase	81,362	862	4.24%	42,228	475	4.50%
Total interest-bearing liabilities	814,986	8,209	4.03%	726,542	7,903	4.34%
Non-interest bearing liabilities	45,199			46,162
Total liabilities	860,185			772,704
Stockholders' equity	90,333			90,422
Total liabilities and stockholders' equity	$950,518			$863,126

Net interest income		$5,819			$5,353
Net interest spread			2.24%			2.22%
Net earning assets	$79,777			$84,081
Net interest margin(4)			2.60%			2.64%
Average interest-earning assets to average interest-bearing liabilities		109.79%			111.57%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended March 31, 2008 as compared to the same period in 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$975	$(393)	$582
Securities	455	15	470
Other interest-earning assets	(98)	(182)	(280)
Total interest-earning assets	1,332	(560)	772

INTEREST-BEARING LIABILITIES
Savings deposits	(6)	(5)	(11)
Interest bearing demand accounts	(20)	(113)	(133)
Money market accounts	139	(436)	(297)
Time deposits	194	(21)	173
Federal Home Loan Bank advances	311	(124)	187
Securities sold under agreements to repurchase	416	(29)	387
Total interest-bearing liabilities	1,034	(728)	306

Net interest income	$298	$168	$466

Interest income. As shown in the table above the majority of the increase in interest income for the three months ended March 31, 2008, as compared to the same period in 2007, was attributed to growth in the average outstanding balance of interest-earning assets. Loans accounted for approximately 75% of the interest income growth, or $582,000 for the quarter ended March 31, 2008, as compared to the same quarter in 2007. The increased interest income from loans was due to increased average outstanding balances to $702.5 million for the three months ended March 31, 2008 from $644.2 million for the same three month period from the prior year, offset by a decline in average interest rates, as the prime rate decreased 200 basis points from 7.25% to 5.25% during the first quarter of 2008.

The growth in interest income from investment securities for the quarter ended March 31, 2008, as compared to the same quarter in 2007 was mainly due to higher average balances of $146.5 million for the three months ended March 31, 2008 as compared to $112.4 million for the same three month period in the prior year. The decline in interest income from other interest-earning assets was due to a decline average interest rates as well as lower average balances of $45.8 million for the three months ended March 31, 2008 as compared to $54.1 million for the same three month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest-earning assets desired by the Company.

Interest expense. The increase in interest expense for the three months ended March 31, 2008, as compared to the same period in 2007 was due to growth in average outstanding balances of interest-bearing deposit accounts, offset by lower average rates on interest-bearing liabilities, largely as a result of the Federal Reserve lowering short-term interest rates by 200 basis points during the first quarter of 2008. In order to fund loan growth and maintain deposit market share, the Company has continued to pay attractive interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB borrowings declined for the first quarter of 2008 as compared to the same quarter of 2007, as a result of restructuring a number of advances at slightly lower rates.

Net interest income. Net interest income increased during the three months ended March 31, 2008, as compared to the same period in 2007, as the growth in interest income outpaced the growth in interest expense. As discussed above, the growth in average outstanding balances in our loan portfolio has enabled the Company to increase the overall yield of the loan portfolio. Our net interest spread, which is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 2 basis points to 2.24% for the first quarter of 2008 as compared to the same quarter in 2007. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, declined 4 basis points to 2.60%.

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

Based on management’s evaluation of these factors, provisions of $1.6 million and $296,000 were made during the three months ended March 31, 2008 and 2007, respectively. The year-over-year increase was primarily due to declines in both credit quality and real estate values and an increase in net charge-offs. Net charge-offs for the quarter ended March 31, 2008, were $1.6 million. By comparison, net charge-offs for the same three months in 2007 were $148,000.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2008, is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended March 31, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,176	$1,228	$(52)	-4.2%
Gain on sale of real estate mortgages held for sale	-	10	(10)	-100.0%
(Loss) gain on sale of foreclosed assets	(19)	7	(26)	-371.4%
Gain (loss) on available for sale securities	65	(8)	73	-912.5%
Gain on redemption of Visa class B common stock	79	-	79	n/a
Commission income	82	74	8	10.8%
Interchange fees	220	210	10	4.8%
Bank owned life insurance earnings	209	211	(2)	-0.9%
Other	21	98	(77)	-78.6%
	$1,833	$1,830	$3	0.2%

Non-interest income for the three months ended March 31, 2008 was virtually unchanged at $1.8 million as it was for the same three months in 2007. Service charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees. This decline was offset by a gain on available for sale securities as well as a gain on the redemption of Visa class B common stock relating to Visa’s initial public offering.

Non-interest expense. The components of non-interest expense for the three months ended March 31, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,280	$3,016	$264	8.8%
Occupancy and equipment	642	588	54	9.2%
Data processing	278	335	(57)	-17.0%
Advertising	154	146	8	5.5%
Outside professional services	551	631	(80)	-12.7%
Interchange charges	80	100	(20)	-20.0%
Collection expense and repossessed asset losses	142	47	95	202.1%
Telephone	162	113	49	43.4%
Other	865	759	106	14.0%
	$6,154	$5,735	$419	7.3%

The majority of the increase to compensation and benefit expense for the three months ended March 31, 2008, as compared to the same period in 2007, was due to increased salaries. The increase was primarily due to organizational changes, branch expansion, executive additions, increased stock based compensation awards and retirement benefits, and annual merit increases. Increased occupancy and equipment costs for the quarter ended March 31, 2008, as compared to the same quarter in 2007 was due to higher lease expense, higher real estate taxes and higher utilities, offset by lower depreciation expense. The decrease to data processing costs for the three months ended March 31, 2008, as compared to the same period in 2007, was due to lower maintenance and depreciation expense. Outside professional services cost decreased due to lower consulting fees and lower recruiting/placement expenses during the quarter ended March 31, 2008. Collection expense increased due to higher legal expenses incurred as a result of declines in both credit quality and real estate values.

Income tax expense. Income tax expense decreased $454,000, to a benefit of $84,000 for the three months ended March 31, 2008, from an expense of $367,000 for the same period in 2007. Management anticipates income tax expense will continue to vary as income before income taxes varies.

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

The Committee generally meets at least on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations. The Committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon. The EVE, considering the assumed changes in interest rates as of March 31, 2008, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at March 31, 2008
	Change in Interest Rate
	Decrease 3%	Decrease 2%	Decrease 1%	Increase 1%	Increase 2%	Increase 3%

Duration of assets(1)	3.16	2.92	2.67	2.66	2.64	2.64
Duration of liabilities(1)	2.66	2.66	2.29	2.53	2.42	2.42
Differential in duration	0.5	0.26	0.38	0.13	0.22	0.22

Amount of change in Economic Value of Equity(2)	$14,485,561	$4,951,816	$3,650,511	$(1,233,956)	$(4,310,561)	$(6,465,841)
Percentage change in Economic Value of Equity(2)	15.09%	2.50%	3.19%	-1.29%	-4.49%	-6.73%

(1)	Expressed as number of years before asset/liability reprices to achieve stated rate of interest rate increase.
(2)	Represents the cumulative five year pre-tax impact on the Company’s equity due to increased or (decreased) net interest margin.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

March 31, 2008

Part II - Other Information
Item 1. Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s common stock repurchase plans. Purchases made during the quarter ended March 31, 2008 relate to the stock repurchase plan that was originally approved by the Company’s Board of Directors on September 1, 2006. The purpose of the stock repurchase plan was to replace shares issued to key employees and outside directors under the Company’s Recognition Plan. Stock repurchased under this plan will be held as Treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 through January 31, 2008	-	-	-	182,646

February 1, 2008 through February 29, 2008	38,785	10.07	38,785	143,861

March 1, 2008 through March 31, 2008	14,900	10.00	14,900	128,961

Total	53,685	$10.05	53,685	128,961

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

March 31, 2008

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: May 14, 2008	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: May 14, 2008	/s/ Dawna R. Miller
Dawna R. Miller, Senior Vice-President and
Chief Financial Officer