Form 10-Q
period 2008-06-30
ATLANTIC COAST FEDERAL CORP
filed 2008-08-13
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common Stock, $0.01 Par Value	13,136,393 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Item I. Financial Statements
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2008 (unaudited) and December 31, 2007
(Dollars in Thousands, Except Share Information)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from financial institutions	$6,874	$4,726
Short-term interest earning deposits	13,806	24,584
Total cash and cash equivalents	20,680	29,310
Securities available for sale	143,957	134,216
Real estate mortgages held for sale	122	640
Loans, net of allowance of $8,179 at June 30, 2008 and $6,482 at December 31, 2007	725,795	703,513
Federal Home Loan Bank stock	10,345	9,293
Accrued interest receivable	4,203	4,080
Land, premises and equipment	17,506	16,973
Bank owned life insurance	21,740	22,227
Other real estate owned	2,227	1,726
Goodwill	2,811	2,661
Other assets	14,541	6,387

Total assets	$963,927	$931,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$40,164	$35,284
Interest-bearing demand	58,520	45,893
Savings and money market	164,413	184,899
Time	320,646	316,654
Total deposits	583,743	582,730
Securities sold under agreements to repurchase	92,800	78,500
Federal Home Loan Bank advances	192,553	173,000
Accrued expenses and other liabilities	7,961	6,990
Total liabilities	877,057	841,220

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued of 14,813,469 at June 30, 2008 and December 31, 2007	148	148
Additional paid in capital	59,777	59,082
Unearned employee stock ownership plan (ESOP) shares of 256,036 at June 30, 2008 and 279,312 at December 31, 2007	(2,560)	(2,793)
Retained earnings	50,678	51,182
Accumulated other comprehensive income (loss)	(2,079)	104
Treasury stock, at cost, 1,255,007 shares at June 30, 2008 and 1,131,867 at December 31, 2007	(19,094)	(17,917)
Total stockholders' equity	86,870	89,806

Total liabilities and stockholders' equity	$963,927	$931,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$11,497	$11,481	$23,131	$22,533
Securities and interest-earning deposits in other financial institutions	2,279	2,285	4,673	4,489
Total interest and dividend income	13,776	13,766	27,804	27,022

Interest expense
Deposits	4,910	5,994	10,462	11,814
Federal Home Loan Bank advances	1,818	1,601	3,613	3,209
Securities sold under agreements to repurchase	937	633	1,799	1,108
Total interest expense	7,665	8,228	15,874	16,131

Net interest income	6,111	5,538	11,930	10,891

Provision for loan losses	3,930	509	5,491	805

Net interest income after provision for loan losses	2,181	5,029	6,439	10,086

Noninterest income
Service charges and fees	1,175	1,313	2,350	2,540
Gain on sale of real estate mortgages held for sale	36	5	36	15
Gain (loss) on sale of securities available for sale	18	(38)	83	(46)
Gain (loss) on sale of foreclosed assets	(157)	(5)	(176)	2
Gain on redemption of Visa class B common stock	-	-	79	-
Commission income	63	63	144	137
Interchange fees	230	233	451	443
Bank owned life insurance earnings	278	217	487	428
Life insurance proceeds on deceased executive officer	2,634	-	2,634	-
Other	78	271	100	369
	4,355	2,059	6,188	3,888

Noninterest expense
Compensation and benefits	3,121	3,154	6,401	6,170
Final plan benefits for deceased executive officer under certain compensation plans	1,032	-	1,032	-
Occupancy and equipment	689	603	1,332	1,191
Data processing	205	270	483	604
Advertising	90	150	244	296
Outside professional services	504	741	1,055	1,372
Interchange charges	40	93	120	193
Collection expense and repossessed asset losses	91	87	233	133
Telephone	141	113	303	227
Other	1,015	973	1,879	1,733
	6,928	6,184	13,082	11,919

(Loss) income before income tax expense	(392)	904	(455)	2,055

Income tax (benefit) expense	(1,102)	269	(1,189)	635

Net income	$710	$635	$734	$1,420

Earnings per common share:
Basic	$0.05	$0.05	$0.06	$0.11
Diluted	$0.05	$0.05	$0.06	$0.11
Dividends declared per common share	$0.12	$0.14	$0.27	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008 and June 30, 2007
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME	STOCK	EQUITY
For the six months ended June 30, 2008

Balance at January 1, 2008	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

ESOP shares earned, 23,276 shares	-	(13)	233	-	-	-	220

Management restricted stock expense	-	449	-	-	-	-	449

Stock options expense	-	240	-	-	-	-	240

Dividends declared ( $0.27 per share)	-	-	-	(1,238)	-	-	(1,238)

Director's deferred compensation	-	12	-	-	-	(12)	-

Shares relinquished	-	7	-	-	-	(32)	(25)

Treasury stock purchased at cost, 120,146 shares	-	-	-	-	-	(1,133)	(1,133)

Comprehensive income:
Net income	-	-	-	734	-	-	734
Other comprehensive income	-	-	-	-	(2,183)	-	(2,183)
Total comprehensive income	-	-	-	734	(2,183)	-	(1,449)

Balance at June 30, 2008	$148	$59,777	$(2,560)	$50,678	$(2,079)	$(19,094)	$86,870

For the six months ended June 30, 2007

Balance at January 1, 2007	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087

ESOP shares earned, 23,276 shares	-	196	233	-	-	-	429

Stock options exercised	-	-	-	-	-	52	52

Management restricted stock expense	-	221	-	-	-	116	337

Stock options expense	-	303	-	-	-	(139)	164

Dividend declared ($0.27 per share)	-	-	-	(1,249)	-	-	(1,249)

Treasury stock purchased at cost, 105,838 shares	-	-	-	-	-	(1,967)	(1,967)

Comprehensive income:
Net income	-	-	-	1,420	-	-	1,420
Other comprehensive income	-	-	-	-	(1,176)	-	(1,176)
Total comprehensive income	-	-	-	1,420	(1,176)	-	244

Balance at June 30, 2007	$148	$58,428	$(3,026)	$52,882	$(1,380)	$(17,955)	$89,097

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities
Net income	734	1,420
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	5,491	805
Gain on sale of real estate mortgages held for sale	(36)	(15)
Loans originated for sale	(4,104)	(48,830)
Proceeds from loan sales	4,658	50,876
Loss (gain) on sale of other real estate owned	176	(2)
(Gain) loss on sale of securities available for sale	(83)	46
Loss on disposal of equipment	-	117
ESOP compensation expense	220	429
Share-based compensation expense	689	501
Net depreciation and amortization	1,023	925
Net change in accrued interest receivable	(122)	(207)
Increase in cash surrender value of bank owned life insurance	487	(428)
Net change in other assets	(7,145)	(187)
Net change in accrued expenses and other liabilities	971	(291)
Net cash from operating activites	2,959	5,159

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	18,836	9,026
Proceeds from the sales of securities available for sale	32,190	14,619
Purchase of securities available for sale	(63,816)	(53,197)
Loans purchased	-	(13,041)
Net change in loans	(29,188)	(19,017)
Expenditures on premises and equipment	(1,123)	(449)
Proceeds from the sale of other real estate owned	243	263
Purchase of residential mortgage brokerage operations	(150)	-
Purchase of FHLB stock	(1,052)	(40)
Net change in other investments	-	1,200
Net cash from investing activities	(44,060)	(60,636)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from financing activities
Net increase in deposits	$1,014	$25,039
FHLB advances	43,000	20,000
Proceeds from sale of securities under agreements to repurchase	14,300	34,500
Repayment of FHLB advances	(23,447)	(22,000)
Proceeds from exercise of stock options, including tax benefit	-	52
Shares relinquished	(25)	-
Treasury stock repurchased	(1,133)	(1,967)
Dividends paid	(1,238)	(1,168)
Net cash from financing activities	32,471	54,456

Net change in cash and cash equivalents	(8,630)	(1,021)

Cash and equivalents beginning of period	29,310	41,057

Cash and equivalents at end of period	$20,680	$40,036

Supplemental information:
Interest paid	$16,027	$15,951
Income tax paid	1,586	1,520

Supplemental noncash disclosures:
Loans transferred to other real estate	$919	$1,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Atlantic Coast Federal Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Bank (the “Bank”). Also included in the unaudited consolidated financial statements is Atlantic Coast Holdings, Inc. (“Holdings”) a wholly owned subsidiary of the Bank, which manages and invests in certain securities, and owns 100% of the common stock and 85% of the Preferred Stock of Coastal Properties, Inc., a real estate investment trust (the “REIT”). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” may be used interchangeably throughout this Form 10-Q.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The 2007 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the June 30, 2007 Form 10-Q may have been reclassified to conform to the current presentation.

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

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated balance sheet or results of operations.

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of Statement No. 115. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

On September 5, 2007 the SEC issued Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains the view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of the adoption on January 1, 2008 was not material to the Company’s consolidated balance sheet or results of operations.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, qualitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 on January 1, 2009, and does not expect the adoption to have a material impact on the financial statements.

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

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase were $92.8 million and are secured by mortgage-backed securities with a carrying amount of $95.5 million at June 30, 2008. The Company had $78.5 million of such agreements as of December 31, 2007.

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Securities sold under agreements to repurchase are financing arrangements that mature within ten years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$86,193
Average interest rate during the period	4.17%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	4.05%

NOTE 6. DIVIDENDS

During the second quarter of 2008, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.12 per share. The dividend was payable on July 28, 2008 for stockholders of record on July 11, 2008. Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 64.4% of the Company’s total outstanding common stock at June 30, 2008 has informed the Company it has waived receipt of the second quarter dividend on its owned shares, as was done in the first quarter of 2008 and throughout 2007.

Total dividends charged to retained earnings for the six months ended June 30, 2008 were $1,238,000.

NOTE 7. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2008 and 2007 is as follows:

NOTE 7. EARNINGS PER COMMON SHARE (continued)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Basic
Net income	$710	$635	$734	$1,420
Weighted average common shares outstanding	13,588,410	13,673,768	13,623,448	13,714,047
Less: Average unallocated ESOP shares	(279,312)	(325,864)	(279,312)	(325,864)
Average unvested restricted stock awards	(166,484)	(225,695)	(172,099)	(226,524)

Average Shares	13,142,614	13,122,209	13,172,037	13,161,659

Basic earnings per common share	$0.05	$0.05	$0.06	$0.11

Diluted
Net Income	$710	$635	$734	$1,420
Weighted average common shares outstanding per common share	13,142,614	13,122,209	13,172,037	13,161,659
Add:Dilutive effects of assumed exercise of stock options	-	87,210	-	51,445
Dilutive effects of full vesting of stock awards	70,835	112,911	68,382	70,396

Average shares and dilutive potential common shares	13,213,449	13,322,330	13,240,419	13,283,500

Diluted earnings per common share	$0.05	$0.05	$0.06	$0.11

Stock options for 428,591 and 6,133 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2008 and 2007, respectively, because they were anti-dilutive.

NOTE 8. OTHER COMPREHENSIVE INCOME

Comprehensive income components and related taxes for the six months ended June 30, 2008 and 2007 were as follows:

NOTE 8. OTHER COMPREHENSIVE INCOME (Continued)

	(Dollars in Thousands)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Unrealized holding losses on securities available for sale	$(4,190)	$(2,061)	$(3,277)	$(1,829)
Less reclassification adjustments for (gains) losses recognized in income	(18)	38	(83)	46
Net unrealized losses	(4,172)	(2,099)	(3,194)	(1,875)
Tax effect	1,560	783	1,203	699
Net-of-tax amount	(2,612)	(1,316)	(1,991)	(1,176)

Change in fair value of derivatives used for cash flow hedges	(309)	-	(309)	-
Less reclassification adjustments for (gains) losses recognized in income	-	-	-	-
Net unrealized gains and (losses)	(309)	-	(309)	-
Tax effect	117	-	117	-
Net-of-tax amount	(192)	-	(192)	-

Other comprehensive loss	$(2,804)	$(1,316)	$(2,183)	$(1,176)

NOTE 9. FAIR VALUE

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

NOTE 9. FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Dollars in Thousands)
Assets:
Available for sale securities	$143,957	$9,810		$134,147	$-
Liabilities:
Swap	$309	$-		$309	$-

NOTE 10. SUBSEQUENT EVENT

On August 1, 2008, the Company announced it has expanded and extended its current stock repurchase program, authorizing the repurchase of up to 220,000 additional shares or approximately 5% of its currently outstanding publicly held (not including shares held by the MHC) shares of common stock, increasing to 277,000 the total shares subject to repurchase, and extending the program to July 31, 2009, unless completed sooner or otherwise extended.

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

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of goodwill. Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component. Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2007 and the first quarter of 2008, and management believes this trend will continue in 2008.

The appropriateness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

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

The allowance for loan losses was $8.2 million at June 30, 2008, and $5.1 million at June 30, 2007. The allowance for loan losses as a percentage of total loans was 1.11% at June 30, 2008, and 0.75% as of June 30, 2007. The provision for loan losses was $5.5 million for the six months ended June 30, 2008, and $805,000 for the same period in 2007. The increase in the provision for loan losses in the first six months of 2008 was due primarily to higher net charge-offs as well as applying greater loss factors to the outstanding loans, resulting from declining credit quality in light of the ongoing deterioration in the local economy and declining real estate values over the past year.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income, net of tax. On a monthly basis, the Company adjusts the carrying value of the securities to fair value based on third-party market quotes. Other comprehensive loss resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $2.0 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, including the credit risk of the underlying assets, the extent of the decline and the duration of the decline.

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability of such assets by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $2.8 million as of June 30, 2008; therefore, if goodwill was determined to be impaired, the financial results of the Company could be materially impacted.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General. Annualized asset growth at June 30, 2008 as compared to December 31, 2007 was approximately 7%. Loan growth outpaced deposit growth, resulting in the Bank leveraging this growth through additional borrowings. Loan growth during the first six months of 2008 was representative of the Bank’s renewed focus on internal loan production and the gradual expansion of its commercial lending business.

Following is a summarized comparative balance sheet as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,	Increase (decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$20,680	$29,310	$(8,630)	-29.4%
Securitites available for sale	143,957	134,216	9,741	7.3%
Loans	733,974	709,995	23,979	3.4%
Allowance for loan losses	(8,179)	(6,482)	(1,697)	26.2%
Loans, net	725,795	703,513	22,282	3.2%
Real estate mortgages held for sale	122	640	(518)	-80.9%
Other assets	73,373	63,347	10,026	15.8%
Total assets	$963,927	$931,026	$32,901	3.5%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$40,164	$35,284	$4,880	13.8%
Interest bearing demand	58,520	45,893	12,627	27.5%
Savings and money market	164,413	184,899	(20,486)	-11.1%
Time	320,646	316,654	3,992	1.3%
Total deposits	583,743	582,730	1,013	0.2%
Federal Home Loan Bank advances	192,553	173,000	19,553	11.3%
Securities sold under agreements to repurchase	92,800	78,500	14,300	18.2%
Accrued expenses and other liabilities	7,961	6,990	971	13.9%
Total liabilities	877,057	841,220	35,837	4.3%
Stockholders' equity	86,870	89,806	(2,936)	-3.3%
Total liabilities and stockholders' equity	$963,927	$931,026	$32,901	3.5%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. Management expects the balances in cash and cash equivalents will fluctuate as other interest earning assets mature, as management identifies opportunities for longer-term investments that fit the Company’s growth strategy, and as daily operating liquidity increases or decreases.

Securities available for sale. Securities available for sale is composed principally of debt securities of U.S. Government-sponsored organizations, or mortgage-backed securities. During the six months ended June 30, 2008, the Company restructured its securities portfolio in order to improve overall liquidity. As such, the Company purchased $63.9 million of government sponsored mortgage-backed securities and sold $25.8 million of primarily municipal bonds and private issue mortgage-backed securities. The investment portfolio increased by approximately $9.7 million to $144.0 million at June 30, 2008, net of purchases, sales and maturities.

Loans. Following is a comparative composition of net loans as of June 30, 2008 and December 31, 2007:

	June 30, 2008	% of total loans	December 31, 2007	% of total loans
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$376,198	51.6%	$377,956	53.5%
Commercial	76,829	10.5%	74,748	10.6%
Other ( land & multifamily)	41,509	5.7%	40,698	5.8%
Total real estate loans	494,536	67.8%	493,402	69.9%

Real estate construction loans:
One-to-four family	12,140	1.7%	13,448	1.9%
Commercial	11,192	1.5%	11,129	1.6%
Acquisition & development	10,656	1.5%	5,329	0.7%
Total real estate construction loans	33,988	4.7%	29,906	4.2%

Other loans:
Home equity	104,470	14.3%	98,410	13.9%
Consumer	70,423	9.7%	64,673	9.2%
Commercial	25,500	3.5%	20,009	2.8%
Total other loans	200,393	27.5%	183,092	25.9%

Total loans	728,917	100%	706,400	100%

Allowance for loan losses	(8,179)		(6,482)
Net deferred loan costs	4,824		3,256
Premiums on purchased loans	233		339

Loans, net	$725,795		$703,513

The composition of our net loan portfolio is heavily weighted in loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 66% of our loans invested in those types of loans at June 30, 2008, and 67% at December 31, 2007. As of June 30, 2008 our one- to four-family residential mortgages, as a percentage of total loans, was virtually unchanged as compared to the year-end 2007 balance, with new loan production nearly offset by payments on existing loans. Loan growth in 1-4 family mortgages has been negatively impacted by a slowing in residential real estate sales activity in the Bank’s markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate activity in the Northeast Florida markets, as well as in Florida in general. As a result of these factors, management believes that growth in one- to four-family residential mortgages may be limited in the near term.

Total loan production of $94.3 million during the six months ended June 30, 2008 was derived through the Bank’s retail and commercial businesses and represented a diversified array of loan products offered by the Bank.

Allowance for loan losses. Our allowance for loan losses was 1.11% and 0.92% of total loans outstanding at June 30, 2008 and December 31, 2007, respectively. Allowance for loan losses activity for the six months ended June 30, 2008 and 2007 was as follows:

	At June 30,	At June 30,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$6,482	$4,705
Loans charged-off	(4,572)	(950)
Recoveries	778	511
Net charge-offs	(3,794)	(439)

Provision for loan losses	5,491	805

Ending balance	$8,179	$5,071

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. The increase in the provision for loan losses in the first six months of 2008 was due primarily to higher net charge-offs as well as applying greater loss factors to the outstanding loans, resulting from declining credit quality in light of the ongoing deterioration in the local economy and declining real estate values over the past year. Non-performing loans totaled $18.3 million and $7.8 million at June 30, 2008, and December 31, 2007, respectively. The increase in non-performing loans was caused primarily by the addition of $6.1 million of commercial participation real estate and real estate development loans transferred to non-accrual status during the second quarter of 2008. Total impaired loans increased to $13.9 million at June 30, 2008 from $5.4 million at December 31, 2007. The total allowance allocated for impaired loans increased to $2.6 million at June 30, 2008 from $1.4 million at December 31, 2007. The increase in both non-performing and impaired loans was primarily the result of certain commercial loan participations in our general market area. The Company ceased involvement in any new loan participations in May 2007. As of June 30, 2008, and December 31, 2007, all non-performing loans were classified as non-accrual, and there were no restructured loans or loans 90 days past due and accruing interest as of June 30, 2008, and December 31, 2007. Non-performing loans, excluding small balance homogeneous loans, increased to $11.3 million at June 30, 2008, from $4.4 million at December 31, 2007.

Deposits. Total deposit account balances were $583.7 million at June 30, 2008, an increase of $1.0 million from $582.7 million at December 31, 2007. Non-interest bearing demand accounts increased $4.9 million, interest bearing demand accounts increased $12.6 million, and time deposit accounts increased $4.0 million, offset by a $20.5 million decrease in savings and money market accounts. Management believes future deposit growth will be limited due to intense competition within our market areas.

Securities sold under agreements to repurchase. Historically, the Company has primarily utilized advances from the Federal Home Loan Bank of Atlanta (“FHLB”) or broker originated certificates of deposit as an alternative to organic deposits for funding its lending and investment activities. While management expects FHLB advances to continue to be a source of funds in the future, the Company also expects to continue to utilize the sale of securities under an agreement to repurchase as an alternative source of funds as well.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $95.5 million at June 30, 2008. The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future. Upon conversion, each agreement may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. As of June 30, 2008, the weighted average rate of the agreements was 4.05%. Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 78 months and a weighted- average rate of 3.80% at June 30, 2008. The $19.6 million increase in FHLB borrowings at June 30, 2008 as compared to December 31, 2007 was due to additional borrowings of $43.0 million used to fund lending growth and replace advances that matured, offset by repayments of $23.4 million. The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative source of funds.

Stockholders’ equity. Stockholders’ equity decreased to approximately $86.9 million at June 30, 2008 from $89.8 million at December 31, 2007 primarily due to the decline in other comprehensive income as well as the payment of cash dividends and share repurchases. In June 2008, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.12 per share. The dividend was payable on July 28, 2008, for stockholders of record on July 11, 2008. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 64.4% of the Company’s total outstanding stock, informed the Company it waived receipt of the first quarter dividend on its owned shares. Total dividends for the six months ended June 30, 2008 charged to stockholders’ equity was approximately $1,238,000, and approximately $2.4 million of dividend payments were waived by the MHC. Management expects the MHC to waive receipt of payment on future dividends for its owned shares.

In September 2006 the Company’s Board of Directors approved a repurchase plan to permit the Company to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. The plan was suspended in May 2007 when the Company was considering a second-step conversion. This plan was reactivated during the first quarter of 2008. Under this stock repurchase plan, the Company has repurchased approximately 416,000 shares at an average price of $15.64 per share, including approximately 120,000 shares repurchased at an average price of $9.43 during the six months ended June 30, 2008. As of June 30, 2008 approximately 62,500 shares of common stock remained to be repurchased under this plan although no assurances can be made regarding the number of shares, if any, that will actually be purchased, or the price that will be paid for such shares. On August 1, 2008, the Company announced it has expanded and extended its current stock repurchase program, authorizing the repurchase of up to 220,000 additional shares or approximately 5% of its currently outstanding publicly held (not including shares held by the MHC) shares of common stock, increasing to 277,000 the total shares subject to repurchase, and extending the program to July 31, 2009, unless completed sooner or otherwise extended

The equity to assets ratio decreased to 9.01% at June 30, 2008, from 9.65% at December 31, 2007. The decrease was primarily due to the change in other comprehensive income, common stock repurchased under the Company’s stock repurchase plan and the rate of asset growth through June 30, 2008. Despite this decrease, the Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 11.6%, Tier 1 capital to risk-weighted assets was 10.7%, and Tier 1 capital to adjusted total assets was 7.5% at June 30, 2008. These ratios as of December 31, 2007 were 12.1%, 11.2% and 7.7%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007.

General. Our net income for the three months ended June 30, 2008, was $710,000, which was an increase of $75,000 from $635,000 for the same period in 2007. 2008 earnings have been significantly impacted by the receipt of life insurance benefits, net of certain final compensation expenses, related to the recent death of an executive officer, and by an increase in the provision for loan losses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended June 30, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2008			2007
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$723,163	$11,497	6.36%	$658,023	$11,481	6.98%
Securites(2)	150,503	2,018	5.36%	129,972	1,745	5.37%
Other interest-earning assets(3)	32,692	261	3.19%	39,357	540	5.49%
Total interest-earning assets	906,358	13,776	6.08%	827,352	13,766	6.65%
Non-interest earning assets	55,753			58,951
Total assets	$962,111			$886,303

INTEREST-BEARING LIABILITIES
Savings deposits	$35,951	$33	0.37%	$41,230	$39	0.38%
Interest bearing demand accounts	56,133	295	2.10%	52,250	397	3.04%
Money market accounts	133,977	865	2.58%	158,179	1,828	4.62%
Time deposits	325,917	3,717	4.56%	299,444	3,730	4.98%
Federal Home Loan Bank advances	182,427	1,818	3.99%	142,000	1,601	4.51%
Securities sold under agreements to repurchase	91,025	937	4.12%	55,698	633	4.55%
Total interest-bearing liabilities	825,430	7,665	3.72%	748,801	8,228	4.40%
Non-interest bearing liabilities	46,918			46,218
Total liabilities	872,348			795,019
Stockholders' equity	89,763			91,284
Total liabilities and stockholders' equity	$962,111			$886,303

Net interest income		$6,111			$5,538
Net interest spread			2.36%			2.25%
Net earning assets	$80,928			$78,551
Net interest margin(4)			2.70%			2.68%
Average interest-earning assets to average interest-bearing liabilities		109.80%			110.49%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended June 30, 2008 as compared to the same period in 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / Decrease		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$997	$(981)	$16
Securities	275	(2)	273
Other interest-earning assets	(80)	(199)	(279)
Total interest-earning assets	1,192	(1,182)	10

INTEREST-BEARING LIABILITIES
Savings deposits	(5)	(1)	(6)
Interest bearing demand accounts	28	(130)	(102)
Money market accounts	(248)	(715)	(963)
Time deposits	316	(329)	(13)
Federal Home Loan Bank advances	418	(200)	218
Securities sold under agreements to repurchase	368	(65)	303
Total interest-bearing liabilities	877	(1,440)	(563)

Net interest income	$315	$258	$573

Interest income. As shown in the table above interest income for the three months ended June 30, 2008, was virtually unchanged as compared to the same period in 2007, as growth in the average outstanding balance of interest-earning assets was offset by a decline in average interest rates. The prime rate has decreased 325 basis points from 8.25% to 5.00% since June 30, 2007, 225 basis points from 7.25% to 5.00% during the first six months of 2008 and 25 basis points from 5.25% to 5.00% during the second quarter of 2008.

Interest income from loans was nearly unchanged, as the increase in average balances was nearly offset by the decrease in average interest rates. The growth in interest income from investment securities for the quarter ended June 30, 2008, as compared to the same quarter in 2007 was mainly due to higher average balances of $150.5 million for the three months ended June 30, 2008 as compared to $130.0 million for the same three month period in the prior year. The decline in interest income from other interest-earning assets was due to a decline in average interest rates as well as lower average balances of $32.7 million for the three months ended June 30, 2008 as compared to $39.4 million for the same three month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest-earning assets desired by the Company.

Interest expense. The decrease in interest expense for the three months ended June 30, 2008, as compared to the same period in 2007, was due to lower average rates on interest-bearing liabilities, offset by growth in average outstanding balances of both Federal Home Loan Bank advances and securities sold under agreements to repurchase. In order to fund loan growth during a period of stagnant deposit growth, the Company has continued to utilize FHLB advances. The rate of interest expense on our FHLB borrowings declined for the second quarter of 2008 as compared to the same quarter of 2007, as a result of restructuring a number of advances at slightly lower rates.

Net interest income. Net interest income increased during the three months ended June 30, 2008, as compared to the same period in 2007, as the growth in interest income outpaced the growth in interest expense. As discussed above, the growth in average outstanding balances in our loan portfolio has enabled the Company to increase the overall yield of the loan portfolio. Our net interest rate spread, which is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 11 basis points to 2.36% for the second quarter of 2008 as compared to the same quarter in 2007. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 2 basis points to 2.70%.

Provision for loan losses. Management establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

Based on management’s evaluation of these factors, provisions of $3.9 million and $509,000 were made during the three months ended June 30, 2008 and 2007, respectively. The year-over-year increase was primarily due to declines in both credit quality and real estate values and an increase in net charge-offs. Net charge-offs for the quarter ended June 30, 2008, were $2.2 million. The single largest charge-off was $1.1 million on a commercial real estate construction participation loan in northeast Florida. By comparison, net charge-offs for the same three months in 2007 were $292,000.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2008, was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended June 30, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,175	$1,313	$(138)	-10.5%
Gain on sale of real estate mortgages held for sale	36	5	31	620.0%
Loss on sale of foreclosed assets	(157)	(5)	(152)	3040.0%
Gain (loss) on available for sale securities	18	(38)	56	-147.4%
Commission income	63	63	-	0.0%
Interchange fees	230	233	(3)	-1.3%
Bank owned life insurance earnings	278	217	61	28.1%
Life insurance proceeds on deceased executive officer	2,634	-	2,634	n/a
Other	78	271	(193)	-71.2%
	$4,355	$2,059	$2,296	111.5%

Non-interest income for the three months ended June 30, 2008 increased $2.3 million to $4.4 million as compared to $2.1 million for the same three months in 2007 primarily due to the receipt of the aforementioned insurance benefits which totaled $2.6 million. Service charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees. The decrease in other income was primarily due to a decrease in fair market value of interest rate swaps for the three months ended June 30, 2008 compared to the same period in 2007.

Non-interest expense. The components of non-interest expense for the three months ended June 30, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,121	$3,154	$(33)	-1.0%
Final plan benefits for deceased executive under certain compensation plans	1,032	-	1,032	n/a
Occupancy and equipment	689	603	86	14.3%
Data processing	205	270	(65)	-24.1%
Advertising	90	150	(60)	-40.0%
Outside professional services	504	741	(237)	-32.0%
Interchange charges	40	93	(53)	-57.0%
Collection expense and repossessed asset losses	91	87	4	4.6%
Telephone	141	113	28	24.8%
Other	1,015	973	42	4.3%
	$6,928	$6,184	$744	12.0%

Non-interest expense increased by $744,000 to $6.9 million for the three months ended June 30, 2008 from $6.2 million for the three months ended June 30, 2007 primarily due to final plan benefits for a ceased executive. The decrease to compensation and benefit expense for the three months ended June 30, 2008, as compared to the same period in 2007, was due to lower stock based compensation awards and retirement benefits; this was offset by increased salary expense primarily due to organizational changes, executive additions, and annual merit increases. Increased occupancy and equipment costs for the quarter ended June 30, 2008, as compared to the same quarter in 2007 was due to higher lease expense, higher real estate taxes and higher utilities, offset by lower depreciation expense. The decrease to data processing costs for the three months ended June 30, 2008, as compared to the same period in 2007, was due to lower maintenance and depreciation expense. Outside professional services expense decreased due to lower legal and consulting fees during the quarter ended June 30, 2008.

Income tax (benefit) expense. Income tax expense decreased $1.4 million to a tax benefit of $1.1 million for the three months ended June 30, 2008, from an expense of $269,000 for the same period in 2007. The tax benefit was primarily due to the receipt of $2.6 million of non-taxable life insurance benefits related to the recent death of an executive officer.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007.

General. Our net income for the six months ended June 30, 2008, was $734,000, which was a decrease of $686,000 from $1.4 million for the same period in 2007. 2008 earnings have been significantly impacted by the receipt of life insurance benefits, net of certain final compensation expenses, related to the recent death of an executive officer, and by an increase in the provision for loan losses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the six months ended June 30, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the six months ended June 30,
	2008			2007
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$712,818	$23,131	6.49%	$648,712	$22,533	6.95%
Securites(2)	148,483	3,976	5.36%	121,172	3,232	5.33%
Other interest-earning assets(3)	39,259	697	3.55%	46,711	1,257	5.38%
Total interest-earning assets	900,560	27,804	6.17%	816,595	27,022	6.62%
Non-interest earning assets	55,754			58,775
Total assets	$956,314			$875,370

INTEREST-BEARING LIABILITIES
Savings deposits	$35,765	$66	0.37%	$41,531	$83	0.40%
Interest bearing demand accounts	52,182	552	2.12%	51,649	788	3.05%
Money market accounts	139,108	2,065	2.97%	144,651	3,325	4.60%
Time deposits	329,256	7,779	4.73%	308,055	7,618	4.95%
Federal Home Loan Bank advances	177,703	3,613	4.07%	142,822	3,209	4.49%
Securities sold under agreements to repurchase	86,194	1,799	4.17%	48,963	1,108	4.53%
Total interest-bearing liabilities	820,208	15,874	3.87%	737,671	16,131	4.37%
Non-interest bearing liabilities	46,011			46,379
Total liabilities	866,219			784,050
Stockholders' equity	90,095			91,320
Total liabilities and stockholders' equity	$956,314			$875,370

Net interest income		$11,930			$10,891
Net interest spread			2.30%			2.24%
Net earning assets	$80,352			$78,924
Net interest margin(4)			2.65%			2.67%
Average interest-earning assets to average interest-bearing liabilities		109.80%			110.70%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the six months ended June 30, 2008 as compared to the same period in 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$1,969	$(1,371)	$598
Securities	731	13	744
Other interest-earning assets	(179)	(381)	(560)
Total interest-earning assets	2,521	(1,739)	782

INTEREST-BEARING LIABILITIES
Savings deposits	(11)	(6)	(17)
Interest bearing demand accounts	8	(243)	(235)
Money market accounts	(123)	(1,138)	(1,261)
Time deposits	510	(349)	161
Federal Home Loan Bank advances	730	(326)	404
Securities sold under agreements to repurchase	783	(92)	691
Total interest-bearing liabilities	1,897	(2,154)	(257)

Net interest income	$624	$415	$1,039

Interest income. As shown in the table above the majority of the increase in interest income for the six months ended June 30, 2008, as compared to the same period in 2007, was attributed to growth in the average outstanding balance of interest-earning assets. Loans accounted for approximately 76% of the interest income growth, or $598,000 for the six months ended June 30, 2008, as compared to the same period in 2007. The increased interest income from loans was due to an increase in average outstanding balances to $712.8 million for the six months ended June 30, 2008 from $648.7 million for the same period from the prior year, offset by a decline in average interest rates, as the prime rate has decreased 325 basis points from 8.25% to 5.00% since June 30, 2007, 225 basis points from 7.25% to 5.00% during the first six months of 2008 and 25 basis points from 5.25% to 5.00% during the second quarter of 2008.

The growth in interest income from investment securities for the six months ended June 30, 2008, as compared to the same period in 2007 was mainly due to higher average balances of $148.5 million for the six months ended June 30, 2008 as compared to $121.2 million for the same six month period in the prior year. The decline in interest income from other interest-earning assets was due to a decline in average interest rates as well as lower average balances of $39.3 million for the six months ended June 30, 2008 as compared to $46.7 million for the same six month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates on longer-term loans, such as one- to four-family residential loans and the availability of the type of interest-earning assets desired by the Company.

Interest expense. The increase in interest expense for the six months ended June 30, 2008, as compared to the same period in 2007 was due to growth in average outstanding balances of interest-bearing deposit accounts, offset by lower average rates paid on interest-bearing liabilities, largely as a result of the Federal Reserve lowering short-term interest rates by 225 basis points during the first six months of 2008. In order to fund loan growth and maintain deposit market share, the Company has continued to pay attractive interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB borrowings declined for the first six months of 2008 as compared to the same quarter of 2007, primarily as a result of restructuring a number of advances at lower rates.

Net interest income. Net interest income increased during the six months ended June 30, 2008, as compared to the same period in 2007, as a result of the growth in interest income as well as the decrease in interest expense. As discussed above, the growth in average outstanding balances in our loan portfolio has enabled the Company to increase the overall yield of the loan portfolio. Our net interest rate spread, which is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 6 basis points to 2.30% for the first six months of 2008 as compared to the same period in 2007. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, declined 2 basis points to 2.65%.

Provision for loan losses. The Bank establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

Based on management’s evaluation of these factors, provisions of $5.5 million and $805,000 were made during the six months ended June 30, 2008 and 2007, respectively. The year-over-year increase was primarily due to declines in both credit quality and real estate values and an increase in net charge-offs. Net charge-offs for the six months ended June 30, 2008, were $3.8 million. The single largest charge-off was $1.1 million on a commercial real estate construction participation loan in northeast Florida. By comparison, net charge-offs for the same six months in 2007 were $439,000.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2008, was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the six months ended June 30, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,350	$2,540	$(190)	-7.5%
Gain on sale of real estate mortgages held for sale	36	15	21	140.0%
(Loss) gain on sale of foreclosed assets	(176)	2	(178)	-8900.0%
Gain (loss) on available for sale securities	83	(46)	129	-280.4%
Gain on redemption of Visa class B common stock	79	-	79	n/a
Commission income	144	137	7	5.1%
Interchange fees	451	443	8	1.8%
Bank owned life insurance earnings	487	428	59	13.8%
Life insurance proceeds on deceased executive officer	2,634	-	2,634	n/a
Other	100	369	(269)	-72.9%
	$6,188	$3,888	$2,300	59.2%

Non-interest income for the six months ended June 30, 2008 increased $2.3 million to $6.2 million from $3.9 million for the same six months in 2007 primarily due to the receipt of $2.6 million of life insurance benefits related to the recent death of an executive officer. Service charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees. This decline was offset by a gain on available for sale securities as well as a gain on the redemption of Visa class B common stock relating to Visa’s initial public offering. The decrease in other income was primarily due to a decrease in fair market value of interest rate swaps for the six months ended June 30, 2008 compared to the same period in 2007.

Non-interest expense. The components of non-interest expense for the six months ended June 30, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$6,401	$6,170	$231	3.7%
Final plan benefits for executive officer under certain compensatin plans	1,032	-	1,032	n/a
Occupancy and equipment	1,332	1,191	141	11.8%
Data processing	483	604	(121)	-20.0%
Advertising	244	296	(52)	-17.6%
Outside professional services	1,055	1,372	(317)	-23.1%
Interchange charges	120	193	(73)	-37.8%
Collection expense and repossessed asset losses	233	133	100	75.2%
Telephone	303	227	76	33.5%
Other	1,879	1,733	146	8.4%
	$13,082	$11,919	$1,163	9.8%

The majority of the increase to compensation and benefit expense for the six months ended June 30, 2008, as compared to the same period in 2007, was due to increased salaries, offset by lower stock based compensation awards and retirement benefits. The increase was primarily due to organizational changes, executive additions, and annual merit increases. Increased occupancy and equipment costs for the six months ended June 30, 2008, as compared to the same period in 2007 was due to higher lease expense, higher real estate taxes and higher utilities, offset by lower depreciation expense. The decrease to data processing costs for the six months ended June 30, 2008, as compared to the same period in 2007, was due to lower depreciation expense. Outside professional services cost decreased due to lower legal and consulting fees during the six months ended June 30, 2008. Collection expense increased due to higher legal expenses incurred as a result of declines in both credit quality and real estate values.

Income tax (benefit) expense. Income tax expense decreased $1.8 million, to a tax benefit of $1.2 million for the six months ended June 30, 2008, from an expense of $635,000 for the same period in 2007. The tax benefit was primarily due to the receipt of $2.6 million of non-taxable life insurance benefits related to the recent death of an executive officer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, management has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee (“Committee”).

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

The Committee generally meets at least monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations. The Committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon. The EVE, considering the assumed changes in interest rates as of June 30, 2008, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at June 30, 2008
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	2.73	2.73	2.74	2.83	2.74	2.74
Duration of liabilities(1)	2.63	2.63	2.48	2.22	2.07	2.07
Differential in duration	0.10	0.10	0.26	0.61	0.67	0.67

Amount of change in Economic Value of Equity(2)	$2,787,791	$1,858,527	$2,576,038	$(5,987,407)	$(13,040,739)	$(19,561,109)
Percentage change in Economic Value of Equity(2)	2.93%	1.96%	2.71%	-6.30%	-13.72%	-20.58%

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

June 30, 2008

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s common stock repurchase plans. Purchases made during the quarter ended June 30, 2008 relate to the stock repurchase plan that was originally approved by the Company’s Board of Directors on September 1, 2006. Stock repurchased under this plan will be held as Treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2008 through April 30, 2008	16,300	9.14	16,300	112,661

May 1, 2008 through May 31, 2008	32,459	8.89	32,459	80,202

June 1, 2008 through June 30, 2008	17,702	8.83	17,702	62,500

Total	50,161	$8.94	50,161	62,500

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual Stockholders’ Meeting (the “Meeting”) held on May 16, 2008, all  nominees for director proposed by the Company were elected. The votes cast for each  nominee were as follows:

	For	Withheld
Robert J. Larison, Jr.	12,490,071	167,018
W. Eric Palmer	12,381,296	275,793

Also at the Meeting, the stockholders ratified the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm for Atlantic Coast Federal Corporation for the fiscal year ending December 31, 2008. The votes cast for and against and the number of abstentions was as follows:

			Broker
For	Against	Abstain	Non-vote
12,155,620	469,482	31,987	0

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

June 30, 2008

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: August 13, 2008	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: August 13, 2008	/s/ Dawna R. Miller
Dawna R. Miller, Senior Vice-President and
Chief Financial Officer