Form 10-Q
period 2008-09-30
ATLANTIC COAST FEDERAL CORP
filed 2008-11-14
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, $0.01 Par Value	13,075,301 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

		Page Number

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

Form 10-Q	Signature Page	32

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2008 (unaudited) and December 31, 2007
(Dollars in Thousands, Except Share Information)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from financial institutions	$4,659	$4,726
Short-term interest earning deposits	39,967	24,584
Total cash and cash equivalents	44,626	29,310
Securities available for sale	143,043	134,216
Real estate mortgages held for sale	147	640
Loans, net of allowance of $8,603 at September 30, 2008 and $6,482 at December 31, 2007	740,028	703,513
Federal Home Loan Bank stock	11,020	9,293
Accrued interest receivable	3,872	4,080
Land, premises and equipment	16,315	16,973
Bank owned life insurance	21,965	22,227
Other real estate owned	4,019	1,726
Goodwill	2,811	2,661
Other assets	12,137	6,387

Total assets	$999,983	$931,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$36,324	$35,284
Interest-bearing demand	64,658	45,893
Savings and money market	156,946	184,899
Time	347,373	316,654
Total deposits	605,301	582,730
Securities sold under agreements to repurchase	92,800	78,500
Federal Home Loan Bank advances	207,576	173,000
Accrued expenses and other liabilities	7,370	6,990
Total liabilities	913,047	841,220

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued of 14,813,469 at September 30, 2008 and December 31, 2007	148	148
Additional paid in capital	59,832	59,082
Unearned employee stock ownership plan (ESOP) shares of 244,398 at September 30, 2008 and 279,312 at December 31, 2007	(2,444)	(2,793)
Retained earnings	49,855	51,182
Accumulated other comprehensive income (loss)	(836)	104
Treasury stock, at cost, 1,321,318 shares at September 30, 2008 and 1,131,867 at December 31, 2007	(19,619)	(17,917)
Total stockholders' equity	86,936	89,806

Total liabilities and stockholders' equity	$999,983	$931,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$11,657	$11,927	$34,787	$34,459
Securities and interest-earning deposits in other financial institutions	2,183	2,336	6,857	6,826
Total interest and dividend income	13,840	14,263	41,644	41,285

Interest expense
Deposits	4,964	6,129	15,426	17,944
Federal Home Loan Bank advances	1,983	1,671	5,596	4,879
Securities sold under agreements to repurchase	963	733	2,763	1,841
Total interest expense	7,910	8,533	23,785	24,664

Net interest income	5,930	5,730	17,859	16,621

Provision for loan losses	3,749	438	9,240	1,243

Net interest income after provision for loan losses	2,181	5,292	8,619	15,378

Noninterest income
Service charges and fees	1,299	1,326	3,649	3,866
Gain on sale of real estate mortgages held for sale	46	11	82	26
Gain (loss) on sale of securities available for sale	177	-	260	(46)
Gain (loss) on sale of foreclosed assets	(63)	(116)	(239)	(114)
Gain on redemption of Visa class B common stock	-	-	79	-
Commission income	83	85	227	222
Interchange fees	224	229	675	672
Bank owned life insurance earnings	252	211	739	639
Life insurance proceeds on deceased executive officer	-	-	2,634	-
Other	1,014	(232)	1,114	137
	3,032	1,514	9,220	5,402

Noninterest expense
Compensation and benefits	3,183	3,147	9,584	9,317
Final plan benefits for deceased executive officer under certain compensation plans	-	-	1,032	-
Occupancy and equipment	689	595	2,021	1,787
Data processing	251	234	734	838
Advertising	217	123	461	420
Outside professional services	353	456	1,407	1,828
Interchange charges	48	104	169	297
Collection expense and repossessed asset losses	125	59	358	192
Telephone	147	122	450	348
Other	858	830	2,737	2,562
	5,871	5,670	18,953	17,589

(Loss) income before income tax expense	(658)	1,136	(1,114)	3,191

Income tax (benefit) expense	(329)	347	(1,519)	982

Net (loss) income	$(329)	$789	$405	$2,209

(Loss) earnings per common share:
Basic	$(0.03)	$0.06	$0.03	$0.17

Diluted	$(0.03)	$0.06	$0.03	$0.17

Dividends declared per common share	$0.11	$0.15	$0.38	$0.42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008 and September 30, 2007
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME	STOCK	EQUITY
For the nine months ended September 30, 2008

Balance at January 1, 2008	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

ESOP shares earned, 34,914 shares	-	(43)	349	-	-	-	306

Management restricted stock expense	-	452	-	-	-	-	452

Stock options expense	-	318	-	-	-	-	318

Dividends declared ( $0.38 per share)	-	-	-	(1,732)	-	-	(1,732)

Director's deferred compensation	-	16	-	-	-	(16)	-

Shares relinquished	-	7	-	-	-	(60)	(53)

Treasury stock purchased at cost, 182,729 shares	-	-	-	-	-	(1,626)	(1,626)

Comprehensive income:
Net income	-	-	-	405	-	-	405
Other comprehensive (loss) income	-	-	-	-	(940)	-	(940)
Total comprehensive income	-	-	-	405	(940)	-	(535)

Balance at September 30, 2008	$148	$59,832	$(2,444)	$49,855	$(836)	$(19,619)	$86,936

For the nine months ended September 30, 2007

Balance at January 1, 2007	$148	$57,708	$(3,259)	$52,711	$(204)	$(16,017)	$91,087

ESOP shares earned, 34,914 shares	-	245	349	-	-	-	594

Stock options exercised	-	(18)	-	-	-	65	47

Stock awards	-	(28)	-	-	-	116	88

Management restricted stock expense	-	510	-	-	-	-	510

Stock options expense	-	250	-	-	-	(155)	95

Dividend declared ($0.42 per share)	-	-	-	(1,942)	-	-	(1,942)

Shares relinquished	-	139	-	-	-	-	139

Treasury stock purchased at cost, 105,838 shares	-	-	-	-	-	(1,968)	(1,968)

Comprehensive income:
Net income	-	-	-	2,209	-	-	2,209
Other comprehensive (loss) income	-	-	-	-	(66)	-	(66)
Total comprehensive income	-	-	-	2,209	(66)	-	2,143

Balance at September 30, 2007	$148	$58,806	$(2,910)	$52,978	$(270)	$(17,959)	$90,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net income	405	2,209
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	9,240	1,243
Gain on sale of real estate mortgages held for sale	(82)	(26)
Loans originated for sale	(7,084)	(67,981)
Proceeds from loan sales	7,577	71,144
Loss (gain) on sale of other real estate owned	239	114
(Gain) loss on sale of securities available for sale	(260)	46
Loss on disposal of equipment	1,050	113
ESOP compensation expense	307	594
Share-based compensation expense	802	760
Net depreciation and amortization	1,522	1,466
Net change in accrued interest receivable	208	(364)
(Decrease) increase in cash surrender value of bank owned life insurance	262	(639)
Net change in other assets	(5,177)	(1,631)

Net change in accrued expenses and other liabilities	379	1,503
Net cash from operating activites	9,388	8,551

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	22,017	13,289
Proceeds from the sales of securities available for sale	55,896	14,619
Purchase of securities available for sale	(87,968)	(62,512)
Loans purchased	-	(14,027)
Net change in loans	(49,600)	(19,113)
Expenditures on premises and equipment	(1,223)	(584)
Proceeds from the sale of other real estate owned	679	333
Purchase of residential mortgage brokerage operations	(150)	-
Purchase of FHLB stock	(2,177)	(580)
Redemption of FHLB stock	450	-
Net change in other investments	-	1,200
Net cash from investing activities	(62,076)	(67,375)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from financing activities
Net increase in deposits	$22,571	$24,961
FHLB advances	103,000	50,000
Proceeds from sale of securities
under agreements to repurchase	14,300	34,500
Repayment of FHLB advances	(68,424)	(38,000)
Proceeds from exercise of stock options,
including tax benefit	-	135
Shares relinquished	(85)	(16)
Treasury stock repurchased	(1,626)	(1,968)
Dividends paid	(1,732)	(1,815)
Net cash from financing activities	68,004	67,797

Net change in cash and cash equivalents	15,316	8,846

Cash and equivalents beginning of period	29,310	41,057

Cash and equivalents at end of period	$44,626	$49,903

Supplemental information:
Interest paid	$23,935	$24,185
Income tax paid	11	1,746

Supplemental noncash disclosures:
Loans transferred to other real estate	$3,212	$1,804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The 2007 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the September 30, 2007 Form 10-Q may have been reclassified to conform to the current presentation.

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

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (Continued)

15, 2008, and interim periods within those fiscal years. On October 10, 2008 the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP does not change existing generally accepted accounting principles. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. The FSP includes only one example, as the FASB emphasized the need to apply reasonable judgment to each specific fact pattern. Several additional concepts addressed in the FSP include distressed sales; the use of 3rd party pricing information, the use of internal assumptions and the relevance of observable data, among others. The FSP was effective upon issuance, including prior periods for which financial statements have not yet been issued. Therefore, it first applies to September 30, 2008 interim and annual financial statements. The impact of adoption was not material to the Company’s consolidated balance sheet or results of operations.

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

NOTE 5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase were $92.8 million and are secured by mortgage-backed securities with a carrying amount of $102.9 million at September 30, 2008. The Company had $78.5 million of such agreements as of December 31, 2007.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$88,741
Average interest rate during the period	4.15%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	4.12%

NOTE 6. DIVIDENDS

During the third quarter of 2008, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.11 per share. The dividend was payable on October 27, 2008 for stockholders of record on October 10, 2008. Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 64.7% of the Company’s total outstanding common stock at September 30, 2008 has informed the Company it has waived receipt of the third quarter dividend on its owned shares, as was done in the first quarter and second quarter of 2008 and throughout 2007.

Total dividends charged to retained earnings for the nine months ended September 30, 2008 were $1,732,000.

NOTE 7. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2008 and 2007 is as follows:

NOTE 7. EARNINGS (LOSS) PER COMMON SHARE (continued)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Basic
Net (loss) income	$(329)	$789	$405	$2,209
Weighted average common shares outstanding	13,520,085	13,673,347	13,588,801	13,700,331
Less: Average unallocated ESOP shares	(279,312)	(325,864)	(279,312)	(325,864)
Average unvested restricted stock awards	(117,020)	(179,128)	(153,664)	(210,552)

Average Shares	13,123,753	13,168,355	13,155,825	13,163,915

Basic (loss) earnings per common share	$(0.03)	$0.06	$0.03	$0.17

Diluted
Net (loss) income	$(329)	$789	$405	$2,209
Weighted average common shares outstanding per common share	13,123,753	13,168,355	13,155,825	13,163,915
				51,445
Add:Dilutive effects of assumed exercise of stock options Dilutive effects of full vesting of stock awards	78,992	86,449	71,919	70,396
Average shares and dilutive potential common shares	13,202,745	13,254,804	13,227,744	13,285,756

Diluted (loss) earnings per common share	$(0.03)	$0.06	$0.03	$0.17

Stock options for 497,606 and 610,681 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007, respectively, because they were anti-dilutive.

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income components and related taxes for the nine months ended September 30, 2008 and 2007 were as follows:
	(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Unrealized holding (gains) losses on securities available for sale	$1,502	$1,775	$(1,854)	$(54)
Less reclassification adjustments for (gains) losses recognized in income	(177)	-	(339)	46
Net unrealized losses (gains)	1,679	1,775	(1,515)	(100)
Tax effect	(628)	(666)	575	34
Net-of-tax amount	1,051	1,109	(940)	(66)

Change in fair value of derivatives used for cash flow hedges	309	-	-	-
Less reclassification adjustments for (gains) losses recognized in income	-	-	-	-
Net unrealized gains and (losses)	309	-	-	-
Tax effect	(117)	-		-
Net-of-tax amount	192	-	-	-

Other comprehensive income (loss)	$1,243	$1,109	$(940)	$(66)

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

Securities Available for Sale
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans
The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level inputs).

NOTE 9. FAIR VALUE (continued)

Derivatives
The fair value of derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using:
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Impaired loans – collateral dependent	$14,127	$14,127
Available for sale securities	$143,043	$9,258	$133,785	$-
Liabilities:
Cash flow swap	$74	$-	$74	$-

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral; collateral dependent loans had a carrying amount of $14.1 million, with a valuation allowance of $2.7 million as of September 30, 2008.

Fair value adjustments for interest rate swaps resulted in net income of $77,000 for the three and nine months ended September 30, 2008.

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

An allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a SFAS No. 5, Accounting for Contingencies (“SFAS 5”) component by type of loan and specific allowances for identified problem loans. The allowance incorporates the results of measuring impaired loans as provided in SFAS 114 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These accounting standards prescribe the measurement methods and disclosures related to impaired loans.

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component. Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2007 and the first nine months of 2008, and management believes this trend will continue in the near term.

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

Management also evaluates the allowance for loan losses based on a review of individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

The allowance for loan losses was $8.6 million at September 30, 2008, and $5.8 million at September 30, 2007. The allowance for loan losses as a percentage of total loans was 1.15% at September 30, 2008, and 0.86% as of September 30, 2007. The provision for loan losses was $9.2 million for the nine months ended September 30, 2008, and $1.2 million for the same period in 2007. The increase in the provision for loan losses in the first nine months of 2008 was due primarily to higher net charge-offs as well as applying greater loss factors to the outstanding loans, resulting from declining credit quality in light of the ongoing deterioration in the local economy and declining real estate values over the past year.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income, net of tax. At least quarterly, the Company adjusts the carrying value of the securities to fair value based on a combination of Level 1 and Level 2 inputs. Other comprehensive loss resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $940,000 and $66,000 for the nine months ended September 30, 2008 and 2007, respectively. Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, including the credit risk of the underlying assets, the extent of the decline and the duration of the decline. The Company does not have any equity investments in government sponsored entities FNMA or FHLMC, or any trust preferred securities.

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability of such assets by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $2.8 million as of September 30, 2008; therefore, if goodwill was determined to be impaired, the financial results of the Company could be materially impacted.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General. Year to date asset growth at September 30, 2008 as compared to December 31, 2007 was 7.4%, or approximately 10% annuualized. Loan growth outpaced deposit growth, resulting in the Bank leveraging this growth through additional borrowings, primarily FHLB of Atlanta advances and securities sold under agreements to repurchase. Loan growth during the first nine months of 2008 continued the Bank’s renewed focus on internal loan production and the gradual expansion of its commercial lending business to take advantage of local market opportunities.

Following is a summarized comparative balance sheet as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,	Increase (decrease)
	2008	2007	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$44,626	$29,310	$15,316	52.3%
Securitites available for sale	143,043	134,216	8,827	6.6%
Loans	748,631	709,995	38,636	5.4%
Allowance for loan losses	(8,603)	(6,482)	(2,121)	32.7%
Loans, net	740,028	703,513	36,515	5.2%
Real estate mortgages held for sale	147	640	(493)	-77.0%
Other assets	72,139	63,347	8,792	13.9%
Total assets	$999,983	$931,026	$68,957	7.4%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$36,324	$35,284	$1,040	2.9%
Interest bearing demand	64,658	45,893	18,765	40.9%
Savings and money market	156,946	184,899	(27,953)	-15.1%
Time	347,373	316,654	30,719	9.7%
Total deposits	605,301	582,730	22,571	3.9%
Federal Home Loan Bank advances	207,576	173,000	34,576	20.0%
Securities sold under agreements to repurchase	92,800	78,500	14,300	18.2%
Accrued expenses and other liabilities	7,370	6,990	380	5.4%
Total liabilities	913,047	841,220	71,827	8.5%
Stockholders' equity	86,936	89,806	(2,870)	-3.2%
Total liabilities and stockholders' equity	$999,983	$931,026	$68,957	7.4%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. The increase in cash and cash equivalents from December 31, 2007 was due primarily to the growth in deposits and the liquidation of certain available for sale securities. Management expects the balances in cash and cash equivalents will fluctuate as other interest earning assets mature, as management identifies opportunities for longer-term investments that fit the Company’s growth strategy, and as daily operating liquidity increases or decreases.

Securities available for sale. Securities available for sale is composed principally of debt securities of U.S. Government-sponsored organizations, or mortgage-backed securities. During the nine months ended September 30, 2008, the Company restructured its securities portfolio in order to improve overall liquidity. As such, the Company purchased $88.0 million of government sponsored mortgage-backed securities and sold $55.9 million of primarily municipal bonds and private issue mortgage-backed securities. The investment portfolio increased by approximately $8.8 million to $143.0 million at September 30, 2008, net of purchases, sales and maturities. Gain on sale of securities available for sale was approximately $260,000 for the nine months ended September 30, 2008.

Loans. Following is a comparative composition of net loans as of September 30, 2008 and December 31, 2007:

	September 30, 2008	% of total loans	December 31, 2007	% of total loans
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$373,812	50.4%	$377,956	53.5%
Commercial	75,684	10.2%	74,748	10.6%
Other ( land & multifamily)	46,756	6.3%	40,698	5.8%
Total real estate loans	496,252	66.9%	493,402	69.9%

Real estate construction loans:
One-to-four family	10,982	1.5%	13,448	1.9%
Commercial	15,746	2.1%	11,129	1.6%
Acquisition & development	5,367	0.7%	5,329	0.7%
Total real estate construction loans	32,095	4.3%	29,906	4.2%

Other loans:
Home equity	107,894	14.6%	98,410	13.9%
Consumer	80,228	10.8%	64,673	9.2%
Commercial	24,960	3.4%	20,009	2.8%
Total other loans	213,082	28.8%	183,092	25.9%

Total loans	741,429	100%	706,400	100%

Allowance for loan losses	(8,603)		(6,482)
Net deferred loan costs	7,003		3,256
Premiums on purchased loans	199		339

Loans, net	$740,028		$703,513

The composition of our net loan portfolio is heavily weighted in loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 65% of our loans invested in those types of loans at September 30, 2008, and 67% at December 31, 2007. As of September 30, 2008 our one- to four-family residential mortgages, as a percentage of total loans, decreased approximately 3% compared to the year-end 2007 balance, with new loan production nearly offset by payments on existing loans. Loan growth in one-to-four family mortgages has been negatively impacted by a slowing in residential real estate sales activity in the Bank’s markets. Recent reports by state and national real estate organizations have reported substantial declines in residential real estate activity in the Northeast Florida markets, as well as in Florida in general. As a result of these factors, management believes that growth in one- to four-family residential mortgages may be limited in the near term.

Total loan production of $137.1 million during the nine months ended September 30, 2008 was derived through the Bank’s retail and commercial businesses and represented a diversified array of loan products offered by the Bank.

Allowance for loan losses. Our allowance for loan losses was 1.15% and 0.86% of total loans outstanding at September 30, 2008 and December 31, 2007, respectively. Allowance for loan losses activity for the nine months ended September 30, 2008 and 2007 was as follows:

	At September 30,	At September 30,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$6,482	$4,705
Loans charged-off	(8,051)	(1,642)
Recoveries	932	1,496
Net charge-offs	(7,119)	(146)

Provision for loan losses	9,240	1,243

Ending balance	$8,603	$5,802

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans. The increase in the provision for loan losses in the first nine months of 2008 was due primarily to higher net charge-offs as well as applying greater loss factors to the outstanding loans, resulting from declining credit quality in light of the ongoing deterioration in the local economy and declining real estate values over the past year. Non-performing loans totaled $22.3 million and $7.8 million at September 30, 2008, and December 31, 2007, respectively. The increase in non-performing loans was caused primarily by the transfer of $6.1 million of commercial real estate participation and real estate development loans to non-accrual status during the second quarter of 2008. Total impaired loans increased to $14.1 million at September 30, 2008 from $5.4 million at December 31, 2007. The total allowance allocated for impaired loans increased to $2.7 million at September 30, 2008 from $1.4 million at December 31, 2007. The increase in both non-performing and impaired loans was primarily the result of certain commercial loan participations in our general market area. The Company ceased involvement in new loan participations following a commitment made on December 31, 2006, and funded in May 2007. As of September 30, 2008, and December 31, 2007, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of September 30, 2008, and December 31, 2007. Non-performing loans, excluding small balance homogeneous loans, increased to $11.8 million at September 30, 2008, from $4.4 million at December 31, 2007. Restructured loans increased to $7.5 million as of September 30, 2008, from $0 at December 31, 2007.

Deposits. Total deposit account balances were $605.3 million at September 30, 2008, an increase of $22.6 million from $582.7 million at December 31, 2007. Interest bearing demand accounts increased $18.8 million due primarily to the introduction of a new high-yield transaction based product during the half of 2008., Time deposit accounts increased $30.7 million, offset by a $27.9 million decrease in savings and money market accounts due to disintermediation between these products as a result of certain rate adjustments and promotions during 2008. Management believes future deposit growth will be limited due to intense competition within our market areas.

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

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $102.9 million at September 30, 2008. The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future. Upon conversion, each agreement may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company. As of September 30, 2008, the weighted average rate of the agreements was 4.12%. Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 64 months and a weighted- average rate of 3.80% at September 30, 2008. The $34.6 million increase in FHLB borrowings at September 30, 2008 as compared to December 31, 2007 was due to additional borrowings of $103.0 million used to replace advances that matured and fund loan growth, offset by repayments of $68.4 million. The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative source of funds. However, with the FDIC's current proposal to raise deposit insurance premiums to recapitalize the Deposit Insurance Fund, which takes into consideration an institution's FHLB borrowings, our FDIC assessment could increase if we continue to borrow heavily from the FHLB. There can be no assurance that the proposal will be adopted in its current form.

Stockholders' equity. Stockholders' equity decreased to approximately $86.9 million at September 30, 2008 from $89.8 million at December 31, 2007 primarily due to the payment of cash dividends, share repurchases and the decline in other comprehensive income. In September 2008, the Company's board of directors declared a regular quarterly cash dividend at a rate of $0.11 per share. The dividend was payable on October 27, 2008, for stockholders of record on October 10, 2008. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 64.7% of the Company's total outstanding stock, informed the Company it waived receipt of this dividend as it had with respect to the first, second and third quarter dividend on its owned shares. Total dividends for the nine months ended September 30, 2008 charged to stockholders' equity was approximately $1.7 million and approximately $3.3 million of dividend payments were waived by the MHC. Management expects the MHC to waive receipt of payment on future dividends for its owned shares.

In September 2006 the Company's Board of Directors approved a repurchase plan to permit the Company to purchase, over a 12-month period, up to 10%, or 478,000 shares of its outstanding common stock. The plan was suspended in May 2007 when the Company was considering a second-step conversion. This plan was reactivated during the first quarter of 2008. Under this stock repurchase plan, the Company has repurchased approximately 416,000 shares at an average price of $15.64 per share, including approximately 183,000 shares repurchased at an average price of $8.90 during the nine months ended September 30, 2008. On August 1, 2008, the Company announced it had expanded and extended its current stock repurchase program, authorizing the repurchase of up to 220,000 additional shares or approximately 5% of its currently outstanding publicly held (not including shares held by the MHC) shares of common stock, increasing to 277,000 the total shares subject to repurchase, and extending the program to July 31, 2009, unless completed sooner or otherwise extended, As of September 30, 2008, approximately 220,000 shares of common stock remained to be repurchased under this plan although no assurances can be made regarding the number of shares, if any, that will actually be purchased, or the price that will be paid for such shares.

The Company's equity to assets ratio decreased to 8.69% at September 30, 2008, from 9.65% at December 31, 2007. The decrease was primarily due to the change in other comprehensive income, common stock for the third quarter of 2008 as compared to the same quarter of 2007, as a result of restructuring a number of advances at slightly lower rates.

The Company’s equity to assets ratio decreased to 8.69% at September 30, 2008, from 9.65% at December 31, 2007. The decrease was primarily due to the change in other comprehensive income, common stock repurchased under the Company’s stock repurchase plan and the rate of asset growth through September 30, 2008. Despite this decrease, the Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas. Total risk-based capital to risk-weighted assets was 11.5%, Tier 1 capital to risk-weighted assets was 10.7%, and Tier 1 capital to adjusted total assets was 7.4% at September 30, 2008. These ratios as of December 31, 2007 were 12.1%, 11.2% and 7.7%, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007.

General. The Company had a net loss for the three months ended September 30, 2008, was $329,000, which was a decrease of $1.1 million from net income of $789,000 for the same period in 2007.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended September 30, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended September 30,
	2008			2007
	(Dollars in Thousands)

	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$741,912	$11,657	6.28%	$678,350	$11,927	7.03%
Securites(2)	143,080	1,956	5.47%	130,943	1,786	5.46%
Other interest-earning assets(3)	37,360	227	2.43%	40,681	550	5.41%
Total interest-earning assets	922,352	13,840	6.01%	849,974	14,263	6.72%
Non-interest earning assets	58,788			54,887
Total assets	$981,140			$904,861

INTEREST-BEARING LIABILITIES
Savings deposits	$35,479	$34	0.38%	$39,207	$37	0.38%
Interest bearing demand accounts	63,799	424	2.66%	48,895	372	3.04%
Money market accounts	121,382	952	3.14%	173,905	2,015	4.63%
Time deposits	331,404	3,554	4.29%	293,145	3,705	5.06%
Federal Home Loan Bank advances	201,167	1,983	3.94%	149,109	1,671	4.48%
Securities sold under agreements to repurchase	93,836	963	4.11%	63,500	733	4.62%
Total interest-bearing liabilities	847,067	7,910	3.73%	767,761	8,533	4.44%
Non-interest bearing liabilities	47,254			46,224
Total liabilities	894,321			813,985
Stockholders' equity	86,819			90,876
Total liabilities and stockholders' equity	$981,140			$904,861

Net interest income		$5,930			$5,730
Net interest spread			2.28%			2.28%
Net earning assets	$75,285			$82,213
Net interest margin(4)			2.57%			2.70%
Average interest-earning assets to average interest-bearing liabilities		108.89%			110.71%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended September 30, 2008 as compared to the same period in 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$1,062	$(1,332)	$(270)
Securities	166	4	170
Other interest-earning assets	(42)	(281)	(323)
Total interest-earning assets	1,186	(1,609)	(423)

INTEREST-BEARING LIABILITIES
Savings deposits	(4)	-	(4)
Interest bearing demand accounts	103	(51)	52
Money market accounts	(513)	(550)	(1,063)
Time deposits	450	(601)	(151)
Federal Home Loan Bank advances	531	(219)	312
Securities sold under agreements to repurchase	319	(88)	231
Total interest-bearing liabilities	886	(1,509)	(623)

Net interest income	$300	$(100)	$200

Interest income. As shown in the table above the decrease in interest income for the three months ended September 30, 2008, as compared to the same period in 2007, was attributed to a decline in average interest rates, which was partially offset by growth in the average outstanding balance of interest-earning assets. The prime rate has decreased 275 basis points from 7.75% to 5.00% since September 30, 2007 and 225 basis points from 7.25% to 5.00% since December 31, 2007.

Interest income from loans decreased, as the increase in average balances was more than offset by the decrease in average interest rates. The growth in interest income from investment securities for the quarter ended September 30, 2008, as compared to the same quarter in 2007 was due to higher average balances of $143.1 million for the three months ended September 30, 2008 as compared to $130.9 million for the same three month period in the prior year. The decline in interest income from other interest-earning assets was due to a decline in average interest rates as well as lower average balances of $37.4 million for the three months ended September 30, 2008 as compared to $40.7 million for the same three month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates and the availability of the type of interest-earning assets desired by the Company.

Interest expense. The decrease in interest expense for the three months ended September 30, 2008, as compared to the same period in 2007, was due to lower average rates on interest-bearing liabilities, offset by growth in average outstanding balances of both Federal Home Loan Bank advances and securities sold under agreements to repurchase. In order to fund loan growth, which has exceeded deposit growth, the Company has continued to utilize FHLB advances. Interest expense on FHLB borrowings declined for the third quarter of 2008 as compared to the same quarter of 2007, as a result of restructuring a number of advances at slightly lower rates.

Net interest income. Net interest income increased during the three months ended September 30, 2008, as compared to the same period in 2007, as the decrease in interest expense outpaced the decrease in interest income. As discussed above, the growth in average outstanding balances in our loan portfolio has enabled the Company to mitigate the decline in average interest rates of the loan portfolio. Our net interest rate spread, which is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, was unchanged at 2.28% for the third quarter of 2008 as compared to the same quarter in 2007. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 13 basis points to 2.57%.

Provision for loan losses. Management establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, the source of origination of those loans, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions, source of loan origination, and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific allowance allocations are provided for such loans when necessary.

Based on management's evaluation of these factors, provisions of $3.7 million and $438,000 were made during the three months ended September 30, 2008 and 2007, respectively. The year-over-year increase was primarily due to declines in both credit quality and real estate values and an increase in net charge-offs. Net charge-offs for the quarter ended September 30, 2008, were $3.3 million, which included a net-charge-off of $1.7 million related to the sale of $4.4 million of non-performing residential mortgage loans. By comparison, the Company had net recoveries for the same three months in 2007 of $293,000. From time to time, the Company may continue to sell non-performing assets when it believes the resolution will likely be long-term.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank's key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank's senior management and Board of Directors. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2008, was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended September 30, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,299	$1,326	$(27)	-2.0%
Gain on sale of real estate mortgages held for sale	46	11	35	318.2%
Loss on sale of foreclosed assets	(63)	(116)	53	-45.7%
Gain (loss) on available for sale securities	177	-	177	-
Commission income	83	85	(2)	-2.4%
Interchange fees	224	229	(5)	-2.2%
Bank owned life insurance earnings	252	211	41	19.4%
Other	1,014	(232)	1,246	-537.1%
	$3,032	$1,514	$1,518	100.3%

Non-interest income for the three months ended September 30, 2008 increased $1.5 million to $3.0 million as compared to $1.5 million for the same three months in 2007. The primary components of the increase in other income included a gain on the previously announced sale of our Fernandina Beach branch of $595,000, a gain on extinguishment of FHLB debt of $232,000 and an increase in fair value of swaps of $382,000.

Non-interest expense. The components of non-interest expense for the three months ended September 30, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,183	$3,147	$36	1.1%
Occupancy and equipment	689	595	94	15.8%
Data processing	251	234	17	7.3%
Advertising	217	123	94	76.4%
Outside professional services	353	456	(103)	-22.6%
Interchange charges	48	104	(56)	-53.8%
Collection expense and repossessed asset losses	125	59	66	111.9%
Telephone	147	122	25	20.5%
Other	858	830	28	3.4%
	$5,871	$5,670	$201	3.5%

Non-interest expense increased by $201,000 to $5.9 million for the three months ended September 30, 2008 from $5.7 million for the three months ended September 30, 2007 primarily due to: (a) higher occupancy and equipment resulting from higher facilities expenses, partially offset by lower depreciation expense; (b) higher advertising expenses as the Bank increased its product marketing; and (c) higher collection expenses due to increased non-performing loans; partially offset by (d) declining outside professional services expenses as a result of lower legal and consulting fees during the quarter.

Income tax (benefit) expense. Income tax expense decreased $676,000 to a tax benefit of $329,000 for the three months ended September 30, 2008, from an expense of $347,000 for the same period in 2007 due to our net loss for the quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007.

General. Net income for the nine months ended September 30, 2008, was $405,000, which was a decrease of $1.8 million from $2.2 million for the same period in 2007. The current year’s earnings have been significantly impacted by the receipt of life insurance benefits, net of certain final compensation expenses, related to the recent death of an executive officer, and by an increase in the provision for loan losses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the nine months ended September 30, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the nine months ended September 30,
	2008			2007
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$722,516	$34,787	6.42%	$661,848	$34,459	6.94%
Securites(2)	146,682	5,932	5.39%	124,429	5,018	5.38%
Other interest-earning assets(3)	38,626	925	3.19%	44,701	1,808	5.39%
Total interest-earning assets	907,824	41,644	6.12%	830,978	41,285	6.62%
Non-interest earning assets	56,826			54,330
Total assets	$964,650			$885,308

INTEREST-BEARING LIABILITIES
Savings deposits	$35,670	$100	0.37%	$40,756	$120	0.39%
Interest bearing demand accounts	56,054	976	2.32%	50,731	1,160	3.05%
Money market accounts	133,199	3,016	3.02%	154,403	5,340	4.61%
Time deposits	329,972	11,334	4.58%	303,085	11,324	4.98%
Federal Home Loan Bank advances	185,525	5,596	4.02%	144,918	4,879	4.49%
Securities sold under agreements to repurchase	88,741	2,763	4.15%	53,808	1,841	4.56%
Total interest-bearing liabilities	829,161	23,785	3.83%	747,701	24,664	4.40%
Non-interest bearing liabilities	46,550			46,437
Total liabilities	875,711			794,138
Stockholders' equity	88,939			91,170
Total liabilities and stockholders' equity	$964,650			$885,308

Net interest income		$17,859			$16,621
Net interest spread			2.29%			2.23%
Net earning assets	$78,663			$83,277
Net interest margin(4)			2.62%			2.67%
Average interest-earning assets to average interest-bearing liabilities		109.49%			111.14%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the nine months ended September 30, 2008 as compared to the same period in 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$3,028	$(2,700)	$328
Securities	900	14	914
Other interest-earning assets	(221)	(662)	(883)
Total interest-earning assets	3,707	(3,348)	359

INTEREST-BEARING LIABILITIES
Savings deposits	(14)	(6)	(20)
Interest bearing demand accounts	113	(296)	(183)
Money market accounts	(661)	(1,663)	(2,324)
Time deposits	962	(952)	10
Federal Home Loan Bank advances	1,263	(547)	716
Securities sold under agreements to repurchase	1,101	(179)	922
Total interest-bearing liabilities	2,764	(3,643)	(879)

Net interest income	$943	$295	$1,238

Interest income. As shown in the table above the increase in interest income for the nine months ended September 30, 2008, as compared to the same period in 2007, was attributable to growth in the average outstanding balance of interest-earning assets offset by lower average rates. Higher average balances of securities accounted for the majority of the interest income growth, offset by a decline in interest income from other interest-earning assets. The increased interest income from loans was due to an increase in average outstanding balances to $722.5 million for the nine months ended September 30, 2008 from $661.8. million for the same period from the prior year, offset by a decline in average interest rates, as the prime rate has decreased 275 basis points from 7.75% to 5.00% since September 30, 2007 and 225 basis points from 7.25% to 5.00% since December 31, 2007.

The growth in interest income from investment securities for the nine months ended September 30, 2008, as compared to the same period in 2007 was mainly due to higher average balances of $146.7 million for the nine months ended September 30, 2008 as compared to $124.4 million for the same nine month period in the prior year. The decline in interest income from other interest-earning assets was due to a decline in average interest rates as well as lower average balances of $38.6 million for the nine months ended September 30, 2008 as compared to $44.7 million for the same nine month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates and the availability of the type of interest-earning assets desired by the Company.

Interest expense. The decrease in interest expense for the nine months ended September 30, 2008, as compared to the same period in 2007 was due to lower average rates paid on interest-bearing liabilities, largely as a result of the Federal Reserve lowering short-term interest rates by 225 basis points since December 31, 2007, offset by growth in average outstanding balances of interest-bearing deposit accounts. In order to fund loan growth and maintain deposit market share, the Company has continued to pay attractive interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The rate of interest expense on our FHLB borrowings declined for the first nine months of 2008 as compared to the same quarter of 2007, primarily as a result of restructuring a number of advances at lower rates.

Net interest income. Net interest income increased slightly during the nine months ended September 30, 2008, as compared to the same period in 2007, as a result of the growth in interest income as well as the decrease in interest expense. As discussed above, the growth in average outstanding balances in our loan portfolio has enabled the Company to increase the overall income of the loan portfolio. Our net interest rate spread, which is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 6 basis points to 2.29% for the first nine months of 2008 as compared to the same period in 2007. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, declined 5 basis points to 2.62%. The decline in the net interest margin is due to the increase in non-performing assets.

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

Based on management’s evaluation of these factors, provisions of $9.2 million and $1.2 million were made during the nine months ended September 30, 2008 and 2007, respectively. The year-over-year increase was primarily due to declines in both credit quality and real estate values and an increase in net charge-offs. Net charge-offs for the nine months ended September 30, 2008, were $6.0 million, which included net-charge-offs of $1.7 million related to the disposal of $4,400,000 of non-performing residential mortgage loans and $1.1 million related to a commercial real-estate participation loan located in northeast Florida. By comparison, net charge-offs for the same nine months in 2007 were $146,000.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2008, was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the nine months ended September 30, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$3,649	$3,866	$(217)	-5.6%
Gain on sale of real estate mortgages held for sale	82	26	56	215.4%
(Loss) gain on sale of foreclosed assets	(239)	(114)	(125)	109.6%
Gain (loss) on available for sale securities	260	(46)	306	-665.2%
Gain on redemption of Visa class B common stock	79	-	79	n/a
Commission income	227	222	5	2.3%
Interchange fees	675	672	3	0.4%
Bank owned life insurance earnings	739	639	100	15.6%
Life insurance proceeds on deceased executive officer	2,634	-	2,634	n/a
Other	1,114	137	977	713.1%
	$9,220	$5,402	$3,818	70.7%

Non-interest income for the nine months ended September 30, 2008 increased $3.8 million to $9.2 million from $5.4 million for the same nine months in 2007 primarily due to the receipt of $2.6 million of life insurance benefits related to the recent death of an executive officer. Service charges and fees, which are transactional based charges accessed on deposit accounts, declined primarily due to a decrease in the number of returned items (i.e., non-sufficient funds or “NSF”) and the associated fees. This decline was offset by a gain on available for sale securities as well as a gain on the redemption of Visa class B common stock relating to Visa’s initial public offering. The primary components of the increase in other income included a gain on the previously announced sale of our Fernandina Beach branch of $595,000, a gain on extinguishment of FHLB debt of $232,000 and an increase in fair value of swaps of $77,000.

Non-interest expense. The components of non-interest expense for the nine months ended September 30, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$9,584	$9,317	$267	2.9%
Final plan benefits for executive officer
under certain compensation plans	1,032	-	1,032	n/a
Occupancy and equipment	2,021	1,787	234	13.1%
Data processing	734	838	(104)	-12.4%
Advertising	461	420	41	9.8%
Outside professional services	1,407	1,828	(421)	-23.0%
Interchange charges	169	297	(128)	-43.1%
Collection expense and repossessed
asset losses	358	192	166	86.5%
Telephone	450	348	102	29.3%
Other	2,737	2,562	175	6.8%
	$18,953	$17,589	$1,364	7.8%

The increase in non-interest expense of $1.4 million for the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to final plan benefits for a deceased executive. The majority of the increase in compensation and benefit expense was due to increased salaries, offset by lower stock based compensation awards. The increase was primarily due to organizational changes, executive additions, and annual merit increases. Increased occupancy and equipment costs for the nine months ended September 30, 2008, as compared to the same period in 2007 was due to higher lease expense, higher real estate taxes and higher utilities, offset by lower depreciation expense. The decrease in data processing costs for the nine months ended September 30, 2008, as compared to the same period in 2007, was due to lower depreciation expense. Outside professional services decreased due to lower legal and consulting fees during the nine months ended September 30, 2008. Collection expense increased due to higher legal expenses incurred for foreclosure activity as a result of declines in both credit quality and real estate values.

Income tax (benefit) expense. Income tax expense decreased $2.5 million, to a tax benefit of $1.5 million for the nine months ended September 30, 2008, from an expense of $982,000 for the same period in 2007. The tax benefit was primarily due to an increase in taxable loss.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon. The EVE, considering the assumed changes in interest rates as of September 30, 2008, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at September 30, 2008
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	2.77	2.77	2.92	3.24	3.25	3.25
Duration of liabilities(1)	2.81	2.81	2.72	3.04	2.95	2.95
Differential in duration	-0.04	-0.04	0.20	0.20	0.30	0.30

Amount of change in Economic Value of Equity(2)	$(1,421,643)	$(947,762)	$2,001,243	$(1,989,473)	$(5,846,176)	$(8,769,264)
Percentage change in Economic Value of Equity(2)	-1.49%	-0.99%	2.09%	-2.08%	-6.12%	-9.18%

(1) Expressed as number of years before asset/liability re-prices to achieve stated rate of interest rate increase.
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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2008

Part II - Other Information
Item 1.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	Risk Factors

Our Expenses Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s common stock repurchase plans. Purchases made during the quarter ended September 30, 2008 relate to the stock repurchase plan that was originally approved by the Company’s Board of Directors on September 1, 2006. Stock repurchased under this plan will be held as Treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2008 through July 31, 2008	7,703	$7.64	7,703	274,797

August 1, 2008 through August 31, 2008	41,290	8.05	41,290	233,507

September 1, 2008 through September 30, 2008	13,590	7.50	13,590	219,917

Total	62,583	$7.88	62,583	219,917

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits
a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2008

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: November 13, 2008	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: November 13, 2008	/s/ Dawna R. Miller
Dawna R. Miller, Senior Vice–President and
Chief Financial Officer