Form 10-K
period 2008-12-31
ATLANTIC COAST FEDERAL CORP
filed 2009-03-31
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐       Non-Accelerated Filer   ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

As of March 20, 2009, there were outstanding 13,088,096 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2008 was $28,042,761.

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2009 Annual Stockholders Meeting (Part III).

(THIS PAGE INTENTIONALLY LEFT BLANK)

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K
Table of Contents, continued

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	122
Item 11.	Executive Compensation	122
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	122
Item 13.	Certain Relationships and Related Transactions, and Director Independence	122
Item 14.	Principal Accountant Fees and Services	122

PART IV

Item 15.	Exhibits and Financial Statement Schedules	122
Form 10-K	Signature Page	124
Exhibit 21.	Subsidiaries of Registrant	125
Exhibit 23.1	Consent of Crowe Horwath LLP	126
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	127
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	128
Exhibit 32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	129

PART I

Item 1.	Business

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

Atlantic Coast Federal Corporation.  Atlantic Coast Federal Corporation (or the “Stock Company”) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Stock Company was organized on January 1, 2003 as part of a three-tier mutual holding company reorganization plan adopted on May 30, 2002, for the purpose of acquiring all of the capital stock issued upon reorganization of Atlantic Coast Bank (or the “Bank”), formerly known as Atlantic Coast Federal, a federally chartered stock savings association, together referred to as the Company.  Since the primary activity to date of the Stock Company is holding all of the stock of Atlantic Coast Bank, the terms “Bank” and “Company” may be used interchangeably throughout this Form 10-K.

On October 4, 2004, Atlantic Coast Federal Corporation completed a minority stock offering in which it sold 5,819,000 shares or 40% of its common stock to eligible depositors and the Bank’s Employee Stock Ownership Plan (“ESOP”), with the majority of the 14,547,500 shares outstanding being retained by Atlantic Coast Federal, MHC (the “MHC”).  Net proceeds from the sale of the shares were of $51.7 million, net of conversion expenses of $1.9 million and proceeds loaned to the ESOP of $4.7 million.

In July 2005, the Stock Company issued, out of previously authorized but unissued common stock, 258,469 shares of common stock as restricted stock awards to outside directors and key employees under the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”). The Stock Company also conducted common stock repurchase programs during 2005, 2006, 2007 and 2008, resulting in the repurchase of 1,361,633 shares or 9.2% of total outstanding shares of common stock. At December 31, 2008, the MHC owned 64.9%, or 8,728,500 shares, of the stock of the Stock Company, with the remaining 35.1%, or 4,723,336 shares held by persons other than the MHC. The Stock Company holds 100% of Atlantic Coast Bank's outstanding common stock.

On December 12, 2007, the Company announced the termination of its Second-Step Conversion under the Plan of Conversion and Reorganization previously adopted on May 7, 2007, due to a weak market for financial institution securities.  We received OTS approval and a majority vote by the eligible members (which vote is effective for to two years from the approval date) of the MHC.  There can be no assurance when, if ever, the Company will effect the Second-Step Conversion.  See “Atlantic Coast Federal Corporation – Conversion of Atlantic Coast Federal, MHC to Stock Form.”

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

Atlantic Coast Bank.  Atlantic Coast Bank was originally established in 1939 as a credit union to serve the employees of the Atlantic Coast Line Railroad.  At the time of the conversion from a federal credit union to a federal mutual savings association the Bank’s field of membership consisted of about 125 various employee groups, residents of Atkinson, Bacon, Brantley, Charlton, Clinch, Coffee, Pierce and Ware counties in Georgia, and employees of CSX Transportation Inc. (“CSX”), which is headquartered in Jacksonville, Florida.  However, as a credit union, the Bank was legally restricted to serve only individuals who shared a “common bond” such as a common employer.

On November 1, 2000, after receiving the necessary regulatory and membership approvals, Atlantic Coast Federal Credit Union converted to a federal mutual savings association known as Atlantic Coast Bank that serves the general public.  The conversion has allowed the Bank to diversify its customer base by marketing products and services to individuals and businesses in its market area.  Unlike a credit union, the Bank may make loans to customers who do not have a deposit relationship with the Bank. Following the conversion management of the Bank began to emphasize residential mortgage lending and commercial real estate loans and to reduce automobile and consumer lending activities which had become unattractive lines of business due to delinquencies, charge-offs and competitive pressures from financing programs offered by the automobile manufacturers.  See “-Lending Activities.”

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, home equity loans, commercial real estate loans and, to a lesser extent, automobile and other consumer loans.  The Bank also originates multi-family residential loans, commercial business loans and commercial construction and residential construction loans.  Loans are obtained principally through retail staff, brokers and wholesale purchases.

Revenues are derived principally from interest on loans and other interest earning assets, such as investment securities.  To a lesser extent, revenue is generated from service charges and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years.  Deposits are solicited in the Bank’s primary market area of southeastern Georgia and the Jacksonville metropolitan area when necessary to fund loan demand.  The Company also purchases brokered deposits.

           The Bank’s address is 505 Haines Avenue, Waycross, Georgia, 31501 and its telephone number is (800) 342-2824.  Its internet site is www.AtlanticCoastBank.net.  The Bank’s website is not a part of this Annual Report.

Market Area

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Waycross, Georgia, with branches located in Waycross, Douglas and Garden City, Georgia, as well as the Jacksonville metropolitan area: Jacksonville Beach, Orange Park, Neptune Beach, Westside, Southside and Julington Creek.  We also have a branch in Lake City, Florida, which is located approximately 60 miles west of Jacksonville, Florida.  Waycross is located in Ware County, Georgia and the dominant employer is CSX Transportation, Inc., which operates a major railroad facility there.  Other major employers include the Satilla Regional Medical Center and the Ware County Board of Education.  The market area of southeastern Georgia is marked by limited growth trends and has a largely agricultural-based economy. Based on the latest FDIC deposit share data, Atlantic Coast Bank’s approximate deposit market share in Chatham, Coffee and Ware counties, Georgia was 3.99% and in Clay, Columbia, Duval and St. Johns Counties, Florida was 1.02%.  The major employers in the Jacksonville metropolitan area include two United States Naval Air Stations, the Duval County Public School System and the City of Jacksonville.  The city serves not only as a financial hub, but also as a regional healthcare and insurance center. It also has a healthy tourism industry; and has recently become active as a host city for major sporting events such as the Tournament Players Championship (TPC), the Super Bowl in 2005, and was a 2006 NCAA basketball tournament regional site.  It is also home to the third largest port in Florida.

Competition

The Bank faces strong competition in attracting deposits and originating real estate and other loans. Historically, most of our direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas.  In recent years, competition also has come from institutions that largely deliver their services over the internet.  Electronic banking such as this has the competitive advantage of lower infrastructure costs.  Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  During periods of increasing volatility in interest rates, competition for interest-bearing deposits increases as customers, particularly time-deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market.  The Bank competes for these deposits by offering superior service, competitive rates and a unique ATM arrangement that gives the Bank’s customers use of all competitor ATMs at a discounted or no fee charge.  As of December 31, 2008, management believes that the Bank held approximately 1.46% of the deposits in its primary market areas of southeast Georgia and northeast Florida.

Competition within our geographic markets also affects our ability to obtain loans through origination or purchase as well as originating them at rates that provide an attractive yield.  Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions.  Internet based lenders also have become a greater competitive factor in recent years.  Such competition for the origination and purchase of loans may limit future growth and earnings prospects.

Atlantic Coast Bank completed an update of its website in late 2008 and added the functionality of opening accounts online. This new feature, coupled with the implementation of online advertising, should increase the Bank’s competitiveness in the electronic banking arena over time.

Lending Activities

General.  We originate one- to four-family residential first and second mortgage loans, home-equity loans, land and multi-family real estate loans, commercial real estate loans, construction loans and to a lesser extent commercial business loans, automobile and other consumer loans.  We have not and currently do not originate or purchase sub-prime loans or offer teaser rate (very low, temporary introductory rate) loans. Additionally, we underwrite all loans on a fully indexed, fully amortizing basis.  Loans carry either a fixed or adjustable rate of interest.  Mortgage loans generally have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month.  Consumer loans are generally shorter in term and amortize monthly or have interest payable monthly.  At December 31, 2008, the net loan portfolio totaled $741.9 million, which constituted 74.5% of total assets. Commercial real estate, commercial business, multi-family and nonresidential construction loans are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. For a description of the primary risks associated with our non-residential loan portfolio, please see “Risk Factors―The Loan Portfolio Possesses Increased Risk Due To Our Growing Number of Commercial Real Estate, Commercial Business,  Construction and Multi-family loans and Consumer Loans Which Could Increase Our Level Of Provision For Loan Losses.”

At December 31, 2008, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $12.0 million.  At December 31, 2008, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  Our largest lending relationship was $7.8 million comprised of two loans secured by owner occupied commercial real estate and personal loans to the guarantors secured by residential real estate.  Our second largest relationship was comprised of two loans totaling $7.4 million secured by owner occupied commercial real estate and a line of credit secured by accounts receivable and business assets.  Our third largest relationship was a $6.1 million loan and is secured by land proposed to be used for custom water-front residential home development.  Our fourth largest relationship was $5.5 million which was comprised of loans secured by income producing commercial real estate and personal loans to the guarantor.  The fifth largest relationship was $4.4 million which was comprised of two loans secured by income producing commercial real estate and a personal loan to the guarantor secured by land. All of the above described loans have personal guarantees as a secondary source of repayment and were performing in accordance with their terms at December 31, 2008.

The following table presents information concerning the composition of Atlantic Coast Bank’s loan portfolio, excluding real estate mortgages held for sale, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$370,783	49.86%	$377,956	53.51%	$334,000	52.14%	$324,681	55.88%	$303,544	58.44%
Commercial	84,134	11.31%	74,748	10.58%	60,912	9.51%	59,074	10.16%	57,178	11.01%
Other (land & multi-family)	43,901	5.91%	40,698	5.76%	34,446	5.38%	20,302	3.49%	20,120	3.87%
Total real estate loans	498,818	67.08%	493,402	69.85%	429,358	67.03%	404,057	69.53%	380,842	73.32%

Real estate construction loans:
Construction-one- to four-family	8,974	1.21%	13,448	1.90%	32,467	5.07%	24,243	4.17%	14,275	2.75%
Construction-commercial	10,883	1.46%	11,129	1.58%	2,862	0.45%	2,577	0.44%	2,577	0.50%
Acquisition & development	5,008	0.67%	5,329	0.75%	2,103	0.33%	-	0.00%	-	0.00%
Total real estate construction loans	24,865	3.34%	29,906	4.23%	37,432	5.85%	26,820	4.61%	16,852	3.25%

Other loans:
Home equity	107,525	14.46%	98,410	13.93%	91,062	14.22%	79,016	13.60%	60,077	11.57%
Consumer	87,162	11.72%	64,673	9.16%	63,630	9.93%	62,846	10.81%	57,893	11.15%
Commercial	25,273	3.40%	20,009	2.83%	19,044	2.97%	8,430	1.45%	3,711	0.71%
Total other loans	219,960	29.58%	183,092	25.92%	173,736	27.12%	150,292	25.86%	121,681	23.43%

Total loans	$743,643	100.00%	$706,400	100.00%	$640,526	100.00%	$581,169	100.00%	$519,375	100.00%

Less:
Net deferred loan origination costs	8,662		3,256		3,348		3,164		1,473
Premiums on purchased loans	172		339		348		695		819
Allowance for loan losses	(10,598)		(6,482)		(4,705)		(4,587)		(3,956)
Total loans, net	$741,879		$703,513		$639,517		$580,441		$517,711

The following table presents the composition of Atlantic Coast Bank’s loan portfolio, excluding real estate mortgages held for sale, by fixed and adjustable-rate at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in Thousands)
Real estate loans:
One- to four-family	$194,778	26.19%	$172,730	24.45%	$115,453	18.02%	$113,590	19.55%	$118,515	22.82%
Commercial	43,393	5.83%	40,298	5.70%	23,840	3.72%	22,612	3.89%	33,568	6.46%
Other (land and multi-family)	17,899	2.41%	20,078	2.85%	15,780	2.46%	8,474	1.46%	5,436	1.05%
Total real estate loans	256,070	34.43%	233,106	33.00%	155,073	24.20%	144,676	24.90%	157,519	30.33%
Real estate construction loans:
Construction-one- to four-family	3,045	0.41%	4,773	0.68%	4,046	0.63%	16,418	2.82%	14,275	2.74%
Construction-commercial	1,206	0.16%	750	0.11%	1,758	0.27%	-	0.00%	600	0.12%
Acquisition & development	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	4,251	0.57%	5,523	0.79%	5,804	0.90%	16,418	2.82%	14,875	2.86%
Other loans:
Home equity	32,872	4.42%	23,355	3.31%	20,176	3.15%	13,184	2.27%	7,994	1.54%
Consumer	85,302	11.47%	63,472	8.99%	62,868	9.82%	62,343	10.73%	57,409	11.05%
Commercial	9,742	1.31%	6,947	0.98%	2,349	0.37%	535	0.09%	2,370	0.46%
Total other loans	127,916	17.20%	93,774	13.28%	85,393	13.34%	76,062	13.09%	67,773	13.05%
Total fixed-rate loans	388,237	52.20%	332,403	47.06%	246,270	38.44%	237,156	40.81%	240,167	46.24%

ADJUSTABLE-RATE LOANS
Real estate loans:
One-to-four-family	176,005	23.67%	205,226	29.05%	218,547	34.12%	211,091	36.31%	185,029	35.62%
Commercial	40,741	5.48%	34,450	4.88%	37,072	5.79%	36,462	6.27%	23,610	4.55%
Other (land and multi-family)	26,002	3.50%	20,620	2.92%	18,666	2.91%	11,828	2.04%	14,684	2.83%
Total real estate loans	242,748	32.65%	260,296	36.85%	274,285	42.82%	259,381	44.62%	223,323	43.00%
Real estate construction loans:
Construction-one- to four-family	5,929	0.80%	8,675	1.23%	28,421	4.44%	7,825	1.35%	-	0.00%
Construction-commercial	9,677	1.30%	10,379	1.47%	1,104	0.17%	2,577	0.44%	1,977	0.38%
Acquisition & development	5,008	0.67%	5,329	0.75%	2,103	0.33%	-	0.00%	-	0.00%
Total real estate construction loans	20,614	2.77%	24,383	3.45%	31,628	4.94%	10,402	1.79%	1,977	0.38%
Other loans:
Home equity	74,653	10.04%	75,055	10.63%	70,886	11.07%	65,832	11.33%	52,083	10.03%
Consumer	1,860	0.25%	1,201	0.17%	762	0.12%	503	0.09%	484	0.09%
Commercial	15,531	2.09%	13,062	1.85%	16,695	2.61%	7,895	1.36%	1,341	0.26%
Total other loans	92,044	12.38%	89,318	12.65%	88,343	13.80%	74,230	12.78%	53,908	10.38%
Total adjustable-rate loans	355,405	47.80%	373,997	52.94%	394,256	61.56%	344,013	59.19%	279,208	53.76%

Total loans	$743,643	100.00%	$706,400	100.00%	$640,526	100.00%	$581,169	100.00%	$519,375	100.00%
Less:
Net deferred loan origination costs	8,662		3,256		3,348		3,164		1,473
Premiums on purchased loans	172		339		348		695		819
Allowance for loan losses	(10,598)		(6,482)		(4,705)		(4,587)		(3,956)
Total loans, net	$741,879		$703,513		$639,517		$580,441		$517,711

Loan Maturity and Repricing.  The following table sets forth certain information at December 31, 2008  regarding the dollar amount of loans maturing in Atlantic Coast Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Loan balances do not include un-disbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	One- to Four-Family		Commercial Real Estate		Other Real Estate(1)		Construction-One- to four-family (2)		Construction- Commercial (2)		Acquisition & Development
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
At December 31, 2008	(Dollars in Thousands)

1 year or less	$114	7.00%	$15,172	6.11%	$12,414	3.98%	$2,661	4.21%	$10,298	4.34%	$405	3.75%
Greater than 1 to 3 years	4,413	5.21	16,137	5.94	13,943	6.29	179	3.50	-	-	4,603	4.09
Greater than 3 to 5 years	2,210	6.21	15,813	7.27	5,070	8.81	-	-	-	-	-	-
Greater than 5 to 10 years	25,496	5.25	22,655	6.80	3,529	7.25	-	-	-	-	-	-
Greater than 10 to 20 years	40,973	6.05	13,548	6.71	5,921	7.49	-	-	585	3.42	-	-
More than 20 years	297,577	6.04	809	5.95	3,024	6.05	6,134	8.09	-	-	-	-
Total	$370,783		$84,134		$43,901		$8,974		$10,883		$5,008

	Home Equity		Consumer		Commercial		Total
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
At December 31, 2008	(Dollars in Thousands)

1 year or less	$267	5.50%	$2,627	6.33%	$9,207	4.39%	$53,165	5.03%
Greater than 1 to 3 years	2,499	7.56	23,449	10.89	7,626	3.66	72,849	6.95
Greater than 3 to 5 years	4,882	7.54	17,038	10.76	3,307	6.64	48,320	8.60
Greater than 5 to 10 years	7,183	7.58	4,547	8.71	5,115	7.15	68,525	6.48
Greater than 10 to 20 years	27,282	7.34	26,716	8.56	18	8.25	115,043	7.08
More than 20 years	65,412	6.15	12,785	7.99	-	-	385,741	6.16
Total	$107,525		$87,162		$25,273		$743,643

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

The following schedule illustrates the interest rate sensitivity of Atlantic Coast Bank’s loan portfolio at December 31, 2008.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices.  The schedule does not include scheduled payments or potential prepayments.

	One- to Four-Family	Commercial Real Estate	Other –Real Estate (1)	Construction One- to four-family (2)	Construction Commercial (2)	Acquisition & Development	Home Equity	Consumer	Commercial	Total
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Dollars in Thousands)

1 year or less	$78,393	$30,266	$24,963	$2,513	$10,298	$5,008	$57,321	$12,034	$16,948	$237,744
Greater than 1 to 3 years	72,412	15,185	8,716	165	-	-	19,068	58,622	1,362	175,530
Greater than 3 to 5 years	21,988	19,066	5,682	2,002	-	-	4,408	14,635	3,026	70,807
Greater than 5 to 10 years	32,673	12,458	1,882	-	-	-	5,670	1,871	3,937	58,491
Greater than 10 to 20 years	32,618	7,159	2,639	-	585	-	19,291	-	-	62,292
More than 20 years	132,699	-	19	4,294	-	-	1,767	-	-	138,779

Total	$370,783	$84,134	$43,901	$8,974	$10,883	$5,008	$107,525	$87,162	$25,273	$743,643

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows repricing dates greater than one year.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.
	Due After December 31, 2009
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$196,420	$174,249	$370,669
Commercial	37,788	31,174	68,962
Other(1)	16,724	14,763	31,487

Construction loans:
One- to four-family	$2,002	$4,311	$6,313
Commercial	585	-	585
Acquisition & development	-	4,603	4,603

Other loans:
Home equity	$32,902	$74,356	$107,258
Consumer	84,278	257	84,535
Commercial business	7,807	8,259	16,066

Total loans	$378,506	$311,968	$690,474

(1)	Land and multi-family loans.

One- to Four-Family Real Estate Lending.  At December 31, 2008, one- to four-family residential mortgage loans totaled $370.8 million, or 49.9%, of the gross loan portfolio.  Generally, one- to four-family loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property.  The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%.  For highly credit worthy borrowers, the ratio may be extended to 89.9% depending on the occupancy of the property.  Borrowers electing an interest only payment are qualified using a fully amortizing payment based on the fully indexed interest rate.  As of December 31, 2008, the interest only portfolio totaled $74.3 million, 10.0% of the total loan portfolio, and 15.2% of the total one- to four-family mortgage loan portfolio.

Properties securing one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors.  Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.  Currently, the Bank originates one- to four-family mortgage loans on a fixed-rate and adjustable-rate basis.  Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs.  Adjustable-rate loans are tied to a variety of indices including rates based on U. S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted based upon the applicable index and in accordance with the note. The Bank’s home mortgages are structured with a five to thirty-five year maturity, with amortizations up to 35 years.  Substantially all of the one- to four-family loans originated are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area.  During 2008, the Bank implemented stricter underwriting guidelines that limited the origination of one- to four-family residential mortgage loans secured by investment property due to the continued decline in both real estate values and credit quality.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws.  Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.  The Bank sells loans to investors on the secondary market to fulfill customer demand for product(s) that do not fit in the Bank’s portfolio strategy.  The Bank generally no longer purchases loans originated by other lenders for sale in the secondary market.

Commercial Real Estate Lending.  The Bank offers commercial real estate loans for both permanent financing and construction.  These loans are typically secured by small retail establishments, rental properties, storage facilities, and office buildings located in the Bank’s primary market area.  At December 31, 2008, permanent commercial real estate loans totaled $84.1 million, or 11.3%, of the gross loan portfolio.

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

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors.  Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank requires commercial real estate borrowers with balances in excess of $250,000 submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt.  Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial real estate loans are performed by independent state-licensed fee appraisers approved by the board of directors. The majority of the properties securing commercial real estate loans are located in the Bank’s market area.

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

Other Real Estate Loans. As of December 31, 2008, other real estate secured loans totaled $43.9 million or 5.9% of the gross loan portfolio and consisted mainly of land loans, but also included loans secured by multi-family property.   In an effort to prevent potential exposure to additional credit risk due to the continued decline in both real estate values and credit quality, the Bank has implemented stricter underwriting guidelines to limit the origination of land loans to both commercial and individual borrowers.  Loans to commercial and individual borrowers secured by land totaled $38.7 million, or 5.2% of the gross loan portfolio, and loans secured by multi-family property totaled $5.2 million, or 0.7% of the gross loan portfolio as of December 31, 2008.  Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank generally underwrites land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property.  The Bank may lend up to 90% of the lesser of the appraised value or purchase price on land loans to individuals.

The Bank also offers loans secured by multi-family residential real estate.  These loans are secured by real estate located in the Bank’s primary market area.  At December 31, 2008, multi-family residential loans totaled $5.2 million.   Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities.  Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan.  These loans require monthly payments and amortize over a period of up to 30 years.  Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  The net operating income must be sufficient to cover the payments related to the outstanding debt.  Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt.  Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

Loans secured by land and multi-family real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “- Asset Quality - Non-Performing Loans.”

Real Estate Construction Lending. As of December 31, 2008, real estate construction loans totaled $24.9 million, or 3.3% of the gross loan portfolio.  The real estate construction portfolio consists of both residential and commercial construction loans. Residential construction loans, including those purchased from brokers, are generally made for the construction of pre-sold builder homes to individual borrowers. As of December 31, 2008, the Bank had $9.0 million in residential construction loans. Residential construction loans are underwritten according to the terms available on the secondary market.  Generally, construction loans are limited to a loan to value ratio not to exceed 85% based on the lesser of construction costs or the appraised value of the property upon completion.  The Bank offers both construction only and construction-to-permanent loans.

Construction only loans to individuals generally have a term of 12 months with a variable interest rate tied to the prime rate as published in the Wall Street Journal plus a margin ranging from .50% to 1.5% with a loan to value ratio of no more than 85% of the cost of the construction or appraised value of the property, whichever is less.  These loans are underwritten according to secondary market guidelines and must qualify for permanent financing as part of the origination process even if the permanent financing will be obtained from another mortgage lender.  The Bank also originates construction only loans to builders to finance the construction of one- to four-family residences.  The builder must have sufficient cash flow to repay the debt based loan.  As of December 31, 2008, loans to builders for the construction of pre-sold or speculative one- to four-family residential property and lot inventory totaled $7.6 million.  With the continued decline of both real estate values and credit quality, the Bank has implemented stricter underwriting guidelines to limit the origination of construction only loans to individuals and the origination of new builder lines of credit to finance the construction of one- to four-family residences.

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

Home-Equity Lending.  The Bank currently originates fixed-term fully amortizing home equity loans.  Historically the Bank originated open-ended interest only home equity lines of credit.  Due to continued decline of both real estate values and the increased risk inherent with second lien real estate financing, the Bank no longer originates home equity lines of credit except on a very limited basis.  At December 31, 2008, the portfolio totaled $107.5 million, or 14.5%, of the gross loan portfolio. The Bank generally underwrites one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property.  Presently, the Bank will lend up to 80% of the appraised value less any prior liens.  For high credit worthy borrowers the Bank may lend up to 90% of the appraised value less any prior liens.  This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower.  Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers approved by the board of directors or the value is determined using a qualified asset valuation model.  The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest.  As of December 31, 2008, interest only lines of credit totaled $52.5 million, or 48.8% of the total home equity loans, and 10.8% of total residential mortgage loans.  Borrowers requesting interest only lines are qualified using 1% of the commitment amount for determining the borrowers’ capacity to repay.  All home equity loans have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.  Currently these loans are retained in the Bank’s loan portfolio.

Consumer Loans.  The Bank currently offers a variety of consumer loans.  Consumer loans are principally fixed rate, generally have shorter terms to maturity, thereby reducing exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans.  At December 31, 2008, the consumer loan portfolio, inclusive of manufactured home and automobile loans, totaled $87.2 million, or 11.7%, of the gross loan portfolio.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans.  The loans are originated primarily through an on-site financing  broker and are underwritten by the Bank.  Loans secured by manufactured homes totaled $41.8 million, or 5.6% of the gross loan portfolio as of December 31, 2008.  Manufactured home loans have a fixed rate of interest and may carry terms up to twenty years.  Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.

Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles or manufactured homes.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending. We also offer commercial business loans which may be secured by assets other than real estate.  The purpose of these loans is to provide working capital, inventory financing, or equipment financing.  Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually.  Loans to finance equipment generally carry a fixed rate of interest and terms up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment.

Loan Originations, Purchases, and Sales

The Bank originates loans through its branch network, the internet and its call center. Referrals from current customers, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations.  While the Bank originates both adjustable-rate loans and fixed-rate loans, origination volume is dependent upon customer loan demand within the Bank’s market area. Demand is affected by local competition, the real estate market and the interest rate environment.

The Bank has not purchased one- to four-family residential loans since December 2007 and has not participated in a commercial real estate loan originated by another bank since May 2007.  As a matter of practice, the Bank has discontinued purchases or participations of loans originated by other banks.

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

If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured, non-real estate loans and small claims or legal action for unsecured loans. If the loan is secured by real estate, a letter of intent to foreclose is sent to the borrower when an agreement for an acceptable repayment plan can not be established or agreed upon. The letter of intent to foreclose allows the borrower up to 10 days to bring the account current. Once the loan becomes 75 days delinquent and an acceptable repayment plan has not been established, foreclosure action is initiated on the loan.  From time to time, the Bank may elect to utilize third party servicers specializing in residential real estate collection to augment in-house collection efforts.

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

Delinquent Loans.  The following table sets forth the Bank’s loans delinquent 60-to-89 days and 90 days or more past due by type, number, amount and percentage of type at December 31, 2008.  Total loans past due 60 days or more totaled $25.9 million, or 3.44% of total loans.  Real estate loans 60 days or more past due totaled $3.0 million, or 0.39% of total loans.  Construction loans 60 days or more past due totaled $4.5 million, or 0.60% of total loans.  Other loans (consisting of home equity, consumer, and commercial non-real estate) totaled $18.4 million, or 2.45% of total loans.

	Loans Delinquent For:				Total
	60-89 Days		90 Days or More		Delinquent Loans
Loan Types	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate
One- to four-family	10	$1,848	36	$8,599	46	$10,447
Commercial	-	- -	4	7,185	4	7,185
Other (Land and multi-family)	1	35	13	1,188	14	1,223

Real Estate Construction
Construction - One- to four-family	-	-	2	258	2	258
Construction – Commercial	-	-	2	4,289	2	4,289
Construction - Acquisition & development	-	-	-	-	-	-

Other Loans – Consumer
Home equity	12	837	16	840	28	1,677
Consumer	34	249	41	387	75	636
Commercial	-	-	1	170	1	170
Total	57	$2,969	115	$22,916	172	$25,885

Delinquent loans to total gross loans		0.39%		3.05%		3.44%
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

The increase in one- to four-family real estate loans was primarily the result of the general economic decline, including rising unemployment and lower real estate values.

The increase in commercial real estate non-performing assets was primarily the result of two participation lending relationships.  The first is an assemblage of hotels, retail buildings and land parcels located in Daytona Beach, Florida for which a specific reserve of approximately $1.0 million has been established.  The second is a land loan that is under collateralized; a specific reserve of $463,000 has been established for this loan.  The increase in commercial construction non-performing assets was primarily the result of two participation lending relationships.  The first is a partially completed condominium complex in Jacksonville, Florida that is under-collateralized.  The second is a substantially completed condominium and hotel complex located near Disney World in central Florida that is suffering from the lack of availability of end-user condo financing.  The project is adequately collateralized, and accordingly no specific reserve has been established for this loan. The Bank is not the lead lender with respect to the above-mentioned four loans.  At December 31, 2008, the Bank had no loans delinquent 90 days or more that were accruing interest.  At December 31, 2008 and 2007, loans 90 days or more past due and non-accrual loans as a percentage of total loans were 3.43% and 2.90% of total assets, respectively.  For the year ended December 31, 2008, contractual gross interest income of $1.1 million would have been recorded on non-performing loans if those loans had been current.  Interest in the amount of $700,000 was included in income during 2008 on such loans.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accrual loans:
Real Estate
One- to four-family	$10,319	$2,312	$325	$697	$1,931
Commercial	5,126	280	430	238	3,271
Other (Land & multi-family)	2,941	1,073	104	109	-

Real Estate Construction
Construction - One-to four-family	86	-	551	-	-
Construction - Commercial	3,169	2,407	-	-	-
Construction - Acquisition & Development	1,812	-	-	-	-

Other
Home Equity	1,525	774	280	35	-
Consumer	387	221	445	597	290
Commercial	170	772	915	940	1,166
Total	$25,535	$7,839	$3,050	$2,616	$6,658

Accruing delinquent 90 days or more:

Real Estate
One- to four-family	-	-	-	-	-
Commercial	-	-	-	-	-
Other (Land & multi-family)	-	-	-	-	-

Real Estate Construction
Construction - One-to four-family	-	-	-	-	-
Construction - Commercial	-	-	-	-	-
Construction - Acquisition & Development	-	-	-	-	-

Other
Home Equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-

Total non-performing loans	25,535	7,839	3,050	2,616	6,658
Foreclosed assets	3,332	1,726	286	310	323

Total non-performing assets	$28,867	$9,565	$3,336	$2,926	$6,981
Total troubled debt restructurings	$7,004	-	-	-	-

Non-performing loans to total loans	3.43%	1.11%	0.48%	0.45%	1.28%
Non-performing loans to total assets	2.56%	0.84%	0.36%	0.39%	1.09%
Non-performing assets to total assets	2.90%	1.03%	0.40%	0.39%	1.09%

Real Estate Owned and Other Repossessed Assets. Real estate acquired as a result of foreclosure is classified as real estate owned.  At the time of foreclosure or repossession, the property is recorded at the lower of its estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.  Other repossessed assets are recorded at the lower of the loan balance or fair market value.  As of December 31, 2008, the Bank had real estate owned of $3.3 million, and troubled debt restructurings of $7.0 million.

Classified Assets. Banking regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations.  The total amount of classified assets represented 43.7% of Bank equity capital and 3.4% of the Bank’s total assets at December 31, 2008.

The aggregate amount of classified loans at the dates indicated was as follows:

	At December 31,
	2008	2007
	(Dollars in Thousands)
Loss	$-	$-
Doubtful	459	1,527
Substandard	33,248	5,519
Total	$33,707	$7,046

At December 31, 2008, $17.5 million of classified loans were impaired, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), up from $7.0 million at year end 2007. Loans considered doubtful were $500,000, down from $1.5 million at year end 2007.  Loans considered substandard were $33.2 million, up from $5.5 million at year end 2007, primarily due to the decline in general economic conditions, including rising unemployment and declining real estate values.  Loans are classified as special mention when it is determined a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms.  Special mention loans were $14.7 million and $9.8 million at December 31, 2008 and 2007, respectively.  All loans classified as special mention are performing according to their contractual terms and no losses are anticipated at this time.

Allowance for Loan Losses. An allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses in the loan portfolio.  Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a SFAS No. 5, Accounting for Contingencies (“SFAS 5”) component by type of loan and specific allowances for identified problem loans.  The allowance incorporates the results of measuring impaired loans as provided in SFAS 114 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans.  Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component.  Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2008 and management believes this trend will continue.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas.  Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

Management also evaluates the allowance for loan losses based on a review of individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogenous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

At December 31, 2008, the allowance for loan losses was $10.6 million or 1.43% of the total loan portfolio and 41.6% of total non-performing loans.  Assessing the adequacy of the allowance for loan losses is inherently subjective and requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In management’s opinion, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2008.

The following table sets forth an analysis of the allowance for loan losses.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$6,482	$4,705	$4,587	$3,956	$6,593
Charge-offs:
Real Estate Loans
One-to four-family	3,514	133	107	192	78
Commercial	3,393	-	-	605	4,637
Other (Land & Multi-family)	777	41	-	-	-
Real Estate Construction Loans
Construction - One-to four- family	336	275	-	-	-
Construction - Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	1,392	550	14	160	63
Consumer	1,232	1,819	1,094	1,249	1,642
Commercial	345	135	-	120	-
Total charge-offs	10,989	2,953	1,215	2,326	6,420
Recoveries:
Real Estate Loans
One-to four-family	25	5	54	40	7
Commercial	550	893	83	51	-
Other (Land & Multi-family)	45	-	-	-	-
Real Estate Construction Loans
Construction - One-to four-family	-	-	-	-	-
Construction - Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	3	71	18	1	11
Consumer	533	1,145	703	732	790
Commercial	1	-	-	12	-
Total recoveries	1,157	2,114	858	836	808
Net charge-offs	9,832	839	357	1,490	5,612
Provision for loan losses	13,948	2,616	475	2,121	2,975

Balance at end of period	$10,598	$6,482	$4,705	$4,587	$3,956
Net charge-offs to average loans during this period (1)	1.35%	0.13%	0.06%	0.27%	1.16%
Net charge-offs to average non-performing loans during this period	131.80%	24.71%	11.36%	43.41%	122.10%
Allowance for loan losses to non-performing loans	41.50%	82.69%	154.21%	175.36%	59.42%
Allowance as % of total loans (end of period) (1)	1.43%	0.92%	0.73%	0.78%	0.75%

(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts.

The distribution of the allowance for loan losses on loans at the dates indicated is summarized as follows:

	At December 31,
	2008			2007			2006
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$2,805	$370,783	49.86%	$1,609	$377,956	53.50%	$771	$334,000	52.14%
Commercial	1,458	84,134	11.31%	583	74,748	10.58%	660	60,912	9.51%
Other (land & multi-family)	1,061	43,901	5.90%	883	40,698	5.76%	212	34,446	5.38%

Real Estate Construction
Construction - One-to four family	98	8,974	1.21%	399	13,448	1.90%	323	32,467	5.07%
Construction - Commercial	116	10,883	1.46%	571	11,129	1.58%	63	2,862	0.45%
Acquistion & Development	1,737	5,008	0.67%	-	5,329	0.75%	-	2,103	0.33%

Other Loans
Home Equity	2,301	107,525	14.46%	1,295	98,410	13.93%	745	91,062	14.22%
Consumer	628	87,162	11.72%	691	64,673	9.16%	1,327	63,630	9.93%
Commercial	394	25,273	3.40%	451	20,009	2.83%	604	19,044	2.97%
Total	$10,598	$743,643	100.00%	$6,482	$706,400	100.00%	$4,705	$640,526	100.00%

	2005			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real Estate Loans
One-to four-family real estate	$672	$324,682	55.88%	$494	$303,544	58.44%
Commercial real estate	1,041	59,074	10.16%	1,404	57,178	11.01%
Other (land & multi-family)	117	20,302	3.49%	32	20,120	3.87%

Real Estate Constrcution
Construction-one-to four family	185	24,242	4.17%	71	14,275	2.75%
Construction -commercial	26	2,577	0.44%	179	2,577	0.50%
Acquistion & Development	-	-	-	-	-	-

Other Loans
Home equity	497	79,016	13.60%	332	60,077	11.57%
Consumer	1,581	62,846	10.81%	1,227	57,893	11.15%
Commercial	468	8,430	1.45%	217	3,711	0.71%
Total	$4,587	$581,169	100.00%	$3,956	$519,375	100.00%

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

The board of directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the board. Investment activities are directed by the Chief Executive Officer and the Treasurer in coordination with the Company’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The structure of the investment portfolio is intended to provide liquidity when loan demand is high, assist in maintaining earnings when loan demand is low and maximize earnings while managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.”

Investment Securities.  The Bank invests in investment securities, for example United States government sponsored enterprises and state and municipal obligations, as part of its asset liability management strategy.  All such securities are classified as available for sale.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), requires investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized gains and losses reported separately in other comprehensive income (loss), net of tax.

The following table sets forth the composition of the securities portfolio and other earning assets at the dates indicated.

	At December 31,
	2008		2007		2006
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency	$14,200	9.63%	$11,510	8.58%	$16,280	16.41%
State and municipal	2,513	1.70%	8,684	6.47%	1,729	1.74%
Mortgage backed (1)	130,761	88.67%	114,022	84.95%	81,222	81.85%
Total	$147,474	100.00%	$134,216	100.00%	$99,231	100.00%

Other earning assets:
Interest-earning deposits with banks	$24,033	60.15%	$24,584	63.27%	$30,486	76.92%
FHLB stock	9,996	25.02%	9,293	23.92%	7,948	20.05%
Other investments	5,927	14.83%	4,977	12.81%	1,200	3.03%
Total	$39,956	100.00%	$38,854	100.00%	$39,634	100.00%

(1)	Approximately 87% of mortgage backed securities available for sale is comprised of FNMA, FHLMC and GNMA securities.

The composition and maturities of the debt securities portfolio, as of December 31, 2008, are as follows:

			Greater Than	Greater
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Than 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government and agency	$-	$-	$975	$12,890	$13,865	$14,200
State and Municipal	-	-	434	2,231	2,665	2,513
Mortgage-backed	2,624	-	5,139	123,717	133,480	130,761
Total investment securities	$2,624	$-	$6,548	$138,838	$148,010	$147,474

Weighted average yield	4.00%	-%	5.60%	5.23%	5.11%	5.11%

(1)	The above presentation does not include the carrying values, yields and maturities of mutual funds as these investments do not have contractual maturities.

Sources of Funds

General.  The Bank’s sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of investment securities, borrowings, and funds provided from operations.

Deposits.  The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms.  Deposits consist of time deposit accounts, savings, money market and demand deposit accounts.  Historically, the Bank has paid attractive rates on deposit accounts.  The Bank relies primarily on competitive pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank will purchase time deposit accounts from brokers at costs and terms which are comparable to time deposits originated in the branch offices.  The Bank had $43.4 million of brokered deposits at December 31, 2008.  The Bank began offering access to the Certificate of Deposit Account Registry Service, or CDARS during the 4th quarter of 2008.  CDARS is a deposit placement service that allows the Bank to accept very large-denomination CD deposits from customers and ensure that 100% of those CD deposits are FDIC-insured.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. Pricing of deposits are managed to be consistent with overall asset/liability management, liquidity and growth objectives. Management considers numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank (“FHLB”). Interest rates are reviewed by senior management at least weekly.  Based on historical experience, management believes the Bank’s deposits are a relatively stable source of funds.  Despite this stability, the Bank’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
					(Dollars in Thousands)
			Weighted			Weighted			Weighted
			average			average			average
	Balance	Percent	rate	Balance	Percent	rate	Balance	Percent	rate
					(Dollars in thousands)
Deposit type:
Non interest bearing demand	$33,192	5.31%	-	$35,284	6.05%	-	$38,301	6.68%	-
Savings	32,465	5.20%	0.38%	35,633	6.11%	0.37%	41,915	7.31%	0.42%
Interest bearing demand	67,714	10.84%	2.78%	45,893	7.88%	2.59%	52,895	9.23%	3.00%
Money market demand	131,923	21.12%	2.95%	149,266	25.61%	4.06%	116,314	20.31%	4.69%

Total transaction accounts	265,294	42.47%	2.22%	266,076	45.66%	2.77%	249,425	43.53%	2.89%

Certificates of deposit	359,312	57.53%	4.12%	316,654	54.34%	4.98%	323,627	56.47%	4.83%

Total deposits	$624,606	100.00%	3.31%	$582,730	100.00%	3.97%	$573,052	100.00%	3.99%

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $145.7 million.  The following table sets forth the maturity of those certificates as of December 31, 2008.

Maturity Period	At December 31, 2008
(Dollars in Thousands)

Three months or less	$17,524
Over three months through six months	13,084
Over six months through one year	53,039
Over one year to three years	51,419
Over three years	10,646

Total	$145,712

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

Advances from the FHLB of Atlanta may be obtained upon the security of mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2008, the Company had $184.9 million in FHLB advances outstanding.

The following table sets forth information as to FHLB advances for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)
Average balance outstanding	$191,055	$148,184	$128,260

Maximum month-end balance	$207,592	$173,000	$144,000

Balance at end of period	$184,850	$173,000	$144,000

Weighted average interest rate during the period	3.97%	4.49%	4.42%

Weighted average interest rate at end of period	4.05%	4.23%	4.45%

Subsidiary and Other Activities

At December 31, 2008, Atlantic Coast Federal Corporation did not have any active subsidiaries other than Atlantic Coast Bank. During 2005, Atlantic Coast Bank formed Atlantic Coast Holdings, Inc. (“Holdings”) as a wholly owned subsidiary for the purpose of managing and investing in certain securities, as well as owning all of the common stock and 85% of the preferred stock of Coastal Properties, Inc. a Real Estate Investment Trust (“REIT”). The REIT was formed for the purpose of holding Georgia and Florida first lien residential mortgages originated by Atlantic Coast Bank.

Employees

At December 31, 2008, the Bank had a total of 185 employees, including 9 part-time employees.  The Company’s employees are not represented by any collective bargaining group.

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

General.  Atlantic Coast Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), which insures the deposits of Atlantic Coast Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.  The OTS regularly examines the Bank and prepares reports for the consideration of Atlantic Coast Bank’s board of directors on any deficiencies it may find in the Bank’s operations.  The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of loan documents.  Any change in such regulations, whether by the FDIC, the OTS, or the Congress, could have a material adverse impact on Atlantic Coast Federal Corporation and Atlantic Coast Bank and their operations.

Atlantic Coast Federal Corporation

General.  Atlantic Coast Federal Corporation is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners’ Loan Act.  It is required to file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over Atlantic Coast Federal Corporation and any non-savings institution subsidiaries.  This permits the OTS to restrict or prohibit activities it determines to be a serious risk to Atlantic Coast Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Atlantic Coast Federal Corporation.

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

In 2008, Atlantic Coast Federal, MHC waived receipt of quarterly dividends in the total amount of $4.1 million.  It is anticipated Atlantic Coast Federal, MHC will waive dividends, from time to time, paid by Atlantic Coast Federal Corporation, if any.  Under OTS regulations, public stockholders would not be diluted because of any dividends waived by Atlantic Coast Federal, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Atlantic Coast Federal, MHC converts to stock form.

Conversion of Atlantic Coast Federal, MHC to Stock Form.  The OTS regulations permit Atlantic Coast Federal, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Second Step Conversion”).  There can be no assurance when, if ever, a second Step Conversion will occur.  In a Second Step Conversion a new holding company would be formed as the successor to Atlantic Coast Federal Corporation (the “New Holding Company”), Atlantic Coast Federal, MHC’s corporate existence would end, and certain depositors of Atlantic Coast Bank would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Atlantic Coast Federal, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Atlantic Coast Federal Corporation immediately prior to the Second Step Conversation.  The total number of shares held by Minority Stockholders after a Second Step Conversion also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Second Step Conversion.

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

Atlantic Coast Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2008, Atlantic Coast Bank’s lending limit under this restriction was $12.0 million.  Atlantic Coast Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, federal legislation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009.  The Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC issued a final rule that would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim final rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. Future special assessments could also be assessed.  No assurance can be given with respect to the Bank’s total base assessment rate that will be imposed by the FDIC.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance. In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  Under the program, the FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  The Company and the Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  The Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.

The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program (“TARP”), Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company has filed an application to participate in the program, but like other applicants in the mutual holding company structure, no action has been taken on its application.

In addition, the current economic crisis has generated new federal legislation, including the American Recovery and Reinvestment Act of 2009 (“ARRA”), which has created new corporate governance reporting obligations, as well as compensation and financial restrictions, on banks and financial services companies receiving federal assistance pursuant to this statute and the TARP Capital Purchase Program.  There can be no assurance that some of these restrictions may be applied more broadly in the future to financial institutions that are not receiving federal assistance.  Moreover, it is likely that additional legislation will be enacted in the future affecting the regulation of financial institutions and their holding companies.

Regulatory Capital Requirements

Federally insured savings institutions, such as Atlantic Coast Bank, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.  Atlantic Coast Bank meets the requirements to be considered adequately capitalized, as well as those required to be well capitalized. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation.  Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income.  In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.  At December 31, 2008, Atlantic Coast Bank had $3.0 million of intangible assets consisting of goodwill of approximately $2.8 million and net core deposit intangible of $145,000.

At December 31, 2008, Atlantic Coast Bank had tangible capital of $68.5 million, or 7.0% of adjusted total assets, which is approximately $53.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2008, Atlantic Coast Bank had $3.0 million of intangibles, which were subject to these tests.  At December 31, 2008, Atlantic Coast Bank had core capital equal to $68.5 million, or 7.0% of adjusted total assets, which is $29.1 million above the minimum requirement of 4.0% in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets (“Tier 1”).  At December 31, 2008, Atlantic Coast Bank had Tier 1 risk-based capital of $74.5 million or 10.9% of risk-weighted assets, which is approximately $41.1 million above the minimum on such date.  The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core capital as defined above and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On December 31, 2008, Atlantic Coast Bank had total risk-based capital of $74.5 million and risk-weighted assets of $682.8 million; or total capital of 10.9% of risk-weighted assets.  This amount was $19.9 million above the 8.0% requirement in effect on that date.

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

Qualified Thrift Lender Test

All savings institutions, including Atlantic Coast Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2008, Atlantic Coast Bank was in compliance with the test.

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

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OTS, in connection with the examination of Atlantic Coast Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Atlantic Coast Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Atlantic Coast Bank may be required to devote additional funds for investment and lending in its local community.  Atlantic Coast Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts.  At December 31, 2008, Atlantic Coast Bank was in compliance with these reserve requirements.

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

As a member, Atlantic Coast Bank is required to purchase and maintain stock in the FHLB of Atlanta.  At December 31, 2008, Atlantic Coast Bank had $10.0 million in FHLB stock, which was in compliance with this requirement.  Atlantic Coast Bank received dividends of $358,000 for the fiscal year ended December 31, 2008.  Over the past two fiscal years such dividends have averaged 4.60% and were 3.50% for the fiscal year ended December 31, 2008.  See Item 1A, Risk Factors – “The Federal Home Loan Bank of Atlanta announced it would not pay a dividend for the fourth quarter of 2008.”

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

Item 1A.  Risk Factors

Our business, and an investment in the common stock, involves risks. Summarized below are the risk factors which management believe are material to the business and could negatively affect operating results, financial condition and the trading value of the common stock. Other risks factors not currently known to management, or risk factors that are currently deemed to be immaterial or unlikely, also could adversely affect the business.   In assessing the following risk factors, the reader should also refer to the other information contained in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

Risks Relating to the Business

The geographic concentration in loans secured by one- to four- family residential real estate may increase credit losses, which could increase the level of provision for loan losses.

As of December 31, 2008 approximately 64.3% of the Bank’s total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida. The recent downturn in the local and national economy, particularly affecting real estate values and employment, could adversely affect the Bank’s loan customers’ ability to repay their loans.  In the event the Bank is required to foreclose on a property securing a mortgage loans or pursue other remedies in order to protect the Bank’s investment, there can be no assurance the Bank will recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, the Bank would sustain loan losses and potentially incur a higher provision for loan loss expense.

The loan portfolio possesses increased risk due to our growing number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase the level of provision for loan losses.

The Bank’s outstanding commercial real estate, commercial business, construction, multi-family, and manufactured home, automobile and other consumer loans accounted for approximately 35.7% of the total loan portfolio as of December 31, 2008.  Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties.  These loans have higher risks than loans secured by residential real estate for the following reasons:

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

•
Consumer Loans.  Consumer loans (such as automobile and manufactured home loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

Increased provisions for loan losses would negatively affect the results of operation.  For further information concerning these risks, see Item 1. Business –“Lending Activities” and “- Asset Quality.”

The loan portfolio possesses increased risk due to rapid expansion during a period of rising real estate values, high sales volume activity and historically low interest rate environment.

From December 31, 2001 to December 31, 2008, the balance of the gross loan portfolio has grown from $337.1 million to $743.6 million, an increase of 120.6% with approximately 86% of that growth occurring in the last four years.  Much of this growth is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida.  As a result of this rapid expansion during a period of rising real estate values and historically low interest rates, a significant portion of the loan portfolio is unseasoned and potentially under collateralized given the recent significant decline in real estate values.  Sufficient time has not elapsed to ascertain the magnitude of potential losses resulting from this level of growth during a period of intense changes in the real estate market.  Additionally, given the historically low interest rate environment over this same period, the unseasoned adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level and may involve repayment risks resulting from potentially increasing payment obligations by the borrower as a result of repricing.  At December 31, 2008 there were $355.4 million in adjustable rate loans which made up 47.8% of the loan portfolio.

If economic conditions continue to deteriorate in our primary market areas of Jacksonville, Florida and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrower’s ability to repay loans declines and the value of the collateral securing the loan decreases.

The Bank’s financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events.  The Bank holds approximately 35.5% of the deposits in Ware County, the county in which Waycross, Georgia is located.  On the contrary, the Bank has approximately 0.91% of the deposits in the Jacksonville, Florida, metropolitan area.  Additionally, the Bank’s market share of loans in Ware County is significantly greater than its share of the loan market in the Jacksonville metropolitan area.  As a result of the concentration in Ware County, the Bank may be more susceptible to adverse market conditions in that market.  Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral.  Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.

If the allowance for loan losses is not sufficient to cover actual losses, income and capital will be negatively affected.

In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, the Bank may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on the Bank’s financial condition and results of operations. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loans losses, management reviews the loan portfolio and the Bank’s historical loss and delinquency experience, as well as overall economic conditions. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance.  The allowance for loan losses is also periodically reviewed by the OTS, who may disagree with the allowance and require the Bank to increase the amount.  Additions to the allowance for loans losses would be made through increased provisions for loan losses and would negatively affect the bank’s results of operations.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of our senior management team.  Our strategy and operations are directed by the senior management team, approximately one-third of whom have joined us since 2004 and each of whom has over 10 years of financial institution experience. Currently, only the president and chief executive officer, who has served in such position since 1983 has an employment contract. Any loss of the services of the president and chief executive officer or other members of the management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets.

Future changes in interest rates could impact our net income.

Net income is the amount by which net interest income and non-interest income exceeds non-interest expenses and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•	interest income earned on interest-earning assets, such as loans and securities; and

•	interest paid on interest-bearing liabilities, such as deposits and borrowings.

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

The Federal Reserve Board lowered the federal funds rate from 4.25% to 0.25% during 2008. The federal funds rate has a direct correlation to general rates of interest, including the Bank’s interest-bearing deposits. As explained in more detail in Item 7A of this Annual Report on Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk,” the Bank’s mix of asset and liabilities are considered to be sensitive to interest rate changes.   If interest rates continue to decrease, net interest income could increase.  However, in a declining rate environment, the Bank may be susceptible to the payoff or refinance of high rate mortgage loans that could reduce net interest income. On the other hand, if interest rates rise, net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities.  In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related and investment securities.  For a further discussion of how changes in interest rates could impact the Bank, see Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

Our non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. Our efficiency ratio has been affected by our efforts to expand our business and the corresponding infrastructure. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2008 and 2007, our efficiency ratio was 76.4% and 86.8%, respectively. Generally, this means we spent $0.76 and $0.87 during 2008 and 2007 to generate $1.00 of income.  This reflects a trend where our efficiency ratio has deteriorated from 63.5% to 76.4% for the seven-year period ended December 31, 2008.

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

From 2000 to mid-2007, the Jacksonville metropolitan area had been one of the fastest growing economies in the United States.  Consequently, the area experienced substantial growth in population, new business formation and public works spending. Due to the considerable slowing of economic growth and migration into our market area since mid-2007 and the resulting downturn in the real estate market, management believes growth in our market area will be moderate in the near term.  Growth in the first mortgage loan portfolio has been negatively impacted by a slowing in residential real estate sales activity in our markets.  A decrease in existing and new home sales decreases lending opportunities, and may negatively affect our income.  In addition, the Jacksonville metropolitan area had the 22nd highest foreclosure rate of one- to four-family residences in the United States. Some of our commercial real estate loans secured by properties in the early stages of development could also be adversely affected by the downturn in Florida’s real estate market and in general economic conditions. Further declines in the real estate market could have a significant effect on the Florida economy, thus negatively affecting our customer funds on deposit, loan demand and our branch expansion efforts.

The Bank operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Atlantic Coast Bank is subject to extensive regulation, supervision and examination by the OTS, its chartering authority, and by the FDIC, which insures Atlantic Coast Bank’s deposits.  As a savings and loan holding company, the Company is subject to regulation and supervision by the OTS.  Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Atlantic Coast Bank and Atlantic Coast Federal Corporation.

The Bank’s operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on operations.  These laws, rules and regulations are frequently changed by legislative and regulatory authorities.  There can be no assurance changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the business, financial condition or prospects.

Atlantic Coast Federal Corporation’s expenses will increase as a result of increases in Federal Deposit Insurance Corporation insurance premiums.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the FDIC will first establish an institution’s initial base assessment rate.  This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also allows for additional special assessments.

Future legislative or regulatory actions responding to financial market weakness could affect us adversely.

There can be no assurance that actions of the United States Congress, the United States Government, the Federal Reserve and other governmental and regulatory bodies taken for the purpose of stabilizing the financial markets will achieve the intended effect.  In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was enacted in October 2008 and the United States Treasury Department has instituted programs under the ESSA designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted which is intended to expand and established government spending programs and provide certain tax cuts to stimulate the economy.  The United States Government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the recently announces foreclosure prevention program.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards and the bank regulatory agencies are expected to be active in responding to concerns and trends identified in their examination of regulated financial institutions.  Actions taken to date, as well as potential actions, may not have the intended beneficial effects.  In addition, new laws, regulations and other regulatory changes will likely increase our costs of doing business and regulatory compliance and ultimately affect our profitability.

Risks Relating to an Investment in Common Stock

Stock price may be volatile due to limited trading volume.

Atlantic Coast Federal Corporation’s common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in the Stock Company’s common stock is relatively small, less than approximately 7,400 shares per day in 2008, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of Atlantic Coast Federal Corporation’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Atlantic Coast Federal Corporation’s holding company, Atlantic Coast Federal, MHC owned approximately 64.9% of the common stock at December 31, 2008. Directors and executive officers own or control approximately 7.1% of the common stock. The same directors and executive officers that manage Atlantic Coast Federal Corporation, also manage Atlantic Coast Federal, MHC. Public stockholders who are not associated with the MHC or Atlantic Coast Federal Corporation owned approximately 29.6% of the common stock at December 31, 2008. The Board of Directors of Atlantic Coast Federal, MHC will be able to exercise voting control over most matters put to a vote of stockholders because the MHC owns a majority of Atlantic Coast Federal Corporation’s common stock.  For example, Atlantic Coast Federal, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

Stock issued pursuant to the exercise of stock options awarded to directors and management will dilute public stockholder ownership.

Directors and management currently hold options to purchase approximately 569,000 shares of common stock, or 4.2% of total common stock outstanding. There are an additional 132,000 shares available for future awards of options under the current stock option plan, or 1.1% of the common stock outstanding. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of grant. The payments are not made until the option is actually exercised by the recipient. The issuance of common stock pursuant to the exercise of total stock options under the stock option plan will result in the dilution of existing stockholders voting interests by 5.3% unless shares are repurchased to cover such exercise.

Ability to pay dividends is limited.

Atlantic Coast Federal Corporation’s ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of the business, including capital needs related to future growth. The primary source of income is the payment of dividends from Atlantic Coast Bank to the Stock Company. Atlantic Coast Bank, in turn, is subject to regulatory requirements potentially limiting its ability to pay such dividends and by the need to maintain sufficient capital for its operations and obligations.  Thus, there can be no assurance the Company will continue to pay dividends to common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.  On March 27, 2009, the Company announced that it reduced its quarterly dividend to $0.01 per share from $0.09 per share the previous quarter.

The Federal Home Loan Bank of Atlanta announced it would not pay a dividend  for the fourth quarter of 2008.

In March 2009 the Federal Home Loan Bank of Atlanta announced it would not pay a dividend on its common stock for the fourth quarter of 2008.  The Federal Home Loan Bank of Atlanta also announced it would no longer provide dividend guidance prior to the end of each quarter due to the ongoing uncertainty in the financial markets.  The Federal Home Loan Bank could not provide any assurance that the dividend payments will resume in the near future.    We received $358,000 in dividends from the Federal Home Loan Bank of Atlanta during the three quarters ended September 30, 2008, and the failure of the Federal Home Loan Bank of Atlanta to pay dividends for any future quarter will reduce our earnings.  For the year ended December 31, 2008, the annualized dividend rate was 3.54%.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2008, Atlantic Coast Bank had twelve full-service offices and one drive-up facility and a leased office space for the Florida regional center.  Atlantic Coast Bank owns all locations except the regional office in Jacksonville, FL and the branch location in Orange Park, FL.  The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $15.9 million at December 31, 2008.

We sold our Fernandina Beach branch in August 2008 due to our assessment that the branch would not achieve a targeted level of profitability within an acceptable timeframe.

The following table provides a list of the Bank’s main and branch offices.

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date	December 31, 2008
			(Dollars in Thousands)
HOME AND EXECUTIVE OFFICE	Owned	--	$1,550
AND MAIN BRANCH
505 Haines Avenue
Waycross, GA 31501

FLORIDA REGIONAL CENTER	Leased	June 2009	61
10151 Deerwood Park Blvd.
Building 100, Suite 501
Jacksonville, FL 32256

BRANCH OFFICES:	Owned	--	96
Drive-up Facility
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	--	298
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	--	334
Douglas, GA 31533

213 Hwy 80 West	Owned	--	125
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	--	822
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	--	913
Jacksonville, FL 32221

1567 Kingsley Avenue	Leased	October 2017	730
Orange Park, FL 32073

463 West Duval Street	Owned	--	91
Lake City, FL 32055

930 University Avenue, North	Owned	--	644
Jacksonville, FL 32211

1700 South Third Street	Owned	--	472
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	--	1,554
Neptune Beach, FL 32233

2766 Race Track Road	Owned	--	2,409
Jacksonville, FL 32259

Management believes the Company’s facilities are suitable for their purpose and adequate to support its business.  Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations.  In January 2007 Atlantic Coast Bank relocated the Atlantic Blvd branch from a leased location to a new stand alone branch building at 1425 Atlantic Blvd.  In January 2008 Atlantic Coast Bank relocated the Orange Park, Florida branch from an owned location to a larger, leased location.  Atlantic Coast Bank currently has a second site in St. Johns County, Florida and continues to evaluate other sites for possible future expansion.

Atlantic Coast Bank uses an in-house data processing system, with support provided by Open Solutions, a third-party vendor to maintain the Company’s database of depositor and borrower customer information.  Atlantic Coast Bank extended the data processing contact with Open Solutions during 2007 for an additional five year term taking the contract to March 2012. The net book value of data processing and computer equipment at December 31, 2008, was approximately $735,000.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Atlantic Coast Federal Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.”  As of March 20, 2009, there were 14,813,469 shares of common stock issued, with approximately 2,000 stockholders of record, including approximately 1,500 beneficial owners and other persons or entities holding stock in nominee or “street name” accounts with brokers.

The Company began paying quarterly dividends in May 2005 using earnings from investments and un-invested proceeds received from the minority share stock offering completed on October 4, 2004. Future dividend payments by Atlantic Coast Federal Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Bank.  Under OTS regulations, the dollar amount of dividends Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings.  Generally, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OTS regulations. See Business -“How We Are Regulated-Limitations on Dividends and Other Capital Distributions.”  Atlantic Coast Bank may not declare or pay a dividend on, or repurchase any, of its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount prescribed by the OTS for adequately capitalized institutions.  On March 27, 2009, the Company announced that it reduced its quarterly dividend to $0.01 per share from $0.09 per share the previous quarter.

The following table sets forth the quarterly market price range of, and dividends declared on, the Atlantic Coast Federal Corporation’s common stock for the two years ended December 31, 2008 and 2007:

	High	Low	Dividends

Fiscal 2008
January 1-March 31	$12.19	$8.10	$0.15
April 1- June 30	9.93	7.30	0.12
July 1- September 30	8.47	4.69	0.11
October 1- December 31	7.89	3.40	0.09

Fiscal 2007
January 1-March 31	$19.10	$17.18	$0.13
April 1- June 30	20.06	15.55	0.14
July 1- September 30	15.80	12.42	0.15
October 1- December 31	15.38	10.61	0.15

The table below sets forth information regarding Atlantic Coast Federal Corporation’s common stock repurchase plan during the years ended December 31, 2008 and 2007.

Month ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2008	12,800	$6.77	12,800	207,117
November 30, 2008	7,300	6.17	7,300	199,817
December 31, 2008	20,083	4.11	20,083	179,734
Total	40,183	$5.33	40,183	179,734

October 31, 2007	-	-	-	182,646
November 30, 2007	-	-	-	182,646
December 31, 2007	-	-	-	182,646
Total	-	-	-	182,646

Set forth below is information, as of December 31, 2008, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price(2) of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(3)

Equity compensation plans approved by stockholders	559,101	$13.94	141,964
Equity compensation plans not approved by stockholders	—	—	—
Total	559,001	$13.94	141,964

(1)	Consists of options to purchase 559,101 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(3)	Consists of stock options for 141,964 shares of common stock available to be granted from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

Item 6.  Selected Financial Data

The following is a summary of selected consolidated financial data of Atlantic Coast Federal Corporation at and for the dates indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

	At December 31,
Selected Consolidated Balance	2008	2007	2006	2005	2004
Sheet Data:	(Dollars in Thousands)

Total assets	$996,089	$931,026	$843,079	$744,116	$637,678
Cash and cash equivalents	34,058	29,310	41,057	37,959	25,708
Securities available-for-sale	147,474	134,216	99,231	71,965	53,363
Loans receivable, net	741,879	703,513	639,517	580,441	517,711
FHLB stock	9,996	9,293	7,948	7,074	5,511
Deposits	624,606	582,730	573,052	516,321	435,682
Total borrowings	184,850	173,000	144,000	129,000	100,314
Total stockholders’ equity	83,960	89,806	91,087	92,917	98,700

	Years Ended December 31,
Selected Consolidated Statement of	2008	2007	2006	2005	2004
Income Data:	(Dollars in Thousands)

Total interest income	$55,259	$55,509	$46,407	$37,254	$31,772
Total interest expense	32,009	33,123	24,747	17,139	11,643
Net interest income	23,250	22,386	21,660	20,115	20,129
Provision for loan losses	13,948	2,616	475	2,121	2,975

Net interest income after provision for loan losses	9,302	19,770	21,185	17,994	17,154
Non-interest income	10,134	6,926	8,005	7,937	5,207
Non-interest expense	25,514	25,451	21,679	19,616	17,256

(Loss) income before income taxes	(6,078)	1,245	7,511	6,315	5,105

Income tax (benefit) expense (1)	(3,233)	130	2,382	1,290	1,815

Net (loss) income	$(2,845)	$1,115	$5,129	$5,025	$3,290
(Loss) earnings per share: Basic	$(0.22)	$0.08	$0.38	$0.36	$0.33
(Loss) earnings per share: Diluted	$(0.22)	$0.08	$0.38	$0.36	$0.33

Item 6. Selected Financial Data, continued

Selected Consolidated Financial Ratios and Other Data:	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Performance Ratios:
Return on assets (ratio of net income to average total assets)	(0.29)%	0.12%	0.66%	0.71%	0.56%
Return on equity (ratio of net income to average equity)	(3.22)%	1.22%	5.48%	5.07%	6.05%
Dividend Payout ratio	(218.4)%	712.5%	110.53%	72.22%	-%
Interest rate spread information:
Average during period	2.21%	2.23%	2.55%	2.62%	3.29%
Net interest margin(1)	2.53%	2.67%	2.99%	3.06%	3.64%
Ratio of operating expense to average total assets	2.61%	2.85%	2.78%	2.78%	2.95%
Efficiency ratio(2)	76.43%	86.83%	73.08%	69.93%	68.11%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.06%	110.96%	113.01%	116.92%	116.63%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	2.90%	1.03%	0.40%	0.39%	1.09%
Allowance for loan losses to non performing loans	41.50%	82.69%	154.21%	175.36%	59.42%
Allowance for loan losses to total Loans	1.43%	0.92%	0.73%	0.78%	0.75%
Net charge-offs to average outstanding loans	1.35%	0.13%	0.06%	0.27%	1.16%
Non-performing loans to total Loans	3.43%	1.11%	0.48%	0.45%	1.28%

Capital Ratios:
Equity to total assets at end of period	8.43%	9.65%	10.80%	12.49%	15.48%
Average equity to average assets	9.03%	10.23%	12.00%	14.07%	9.29%

Other Data:
Number of full-service offices	12	13	13	12	12
Number of loans	14,126	14,101	14,679	15,151	15,840
Number of deposit accounts	46,148	48,334	49,896	51,738	56,962

(1)	Net interest income divided by average interest earning assets.

(2)	Efficiency ratio represents non-interest expense as a percentage of net interest income plus non-interest income.

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

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings.  Earnings are also affected by the Bank’s provisions for loan losses, service charges, by gains from sales of loans, commission income, interchange fees, other income, non-interest expenses and income taxes.  Non-interest expenses consist of compensation and benefit expenses, occupancy and equipment costs, data processing costs, outside professional services, interchange fees, advertising expenses, telephone expense, and other expenses.

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations.  Management believes its critical accounting policies include determining the allowance for loan losses, accounting for deferred income taxes, and the valuation of goodwill.  Accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

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

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans.  Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component.  Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2008 and management believes this trend will continue.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas.  Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

Management also evaluates the allowance for loan losses based on a review of individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogenous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

The allowance for loan losses was $10.6 million at December 31, 2008, and $6.5 million at December 31, 2007.   The allowance for loan losses as a percentage of total loans was 1.43% at December 31, 2008, and 0.92% as of December 31, 2007.  The provision for loan losses for each quarter of 2008 and 2007, and the total for the respective years is as follows:

	2008	2007
	(In Millions)
First quarter	$1.6	$0.3
Second quarter	3.8	0.5
Third quarter	3.8	0.4
Fourth quarter	4.7	1.4
Total	$13.9	$2.6

This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long-term and short-term periods.  Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact the required level of allowance for loan losses, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance for loan losses allocated to individually evaluated loan relationships was $3.3 million at December 31, 2008 and $1.4 million at December 31, 2007, an increase of $1.9 million, primarily due to a decline in both real estate values and credit quality.  The increase in 2008 primarily reflected the addition of certain northeast Florida commercial and residential real estate loans.  Given the rapidly changing and uncertain real estate market coupled with changes in borrowers’ financial condition, weakening of collateral values, and the overall economic conditions, management anticipates there will continue to be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

Valuation of Goodwill

The Bank assesses the carrying value of goodwill at least annually in order to determine if it is impaired.  In reviewing the carrying value of goodwill, management assesses the recoverability by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment.  Any impairment would be required to be recorded during the period identified.  The Bank’s goodwill totaled $2.8 million as of December 31, 2008; therefore, if goodwill was determined to be impaired, the financial results could be materially impacted.

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

The Bank assesses the carrying value of the deferred tax asset at the end of each quarter to determine if a valuation allowance is appropriate.  Management has concluded the probability of realization of the deferred tax asset to be more likely than not.  Management has taken into account both positive and negative evidence in reaching its conclusion, including prior operating profits and forecasted financial information.  Realization of the deferred tax asset is dependent upon the Company’s ability to generate pre-tax income in future periods.  If the Company is unable to generate pre-tax income in future periods or otherwise fails to meet forecasted operating results, a valuation allowance may be required.  Any valuation allowance would be required to be recorded during the period identified.  The Bank’s deferred tax asset totaled $7.7 million as of December 31, 2008; therefore, if the deferred tax asset required a valuation allowance, the financial results could be materially impacted.

Business Strategy

Overview.  Our primary objective is to remain an independent, community-oriented financial institution, serving customers in our primary market areas.  The Board of Directors and management have sought to accomplish this objective through the adoption of a strategy designed to increase our profitability, preserve our capital position, and maintain high asset quality.  This strategy, which includes our lending strategy described below, primarily involves: 1.) maintaining a portfolio of securities with investments, including mortgage-backed securities, that enable us to balance investment risk, rate of return and liquidity needs; 2.) managing operating expenses while providing high-quality customer service; 3.) organically originating loans utilizing conservative underwriting standards; and 4.) capitalizing on the profitability and growth opportunities in our retail banking network by expanding individual customer relationships and focusing on targeted market segments. The severe downturn in the economy, particularly in our markets, that occurred in 2008 and continues into 2009, has not impacted our long-term strategy, but in the short term we expect to emphasize capital preservation and liquidity, over growth, while looking for opportunities to reduce our cost structure.  The Company suspended its repurchase program in March 2009.

Continued emphasis on mortgage lending.  Consistent with our Thrift charter and the opportunities in our markets, the Bank has historically emphasized one- to four family residential mortgage lending.  We also originate home equity loans and construction loans for one- to four-family residences.  Prior to 2008, we originated a limited amount of investor loans for one-to four-family properties, but the majority of our lending activity has focused on owner-occupied property. In 2008, we ceased all investor lending. We have not in the past, nor currently, originate subprime loans, option-arms or use other exotic lending terms. To a lesser extent, we have also originated other secured commercial loans (including permanent and construction, commercial real estate and small business loans) and other types of consumer loans, such as manufactured home and automobile loans. Until recently, nearly all loans we originated were for portfolio retention.  However during the course of 2008 we began to regularly sell originated, conforming residential loans, including the servicing, in the secondary market for favorable fees. We expect to continue this practice in the future, while maintaining our existing mix of portfolio loans.

Typically the bank funds loans from deposit growth or, in the case of one-to four-family residential loans, from long-term debt with the FHLB. These sources of funds will continue to be the chief sources for funding loans. In the recent past, using our own underwriting standards, the Bank has purchased pools of one-to four-family residential loans, or participated in commercial real estate or constructions loans originated by other banks.  These purchases were done to supplement organic growth as liquidity permitted. The Bank has not purchased one- to four-family residential loans since December 2007 and has not participated in a commercial real estate loan originated by another bank since May 2007.  As a matter of practice, the Bank has discontinued purchases or participations of loans originated by other banks.

Branch network profitability.  As part of our on-going retail banking strategy, we evaluate the market potential of each branch and its fitness relative to our retail strategy to effectively grow individual consumer and business segments. Consistent with our strategy to profitably grow our retail banking network, we also evaluate other areas within our markets and consider expansion opportunities by either by building or leasing new branch facilities, or through acquisition from other financial institutions. Our recently completed and possible future branch initiatives include:

•	Sale of our Fernandina Beach branch in August 2008 due to our assessment that the branch would not achieve a targeted level of profitability within an acceptable timeframe.
•	Completed construction of a new location to replace an existing facility in Neptune Beach, Florida, which opened in January 2007;
•	Relocated our Orange Park, Florida branch office to a newly leased space about one mile from the current location, which opened January 2008; and
•
Evaluating options for a new Florida headquarters that contains a branch office. We cannot estimate the total costs of this project at this time because site selection and the size of the building have not yet been determined.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

General. Balance sheet growth for the year ended December 31, 2008 was 7% as compared to December 31, 2007, with the majority of the growth occurring in loans and time deposits.

Following is a summarized comparative balance sheet as of December 31, 2008 and December 31, 2007:
			Increase(decrease)
	2008	2007	Dollars	Percentage
Assets	(Dollars in thousands)
Cash and cash equivalents	$34,058	$29,310	$4,748	16.2%
Securities available for sale	147,474	134,216	13,258	9.9%
Loans	752,477	709,995	42,482	6.0%
Allowance for loan losses	(10,598)	(6,482)	(4,116)	63.5%
Loans, net	741,879	703,513	38,366	5.5%
Loans held for sale	736	640	96	15.0%
Other assets	71,942	63,347	8,595	13.6%
Total assets	$996,089	$931,026	$65,063	7.0%

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$33,192	$35,284	$(2,092)	-5.9%
Interest bearing transaction accounts	67,714	45,893	21,821	47.5%
Savings and money-market	164,388	184,899	(20,511)	-11.1%
Time	359,312	316,654	42,658	13.5%
Total deposits	624,606	582,730	41,876	7.2%
Federal Home Loan Bank advances	184,850	173,000	11,850	6.8%
Securities sold under agreement to repurchase	92,800	78,500	14,300	18.2%
Accrued expenses and other liabilities	9,873	6,990	2,883	41.2%
Total liabilities	912,129	841,220	70,909	8.4%
Stockholders' equity	83,960	89,806	(5,846)	-6.5%
Total liabilities and stockholders' equity	$996,089	$931,026	$65,063	7.0%

Cash and cash equivalents. Cash and cash equivalents is comprised principally of balances held in other depository institutions. It is expected the balances maintained in cash and cash equivalents will fluctuate as other interest earning assets mature, management identifies opportunities for longer-term investments that fit the Company’s growth strategy, or daily operating liquidity increases or decreases.

Securities available for sale.  Securities available for sale is comprised primarily of debt securities or mortgage-backed securities of U.S. Government-sponsoredorganizations.  In the near term management expects the composition of the investment in securities available for sale to continue to be heavily weighted in mortgage-backed securities or the debt of U.S. Government-sponsored organizations.  During the year ended December 31, 2008, the Bank purchased approximately $121.6 million of investment securities, nearly all of which were mortgage-backed securities or the debt of government-sponsored organizations.

As part of our asset and liability management strategy, we leveraged our growth in securities available for sale via structured transactions to take advantage of favorable interest rate spreads and to reduce overall exposure to interest rate risk.  However, given the unprecedented decline in interest rates during 2007 and 2008, illiquidity in the mortgage-backed securities market resulted in a significant and adverse decline in the value of these securities.  Coupled with the overall decline in the Bank’s credit quality, the Bank has been subject to margin and fair value calls from the third party counterparties to the reverse repurchase agreements which has necessitated the Bank post additional collateral to cover the outstanding structured transaction positions.  Additionally, given the collateral requirements of these transactions, the current interest rate environment and the illiquidity in the marketplace, the liquidity of the available for sale securities portfolio is currently limited.  Management intends to hold these positions for the foreseeable future and will continue to evaluate its options as the economic environment improves and liquidity returns to the marketplace.

Real estate mortgages held for sale. Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential homes.  As of December 31, 2008, the weighted average number of days outstanding of real estate mortgages held for sale was nine days.

Loans.  Following is a comparative composition of net loans as of December 31, 2008 and December 31, 2007, excluding real estate mortgages held for sale:

	As of December 31,				Increase (decrease)
	2008	% of total loans	2007	% of total loans	Dollars	Percentage
Real estate loans:	(Dollars In Thousands)
One-to-four family	$370,783	49.9%	$377,956	53.5%	$(7,173)	-1.9%
Commercial	84,134	11.3%	74,748	10.6%	9,386	12.6%
Other ( Land & Multi-family)	43,901	5.9%	40,698	5.8%	3,203	7.9%
Total real estate loans	498,818	67.1%	493,402	69.8%	5,416	1.1%

Real estate construction loans:
Construction-one-to-four family	8,974	1.2%	13,448	1.9%	(4,474)	-33.3%
Construction-commercial	10,883	1.5%	11,129	1.6%	(246)	-2.2%
Acquisition & development	5,008	0.7%	5,329	0.8%	(321)	-6.0%
Total real estate construction loans	24,865	3.3%	29,906	4.2%	(5,041)	-16.9%

Other loans:
Home equity	107,525	14.5%	98,410	13.9%	9,115	9.3%
Consumer	87,162	11.7%	64,673	9.2%	22,489	34.8%
Commercial	25,273	3.4%	20,009	2.8%	5,264	26.3%
Total other loans	219,960	29.6%	183,092	25.9%	36,868	20.1%

Total loans	743,643	100%	706,400	100%	37,243	5.3%

Allowance for loan losses	(10,598)		(6,482)		(4,116)	63.5%
Net deferred loan costs	8,662		3,256		5,406	166.0%
Premiums on purchased loans	172		339		(167)	-49.3%

Loans, net	$41,879		$703,513		$38,366	5.5%

The composition of the net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages on one- to four-family residences. These loan categories represented approximately 64% and 67% of the total loan portfolio at December 31, 2008, and December 31, 2007, respectively.  Growth in the Bank’s largest loan category, one- to four-family residential mortgages has been negatively impacted by the decline in real estate values, slowing in residential real estate sales activity and the overall economic environment in the Bank’s markets.  Recent reports by state and national real estate organizations have reported substantial declines in residential real estate values and sales activity in the Northeast Florida markets, as well as in Florida in general.  As a result of these factors, management believes growth in one- to four-family residential mortgages will be limited in the near term.  Management has elected to discontinue purchasing for the loan portfolio one- to four-family residential mortgages for the foreseeable future.

The Company’s loan portfolio is also heavily weighted in the state of Florida with 60% of one- to four-family loans being secured by properties in Florida.  Georgia represents the second highest concentration with 28% of total one- to four-family loans.  At December 31, 2008, 84% of the Bank’s residential construction loan portfolio was concentrated in Florida.

	Georgia	Florida	Other States	Total
	(Dollars in Thousands)
1-4 Family First Mortgages	$84,258	$229,973	$56,552	$370,783
1-4 Family Second Mortgages	49,648	55,544	2,333	107,525
1-4 Family Construction Loans	1,135	7,504	336	8,974
	$135,041	$293,021	$59,222	$487,282

Total loan growth during 2008 was achieved primarily from consumer loans, commercial real estate loans and home equity loans.

Allowance for Loan Losses.  Allowance for loan losses was 1.43% and 0.92% of total loans outstanding at December 31, 2008 and 2007. Allowance for loan losses activity for the year ended December 31, 2008 and 2007 was as follows:

	2008	2007
	(Dollars in Thousands)
Beginning balance	$6,482	$4,705
Loans charged-off	(10,989)	(2,953)
Recoveries	1,157	2,114
Net charge-offs	(9,832)	(839)
Provision for loan losses	13,948	2,616
Ending balance	$10,598	$6,482

An allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio.  The general reserve, or SFAS 5, component is calculated by applying loss factors to outstanding loans based on an internal risk evaluation of both performing and non-performing loans. Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2008 and management believes this trend will continue.

Management also evaluates the allowance for loan losses based on a review of individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogenous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

Non-performing loans were $25.5 million, or 3.43% of total loans, at December 31, 2008, compared to $7.8 million, or 1.11% of total loans, at December 31, 2007.  Total impaired loans increased to $17.5 million at December 31, 2008 from $5.4 million at December 31, 2007, due mainly to a decline in both real estate values and credit quality.  The total allowance allocated for impaired loans was $3.5 million, and $1.4 million as of December 31, 2008 and 2007, respectively.  As of December 31, 2008 and December 31, 2007, all non-performing loans were classified as non-accrual, and the Bank did not have any loans 90 days past due and accruing interest as of the same dates.  Non-performing loans, excluding small balance homogeneous loans, were $8.3 million and $4.4 million at December 31, 2008 and December 31, 2007, respectively.

Net charge-offs to average outstanding loans was 1.35% in 2008 up from 0.13% for 2007.  Management believes net charge-offs will continue at high levels throughout 2009 in light of declining real estate values and current credit quality concerns.

Deposits.  Savings and money market deposit account balances decreased $20.5 million during the year ended December 31, 2008 as compared to the end of 2007.   As a result of the low interest rate environment, customers have deposited more funds into time deposits, while maintaining lower average balances in savings and other liquid deposit accounts that pay no interest or a lower interest rate.

The increase in time deposits of $42.7 million as of December 31, 2008, as compared to 2007, included approximately $9.6 million of additional brokered deposits.  The brokered deposits have been used to replace maturing certificate of deposits and fund loan growth.  Additionally, management anticipates the Company may continue to purchase brokered deposits to meet liquidity demands when interest rates are favorable.

Federal Home Loan Bank advances. The Bank borrows funds from the FHLB to support its lending and investment activities.  The increase in FHLB borrowings as of December 31, 2008 as compared to December 31, 2007, is due to additional advances of $133.0 million used to replace $121.2 million of advances that matured in 2008 and to fund lending growth.

FHLB advances had a weighted-average maturity of 69 months and a weighted-average rate of 4.05% at December 31, 2008. The Company expects to continue to utilize FHLB advances to manage short and long-term liquidity needs to the extent it has borrowing capacity, needs funding and the interest cost of FHLB advances is attractive compared to deposits and other alternative source of funds.

Securities sold under agreements to repurchase.  Securities sold under agreements to repurchase with a carrying value of $92.8 million are secured by mortgage-backed securities as part of a structured transaction (see Securities Available for Sale) with a carrying amount of $107.8 million at December 31, 2008, with maturities beginning in January 2014, or, beginning in January 2009, individual advances may be terminated in whole by the lender each following quarter. At maturity or termination, the securities underlying the agreements will be returned to the Company.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Stockholders’ Equity

Net other comprehensive income for the year ended December 31, 2008 resulted from an increase in unrealized losses on available for sale securities of $412,000.  Going forward, management expects changes in interest rates to continue to cause swings in unrealized gains and losses from available for sale securities.

During 2008, the Company’s board of directors declared regular quarterly cash dividends in the aggregate of $0.47 per share.  Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 64.9% of the Stock Company’s total outstanding stock at December 31, 2008, waived receipt of the dividend on its owned shares for each quarter of 2008. Total dividend payments waived by the MHC were $4.1 million. Management expects the MHC to waive receipt of payment on future dividends for its owned shares.

In September 2006 the Stock Company’s Board of Directors approved a new repurchase plan to permit the Atlantic Coast Federal Corporation to purchase up to 10%, or 478,000 shares of its outstanding common stock.  Under the present program, which was set to expire at the end of August 2008, the Company had remaining authorization to repurchase a total of approximately 57,000 shares.  In August 2008 the Board amended the existing repurchase plan to authorize the repurchase of up to 220,000 additional shares or approximately 5% of its currently outstanding publicly held shares of common stock, increasing to 277,000 the total shares subject to repurchase.  The Board also has extended the program to July 31, 2009, unless completed sooner or otherwise extended.  The Stock Company repurchased approximately 223,000 shares at an average price of $8.26 per share during 2008.  As part of a capital preservation plan, the Company suspended its repurchase activity in March 2009.  As of December 31, 2008, approximately 180,000 shares of common stock remained to be repurchased under this plan.

The Company’s equity to total assets ratio decreased to 8.43% at December 31, 2008, from 9.65% at December 31, 2007. The decrease was primarily due to the rate of asset growth through December 31, 2008, the net loss of $2.8 million for 2008, the payment of cash dividends and the stock repurchase program. Despite this decrease, Atlantic Coast Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well-capitalized” under this requirement.  Total risk-based capital to risk-weighted assets was 10.9%, Tier 1 capital to risk-weighted assets was 10.0%, and Tier 1 capital to adjusted total assets was 7.0% at December 31, 2008. These ratios as of December 31, 2007 were 12.1%, 11.2% and 7.7%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007.

General. Net loss for the year ended December 31, 2008, was $2.8 million, a decrease of $3.89million from net income of $1.1 million the year ended December 31, 2007.  The primary reason for the net loss was an increase in the provision for loan losses in 2008 due to a decline in credit quality in our loan portfolio.  Net interest income increased 4.0%, or $864,000 in the year ended December 31, 2008 to $23.3 million, as compared to 2007, as interest expense decreased $1.1 million while interest income declined $250,000, as growth in average interest-earning assets nearly offset the decrease in the interest yield on such assets, and the decrease in rates paid on average interest-bearing liabilities exceeded the growth in average interest-bearing liabilities.  Based on the geographic concentration of the Company's loan portfolio in the northeast Florida market, the weakening of specific loan participations as described under Non-Performing Assets, continued industry-wide credit quality concerns and the rapidly changing and uncertain real estate market conditions, the provision for loan losses was $13.9 million, an increase of 433% from $2.6 million in 2007.   Non-interest income for the year ended December 31, 2008 increased by 46.3% to $10.1 million, as compared to $6.9 million in 2007, due primarily to proceeds from bank-owned life insurance, gain on the sale of available-for-sale securities and gain on the sale of an under-performing branch office, offset by losses on the sale of foreclosed assets and the mark-to-market write-down on interest rate swap agreements.  Non-interest expense was unchanged at $25.5 million for the years ended December 31, 2008 and 2007.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2008, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the year ended December 31,
	(Dollars in Thousands)
	2008			2007
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$730,245	$46,385	6.35%	$668,150	$46,331	6.93%
Securites(2)	147,855	7,866	5.32%	126,809	6,822	5.38%
Other interest-earning assets(3)	42,323	1,008	2.38%	44,607	2,356	5.28%

Total interest-earning assets	920,423	55,259	6.00%	839,566	55,509	6.61%
Non-interest-earning assets	57,578			54,085
Total assets	$978,001			$893,651

INTEREST-BEARING LIABILITIES
Savings deposits	$35,132	132	0.38%	$40,333	157	0.39%
Interest on interest-bearing demand	58,709	1,438	2.45%	50,092	1,481	2.96%
Money market accounts	132,313	4,036	3.05%	155,863	7,012	4.50%
Time deposits	336,982	15,048	4.47%	303,102	15,145	5.00%
Federal Home Loan Bank advances	191,055	7,575	3.96%	148,184	6,653	4.49%
Securities sold under agreement to repurchase	89,793	3,780	4.21%	59,063	2,675	4.53%

Total interest-bearing liabilities	843,984	32,009	3.79%	756,637	33,123	4.38%
Non-interest-bearing liabilities	45,704			45,563
Total liabilities	889,688			802,200
Stockholders' equity	88,313			91,451
Total liabilities and stockholders' equity	$978,001			$893,651

Net interest income		$23,250			$22,386
Net interest spread			2.21%			2.23%
Net earning assets	$76,439			$82,929
Net interest margin(4)			2.53%			2.67%
Average interest-earning assets to average interest-bearing liabilities		109.06%			110.96%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the year ended December 31, 2008, as compared to 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	2008 vs. 2007
	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$4,116	$(4,062)	$54
Securites	1,120	(76)	1,044
Other interest-earning assets	(115)	(1,233)	(1,348)
Total interest-earning assets	5,121	(5,371)	(250)

INTEREST-BEARING LIABILITIES
Savings deposits	(20)	(6)	(26)
Interest bearing demand accounts	233	(277)	(44)
Money market accounts	(951)	(2,025)	(2,976)
Time deposits	1,601	(1,696)	(95)
Federal Home Loan Bank advances	1,765	(842)	923
Securities sold under agreements to repurchase	1,305	(201)	1,104
Total interest-bearing liabilities	3,933	(5,047)	(1,114)

Net interest income	$1,188	$(324)	$864

Interest income.  Interest income decreased slightly to $55.3 million for the year ended December 31, 2008 from $55.5 million for the year ended December 31, 2007.  As shown in the table above the decrease in interest income for the year ended December 31, 2008, as compared to 2007, was due to lower rates earned on average interest-earning assets, which was partially offset by the growth in the average outstanding balance of interest-earning assets.  The growth in average outstanding balances of consumer, commercial and home equity loans for the year ended December 31, 2008, as compared to 2007, accounted for the majority of the total $62.1 million in average loan growth.  During the same period, the prime rate decreased 400 basis points from 7.25% to 3.25%, and the amount of non-performing loans increased, both of which contributed to the decline in the yield on the average balance of interest-earning assets.  The average yield on interest-earning assets declined 61 basis points during 2008.

The growth in interest income from investment securities was primarily due to higher average balances; the decline in interest income from other interest-earning assets was primarily due to lower yields on these assets, as short-term interest rates declined to historically low levels.

Our interest income could be adversely impacted by continued low interest rates and the availability of the type of interest-earning assets desired by the Company.

Interest expense. Interest expense decreased to $32.0 million for the year ended December 31, 2008 from $33.1 million for the year ended December 31, 2007.  The decrease in interest expense for the year ended December 31, 2008, as compared to 2007, was primarily due to lower interest rates paid on average outstanding balances of deposit accounts, FHLB advances and securities sold under agreements to repurchase, offset set by higher average balances of these interest-bearing liabilities. During the year ended December 31, 2008, the Federal Reserve Board decreased the target rate for Federal Funds borrowings by 400 basis points, from 4.25% to 0.25%.  In general, this has led to rate decreases to interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions intensified.  The Company has decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits.  The yield on interest-bearing liabilities declined by 59 basis points to 3.79% in 2008 from 4.38% in 2007.

Net interest income.  Net interest income increased to $23.3 million for the year ended December 31, 2008 from $22.4 million for the year ended December 31, 2007, as the decline in interest expense outpaced the decline in interest income.  Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased two basis points to 2.21% for the year ended December 31, 2008 as compared to 2.23% for 2007.  For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets decreased 14 basis points to 2.53% in 2008 from 2.67% for 2007.

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

The allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio.  The general reserve, or SFAS 5, component is calculated by applying loss factors to outstanding loans based on an internal risk evaluation of both performing and non-performing loans.  Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2008 and management believes this trend will continue.

Provision for loan losses of $13.9 million and $2.6 million were made during the years ended December 31, 2008 and 2007, respectively. The increase in the provision for loan losses was primarily due to a decline in credit quality and an increase in net-charge-offs.  For the year ended December 31, 2008 net charge-offs were $9.8 million, while for 2007, net charge-offs were $839,000.  See “Business – Non-Performing Assets”.

Non-interest income. The components of non-interest income for the years ended December 31, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$4,871	$5,251	$(380)	-7.2%
Gain on sale of real estate mortgages
held for sale	118	34	84	247.1%
(Loss) on sale of foreclosed assets	(815)	(247)	(568)	230.0%
Gain (loss) on available for sale securities	650	(46)	696	-1513.0%
Commission income	278	314	(36)	-11.5%
Interchange fees	886	897	(11)	-1.2%
Bank owned life insurance earnings	984	861	123	14.3%
Life insurance proceeds in excess of CSV	2,634	-	2,634	100.0%
Other	528	(138)	666	-482.6%
	$10,134	$6,926	$3,208	46.3%

Non-interest income for the year ended December 30, 2008, increased $3.2 million to $10.1 million from $6.9 million for the year ended December 31, 2007, primarily due to the receipt of $2.6 million of life insurance benefits related to the death of an executive officer.   Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity resulting in lower ATM and check card overdraft fees.  The loss on sale of foreclosed assets was the result of increased foreclosure activity associated with the continued weakness in the real estate market.  The gain on available-for-sale securities for the year ended December 31, 2008, was due to restructuring of the securities portfolio to shorten duration and improve liquidity.  The primary components of the increase in other income included a gain on the previously announced sale of an under-performing branch of $595,000, a gain on extinguishment of FHLB debt of $303,000, offset by a loss of $314,000 as a result of change in the mark-to-market on interest rate swap agreements.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2008 and 2007 were as follows:

			Increase (decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)

Compensation & benefits	$13,741	$12,391	$1,350	10.9%
Occupancy and equipment	2,652	2,383	269	11.3%
Data processing	1,023	1,136	(113)	-9.9%
Advertising	799	584	215	36.8%
Outside professional services	1,889	4,066	(2,177)	-53.5%
Interchange charges	224	422	(198)	-46.9%
Collection expense and repossessed asset losses	508	301	207	68.8%
Telephone	600	501	99	19.8%
Other	4,078	3,667	411	11.2%

	$25,514	$25,451	$63	0.2%

The increase in compensation and benefit expense for the year ended December 31, 2008, as compared to 2007, was primarily due to $1.0 million of benefit plans expense associated with the death of an executive officer, as well as $167,000 of severance expenses related to a reduction in headcount. Occupancy and equipment charges increased for the year ended December 31, 2008, as compared to 2007, primarily due to higher lease expense associated with the relocation of an owned branch location to a more attractive leased location.  The decreased data processing costs for the year ended December 31, 2008, as compared to 2007, were primarily due to lower depreciation expense.  Advertising expenses for 2008 increased compared to 2007, as the Company was more active in marketing through various forms of media advertisements.  Outside professional services expense decreased for the year ended December 31, 2008 as compared to 2007, as the Company incurred $1.8 million of expenses associated with costs incurred as a result of the terminated Second-Step Conversion offering in 2007 that did not recur in 2008.   Other expense increased due to a fraud loss of $520,000 on a commercial automobile financing account.

Management expects certain non-interest expenses will decrease in 2009 as a result of the implementation of various cost-cutting initiatives, including a freeze on all employee salaries for 2009, adjustments to employee benefit plans, a reduction in sales and back-office support staff, a shift to a more variable compensation cost structure and reduced spending in non-essential advertising, marketing and facility expenses.  Management expects the FDIC insurance premium component of non-interest expense will increase due to higher base assessments as well as any special assessments in 2009.

Income tax expense. Income tax decreased to a benefit of $3.2 million for the year ended December 31, 2008, from tax expense of $130,000 for 2007.  Income tax expense decreased in 2008 as compared to 2007 due to a decrease in income before income tax expense when comparing the two periods. The effective income tax rate on income before income taxes for the year ended December 31, 2008, was 50.4%, compared to 10.4% for 2007. The increase in the effective tax rate was primarily due to a higher proportion of income derived from bank-owned life insurance, which is not taxable for federal income tax purposes. It is anticipated income tax expense will continue to vary as income before income taxes varies.

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

	For the year ended December 31,
	(Dollars in Thousands)
	2007			2006
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$668,150	$46,331	6.93%	$613,532	$41,029	6.69%
Securites(2)	126,809	6,822	5.38%	75,917	3,604	4.75%
Other interest-earning assets(3)	44,607	2,356	5.28%	34,205	1,774	5.19%

Total interest-earning assets	839,566	55,509	6.61%	723,654	46,407	6.41%
Non-interest-earning assets	54,085			56,600
Total assets	$893,651			$780,254

INTEREST-BEARING LIABILITIES
Savings deposits	$40,333	157	0.39%	$49,104	195	0.40%
Interest on interest-bearing demand	50,092	1,481	2.96%	58,454	1,572	2.69%
Money market accounts	155,863	7,012	4.50%	77,989	3,098	3.97%
Time deposits	303,102	15,145	5.00%	312,564	13,584	4.35%
Federal Home Loan Bank advances	148,184	6,653	4.49%	128,260	5,664	4.42%
Securities sold under agreement to repurchase	59,063	2,675	4.53%	13,951	634	4.54%

Total interest-bearing liabilities	756,637	33,123	4.38%	640,322	24,747	3.86%
Non-interest-bearing liabilities	45,563			46,318
Total liabilities	802,200			686,640
Stockholders' equity	91,451			93,614
Total liabilities and stockholders' equity	$893,651			$780,254

Net interest income		$22,386			$21,660
Net interest spread			2.23%			2.55%
Net earning assets	$82,929			$83,332
Net interest margin(4)			2.67%			2.99%
Average interest-earning assets to average interest-bearing liabilities		110.96%			113.01%
(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

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

	2007 vs. 2006
	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS		(Dollars in Thousands)
Loans receivable	$3,412	$1,890	$5,302
Securites	2,685	534	3,219
Other interest-earning assets	549	32	581
Total interest-earning assets	6,646	2,456	9,102

INTEREST-BEARING LIABILITIES
Savings deposits	(34)	(4)	(38)
Interest bearing demand accounts	(238)	147	(91)
Money market accounts	3,455	459	3,914
Time deposits	(421)	1,983	1,562
Federal Home Loan Bank advances	893	96	989
Securities sold under agreements to repurchase	2,043	(2)	2,041
Total interest-bearing liabilities	5,698	2,679	8,377

Net interest income	$948	$(223)	$725

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

Interest expense. Interest expense increased to $33.1 million for the year ended December 31, 2007 from $24.7 million for the year ended December 31, 2006.  The increase in interest expense for the year ended December 31, 2007, as compared to 2006, was primarily due to growth in average outstanding balances of money market deposit accounts, FHLB advances and securities sold under agreements to repurchase, as well as increases in interest rates paid on those accounts. During the period of time from September 2007 through the end of 2007, the Federal Reserve Board decreased the target rate for Federal Funds borrowings by 100 basis points, from 5.25% to 4.25%.  In general, this led to rate decreases to interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions is intense.  The Company decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits.  The rate of interest expense on FHLB advances remained relatively flat for the year ended December 31, 2007 as compared to 2006, as new advances generally had longer maturities, allowing the Company to benefit from the flat or inverted yield curve.

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

Provision for loan losses of $2.6 million and $475,000 were made during the years ended December 31, 2007 and 2006, respectively. The increase in the provision for loan losses was primarily due to a decline in credit quality and an increase in net-charge-offs.  For the year ended December 31, 2007 net charge-offs were $839,000, while for 2006, net charge-offs were $357,000.  See “Business – Non-Performing Assets”.

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

Liquidity

Management maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Atlantic Coast Federal Corporation relies on a number of different sources in order to meet its potential liquidity demands. The primary sources of funds are increases in deposit accounts and cash flows from loan payments and the securities portfolio.  The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds.  Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements.  As of December 31, 2008, and December 31, 2007 the Company had additional borrowing capacity of $22 million and $102 million, respectively, with the FHLB of Atlanta.  Additionally, the Company had existing lines of credit available in excess of $22 million with other financial institutions.   Management believes Atlantic Coast Federal Corporation’s security portfolio is of investment grade quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network. As of December 31, 2008 and 2007, the Company had $43.4 million and $34.4 million of certificates of deposits obtained through brokers that were purchased to replace maturing branch originated certificates of deposits or to help meet loan demands. As of December 31, 2008 and 2007 these certificates of deposits had a weighted average maturity of 31.8 months and 37.3 months, and a weighted average rate of 4.15% and 4.75%, respectively. In addition, the Company has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity.

During 2008, cash and cash equivalents increased $4.7 million from $29.3 million as of December 31, 2007, to $34.1 million as of December 31, 2008. Cash from operating activities of $12.3 million, combined with cash from financing activities of $63.8 million, was more than cash used for investing activities of $71.7 million.  Primary sources of cash were from net increases in deposit accounts of $41.9 million, FHLB borrowings of $133.0 million, proceeds from sale of securities under agreements to repurchase of $14.3 million, proceeds from maturities and payments of available-for-sale securities of $25.7 million and proceeds from sales of securities available-for-sale of $82.6 million.  The additional borrowings from the FHLB were used to replace maturing FHLB debt of $121.2 million and fund loan growth. Primary uses of cash included purchases of available-for-sale securities of $121.6 million, and origination of loans to be held in portfolio of $57.9 million. In addition, during 2008, the Company used cash of $1.8 million to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $2.4 million to common stockholders. (See Capital Resources below.)

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

As of December 31, 2008, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or reasonably likely to have a material adverse affect on the Atlantic Coast Federal Corporation’s liquidity, capital resources or operations.

Contractual Obligations and Commitments

The following table presents Atlantic Coast Federal Corporation’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to  borrowers and purchase commitments, in aggregate and by payment due dates.

	December 31, 2008
	Less Than 1 Year	1 Through 3 Years	4 Through 5 Years	More Than 5 Years	Total
	(Dollars in Thousands)
FHLB advances	$12,250	$38,000	$-	$134,600	$184,850
Operating leases (premises)	287	301	316	695	1,599
Borrowings and operating leases	12,537	38,301	316	135,295	186,449

Undisbursed portion of loans closed	-	-	-	-	8,669
Unused lines of credit	-	-	-	-	76,907
Total loan commitments	-	-	-	-	85,576
Loan purchase commitment	-	-	-	-	-
Security repurchase commitment	92,800	-	-	-	92,800
Total purchase commitments	-	-	-	-	-
Total contractual obligations And loan commitments	$105,337	$38,301	$316	$135,295	$364,825

Capital Resources

At December 31, 2008, equity totaled $84.0 million. During 2008 the Company’s Board of Directors declared regular quarterly dividends totaling $0.47 per common share that were paid with the proceeds of maturities and payments of available-for-sale securities. Net of dividends waived by the MHC for its owned shares in the amount of $4.1 million, the Company’s equity was reduced $2.1 million in 2008 for dividends declared. The Company expects for the near term, that the MHC will continue to waive receipt of its dividends.  The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements.

Equity in 2008 was also impacted by common stock repurchase programs. As of December 31, 2008 the Company held as Treasury stock 1,361,633 shares of common stock at an average per share cost of $14.55, or $19.8 million. The Company conducted one stock repurchase program during 2008. As of the end of 2008 execution of the repurchase program had resulted in the purchase of approximately 223,000 shares of a planned total purchase of 698,000 shares. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements.  The Company suspended its repurchase program in March 2009.

Management monitors the capital levels of Atlantic Coast Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Atlantic Coast Bank is required by the OTS to meet minimum capital adequacy requirements.  Atlantic Coast Bank’s actual and required levels of capital as reported to the OTS at December 31, 2008, are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
As of December 31, 2008
Total capital (to risk-weighted assets)	$74.5	10.9%	$54.6	8.0%	$68.3	10.0%
Tier 1 (core) capital (to risk-weighted assets)	$68.5	10.0%	$27.3	4.0%	$41.0	6.0%
Tier 1 (core) capital (to adjusted total assets)	$68.5	7.0%	$39.4	4.0%	$49.2	5.0%

At December 31, 2008, Atlantic Coast Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2008, management was not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Under regulations of the OTS, limitations have been imposed on all “capital distributions” by savings institutions, including cash dividends.  See Business- “How We Are Regulated-Limitations on Dividends and Capital Distributions.”  During 2009 Atlantic Coast Bank can not declare any dividends without prior approval.

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes inflation affects the growth of total assets and the Company’s profitability, it believes it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more components of the CPI may fluctuate considerably and thereby influence the overall CPI without having corresponding affect on interest rates or upon the cost of those goods and services normally purchased by Atlantic Coast Federal Corporation. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

Future Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk is one of the most significant market risks affecting us.  Interest rate risk is the possibility changes in interest rates will negatively impact net income or the value of interest-rate sensitive assets, liabilities and commitments.  As such, we are subject to interest rate risk to the extent our interest-bearing liabilities, primarily deposits, repurchase agreements and Federal Home Loan Bank advances, re-price more rapidly or at different rates than our interest-earning assets.  In an effort to manage our exposure to interest rate risk, our Board of Directors has adopted an asset and liability management policy that is implemented by the Asset/Liability Committee.  The objective of the committee is to coordinate, control and communicate asset/liability management consistent with our business plan and board approved policies.  The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and cash flow requirements in an effort to produce results that are consistent with our liquidity, capital adequacy, growth, level of risk and profitability goals.

The committee generally meets on a bi-weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations.  The committee recommends appropriate strategy changes based on this review.  The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly.

A key element of our asset/liability management plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and interest-bearing liabilities.  We have sought to reduce exposure to our earnings through the use of adjustable rate loans and by extending funding maturities through the use of Federal Home Loan Bank advances as well as repurchase agreements.

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

The table presented below, as of December 31, 2008, is an analysis of Atlantic Coast Federal Corporation’s interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. Also presented, for comparative purposes, is the EVE as of December 31, 2007 considering the same interest rate changes.  The EVE analysis for December 31, 2007 has been revised to reflect similar repricing correlations as the assumptions utilized in the December 31, 2008 EVE analysis.

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2008
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	1.54	1.62	2.26	2.77	2.89	3.03
Duration of liabilities(1)	2.48	2.61	3.29	3.06	2.97	2.99
Differential in duration	-0.94	-0.99	-1.03	-0.29	-0.08	0.04

Amount of change in Economic Value of Equity(2)	$(28,240,492)	$(19,817,889)	$(10,290,360)	$2,823,339	$1,717,281	$(1,071,596)
Percentage change in Economic Value of Equity(2)	-29.89%	-20.98%	-10.89%	2.99%	1.82%	-1.13%

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2007
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	1.86	1.96	2.04	2.43	2.56	2.69
Duration of liabilities(1)	3.12	3.29	3.34	2.59	1.92	1.83
Differential in duration	-1.26	-1.33	-1.30	-0.16	0.64	0.86

Amount of change in Economic Value of Equity(2)	$(35,310,888)	$(24,779,571)	$(12,073,995)	$1,552,966	$(11,880,348)	$(24,079,263)
Percentage change in Economic Value of Equity(2)	-36.67%	-25.73%	-12.54%	1.61%	-12.34%	-25.01%

(1)	Expressed as number of years before asset/liability reprices to achieve stated rate of interest rate increase
(2)	Represents the cumulative five year pre-tax impact on the Company's equity due to increased or (decreased) net interest margin

The December 31, 2008 table above indicates that, under any of the interest rate change scenarios presented, Atlantic Coast Federal Corporation has a negative differential in duration, other than an increase in interest rates of 3%.  Essentially, this means the time it takes for the Company’s assets to re-price for the assumed interest rate changes is less than the time it takes for the liabilities to re-price for the same interest rate changes.  Accordingly, the Company is considered asset sensitive, although less so in an increasing interest rate environment. For instantaneous increases in interest rates of 1%, 2% or 3%, the Company’s equity is estimated to increase (decrease) in value by $2.8 million, $1.7 million and ($1.1) million, respectively.  Conversely, for the assumed instantaneous interest rate decreases of 1%, 2% or 3%, the Company’s equity is estimated to decrease $10.3 million, $19.8 million and $28.2 million.

Comparing the December 31, 2008 table to the December 31, 2007 table, during 2008 the Company became less sensitive to interest rate changes in both increasing and decreasing interest rate scenarios, other than an increase in interest rates of 1%.

In managing its asset/liability mix, the Company, depending on the relationship between long and short-term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.  Management believes the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes Atlantic Coast Federal Corporation’s level of interest rate risk is acceptable under this approach.

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
Waycross, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic Coast Federal Corporation ("Corporation") as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Federal Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Brentwood, Tennessee
March 30, 2009

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in Thousands, Except Share Information)

	2008	2007
ASSETS
Cash and due from financial institutions	$10,025	$4,726
Short-term interest-earning deposits	24,033	24,584
Total cash and cash equivalents	34,058	29,310
Securities available for sale	147,474	134,216
Real estate mortgages held for sale	736	640
Loans, net of allowance of $10,598 in 2008 and $6,482 in 2007	741,879	703,513
Federal Home Loan Bank stock, at cost	9,996	9,293
Accrued interest receivable	3,934	4,080
Land, premises and equipment, net	16,562	16,973
Bank owned life insurance	22,173	22,227
Other real estate owned	3,332	1,726
Goodwill	2,811	2,661
Other assets (includes deferred tax asset of $7,727 in 2008 and $4,912 in 2007)	13,134	6,387

Total assets	$996,089	$931,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$33,192	$35,284
Interest-bearing demand	67,714	45,893
Savings and money market	164,388	184,899
Time	359,312	316,654
Total deposits	624,606	582,730
Securities sold under agreement to repurchase	92,800	78,500
Federal Home Loan Bank advances	184,850	173,000
Accrued expenses and other liabilities	9,873	6,990
Total liabilities	912,129	841,220

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued 14,813,469 at December 31, 2008 and 2007	148	148
Additional paid in capital	60,061	59,082
Unearned employee stock ownership plan (ESOP) shares of 232,760 at December 31, 2008 and 279,312 at December 31, 2007	(2,328)	(2,793)
Retained earnings	46,201	51,182
Accumulated other comprehensive (loss) income	(308)	104
Treasury stock, at cost, 1,361,633 shares at December 31, 2008 and 1,131,867 at December 31, 2007	(19,814)	(17,917)
Total stockholders' equity	83,960	89,806

Total liabilities and stockholders' equity	$996,089	$931,026

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands, Except Share Information)

	2008	2007	2006
Interest and dividend income
Loans, including fees	$46,385	$46,331	$41,029
Securities and interest-earning deposits in other financial institutions - taxable	8,695	8,973	5,308
Securities and interest-earning deposits in other financial institutions - tax exempt	179	205	70
Total interest and dividend income	55,259	55,509	46,407

Interest expense
Deposits	20,654	23,795	18,448
Federal Home Loan Bank advances	7,575	6,653	5,665
Securities sold under agreements to repurchase	3,780	2,675	634
Total interest expense	32,009	33,123	24,747

Net interest income	23,250	22,386	21,660

Provision for loan losses	13,948	2,616	475

Net interest income after provision for loan losses	9,302	19,770	21,185

Noninterest income
Service charges and fees	4,871	5,251	5,745
Gain on sale of real estate mortgages held for sale	118	34	67
Loss on sale of foreclosed assets	(815)	(247)	(1)
Gain (loss) on sale of securities available for sale	650	(46)	(163)
Commission income	278	314	314
Interchange fees	886	897	791
Bank owned life insurance earnings	984	861	840
Life insurance proceeds in excess of CSV	2,634	-	-
Other	528	(138)	412
	10,134	6,926	8,005
Noninterest expense
Compensation and benefits	13,741	12,391	10,947
Occupancy and equipment	2,652	2,383	2,228
Data processing	1,023	1,136	1,483
Advertising	799	584	847
Outside professional services	1,889	4,066	1,994
Interchange charges	224	422	491
Collection expense and repossessed asset losses	508	301	267
Telephone	600	501	500
Other	4,078	3,667	2,922
	25,514	25,451	21,679

(Loss) income before income tax (benefit) expense	(6,078)	1,245	7,511

Income tax (benefit) expense	(3,233)	130	2,382

Net income (loss)	$(2,845)	$1,115	$5,129

(Loss) earnings per common share:
Basic	$(0.22)	$0.08	$0.38
Diluted	$(0.22)	$0.08	$0.38

Dividends declared per common share	$0.47	$0.57	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2006	$148	$56,876	$(3,724)	$49,629	$(408)	$(9,603)	$92,918
ESOP shares earned, 46,552 shares	-	290	465	-	-	-	755
Stock options exercised	-	(13)	-	-	-	115	102
Management restricted stock granted	-	(348)	-	-	-	348	-
Management restricted stock expense, 78,256 shares	-	595	-	-	-	-	595
Stock options expense	-	308	-	-	-	-	308
Dividends declared ($0.42 per share)	-	-	-	(2,048)	-	-	(2,048)
Treasury stock purchased at cost	-	-	-	-	-	(6,877)	(6,877)
Comprehensive income:
Net income	-	-	-	5,129	-	-	5,129
Other comprehensive income (loss)	-	-	-	-	204	-	204
Total comprehensive income	-	-	-	5,129	204	-	5,333
Balance at December 31, 2006	148	57,708	(3,259)	52,711	(204)	(16,017)	91,087
ESOP shares earned, 46,552 shares	-	276	466	-	-	-	742
Stock options exercised	-	(8)	-	-	-	65	57
Management restricted stock granted	-	(98)	-	-	-	207	109
Management restricted stock expense, 78,256 shares	-	684	-	-	-	-	684
Stock options expense	-	332	-	-	-	-	332
Directors deferred compensation	-	49	-	-	-	(49)	-
Shares relinquished	-	139	-	-	-	(155)	(16)
Cash dividends declared ($0.57 per share)	-	-	-	(2,644)	-	-	(2,644)
Treasury stock purchased at cost	-	-	-	-	-	(1,968)	(1,968)
Comprehensive income:
Net income	-	-	-	1,115	-	-	1,115
Other comprehensive income	-	-	-	-	308	-	308
Total comprehensive income	-	-	-	1,115	308	-	1,423
Balance at December 31, 2007	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2008	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806
ESOP shares earned, 46,552 shares	-	(94)	465	-	-	-	371
Management restricted stock expense, 78,256 shares	-	680	-	-	-	-	680
Stock options expense	-	397	-	-	-	-	397
Directors deferred compensation	-	(4)	-	-	-	4	-
Cash dividends declared ($0.47 per share)	-	-	-	(2,136)	-	-	(2,136)
Shares relinquished	-	-	-	-	-	(60)	(60)
Treasury stock purchased at cost	-	-	-	-	-	(1,841)	(1,841)
Comprehensive income: (loss)
Net income (loss)	-	-	-	(2,845)	-	-	(2,845)
Other comprehensive income (loss)	-	-	-	-	(412)	-	(412)
Total comprehensive income (loss)	-	-	-	(2,845)	(412)	-	(3,257)

Balance at December 31, 2008	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(2,845)	$1,115	$5,129
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	13,948	2,616	475
Gain on sale of real estate mortgages held for sale	(118)	(34)	(67)
Loans originated for sale	(11,167)	(74,419)	(37,931)
Proceeds from loan sales	11,189	78,178	33,733
Loss on sale of other real estate owned	815	247	1

(Gain) loss on sale of securities available for sale	(650)	46	163
Proceeds from VISA IPO redemption	79	-	-
(Gain) loss on disposal of equipment	(605)	130	146
ESOP compensation expense	371	742	755
Share-based compensation expense	1,077	1,109	903
Net depreciation and amortization	2,038	1,807	1,890
Net change in accrued interest receivable	146	(581)	(777)
Increase in cash surrender value of bank owned life insurance	(894)	(861)	(840)
Net change in other assets	(6,473)	(2,225)	(392)
Net change in accrued expenses and other liabilities	3,180	915	(89)
Net cash from operating activities	10,001	8,785	3,099

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	25,661	18,694	17,808
Proceeds from the sales of securities available for sale	76,245	14,619	16,657
Purchase of securities available for sale	(115,309)	(67,871)	(61,642)
Loans purchased	-	(51,423)	(35,977)
Net change in loans	(57,940)	(17,633)	(24,768)
Expenditures on premises and equipment	(1,728)	(932)	(4,478)
Proceeds from sales of premises and equipment	1,653	-	-
Proceeds from the sale of other real estate owned	2,287	401	612
Proceeds from bank owed life insurance, net	1,038	-	-
Purchase of FHLB stock	(703)	(1,345)	(874)
Purchase of Beckman Mortgage	(150)	-	-
Net change in other investments	-	1,200	600
Net cash from investing activities	(68,946)	(104,290)	(92,062)

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

	2008	2007	2006

Cash flows from financing activities
Net increase in deposits	$41,876	$9,678	$56,731
FHLB advances	133,000	95,000	40,000
Proceeds from sale of securities under agreement to repurchase	14,300	49,500	29,000
Repayment of FHLB advances	(121,150)	(66,000)	(25,000)
Treasury stock repurchased	(1,841)	(1,968)	(6,877)
Shares relinquished	(60)	-	-
Proceeds from exercise of stock options, including tax benefit	-	57	102
Dividends paid	(2,432)	(2,509)	(1,895)
Net cash from financing activities	63,693	83,758	92,061

Net change in cash and cash equivalents	4,748	(11,747)	3,098

Cash and equivalents beginning of period	29,310	41,057	37,959

Cash and equivalents at end of period	$34,058	$29,310	$41,057

Supplemental information:
Interest paid	$32,070	$32,839	$24,287
Income taxes paid	3,180	3,269	3,921

Supplemental noncash disclosures:
Loans transferred to other real estate	$4,704	$2,089	$589

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The accompanying consolidated financial statements include Atlantic Coast Federal Corporation and its wholly owned subsidiary, Atlantic Coast Bank ("Atlantic Coast Bank") together referred to as ("the Company").  Also included in the consolidated financial statements is Atlantic Coast Holdings, Inc (“Holdings”) a wholly owned subsidiary of Atlantic Coast Bank, formed for the purpose of managing and investing in certain securities as well as holding all of the common stock and 85% of the preferred stock of Coastal Properties, Inc., a Real Estate Investment Trust (the “REIT”). The REIT was formed in the fourth quarter of 2005, for the purpose of holding Georgia and Florida first lien residential mortgage loans originated by Atlantic Coast Bank. The REIT is permitted a deduction for Federal income tax purposes of all dividends paid to its shareholders. The consolidated financials also include First Community Financial Services, Inc. ("FCFS"), an inactive wholly owned subsidiary of Atlantic Coast Bank.  All significant inter-company transactions and balances are eliminated in consolidation.  Atlantic Coast Federal Corporation is a majority owned (64.9%) subsidiary of Atlantic Coast Federal, MHC.  These financial statements do not include the transactions and balances of Atlantic Coast Federal, MHC.

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
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The issued shares resulted in proceeds of $56.3 million, net of conversion expenses of $1.9 million.  With the proceeds the Stock Company loaned its employee stock ownership plan $4.7 million to enable it to buy 8% of the shares issued to persons other than the Mutual  Company.  The Stock Company also contributed $28.2 million, which is approximately 50% of the proceeds net of stock offering costs of $1.9 million, to Atlantic Coast Bank as a capital contribution.  The balance of the net proceeds was retained as the Stock Company's initial capitalization and was invested in time deposits at Atlantic Coast Bank and investment securities. Since the date of the stock offering, the proceeds have been used for general business purposes including additional investment in securities, repurchasing shares of its common stock and paying dividends. In the future the Company intends to continue to use the funds raised from the stock offering for these same purposes as well as pursuing acquisitions.  The funds received by Atlantic Coast Bank have been principally invested in short-term interest earning deposits at financial institutions, investment securities, for loan growth and for growth through expansion of the branch office network.

Stock Repurchase Program: During the third quarter of 2005, the Company initiated the first of two stock repurchase programs conducted during the year.  The initial repurchase program, which began in August of 2005 and concluded on September 20, 2005, resulted in the purchase of 285,131 shares of common stock to replace the shares issued for the Retention Plan and provide for future awards.  The second stock repurchase program, which began in October 2005 and concluded in August 2006, resulted in the purchase of 579,520 shares of common stock.  The Company initiated the third stock repurchase program of up to 478,000 shares in September 2006, purchasing 295,354 shares during 2006 and 2007.  During 2008 the Company amended the third stock repurchase program to allow for the repurchase of an additional 220,000 shares up to a total of 698,000 shares of common stock.  During 2008 the Company purchased 222,912 shares of common stock outstanding.  Total shares of common stock held in Treasury as of December 31, 2008 was 1,361,633 shares or 9.2% of total issued shares of common stock.

At December 31, 2008, the Mutual Company (the “MHC”) owned 64.9%, or 8,728,500 shares, of the outstanding common stock of the Stock Company, with the remaining 35.1%, or 4,723,335 shares held by persons other than the MHC. The Stock Company holds 100% of Atlantic Coast Bank’s outstanding common stock.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (or with U.S. generally accepted accounting principles) management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets including goodwill and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, cash due from financial institutions and short-term interest-earning deposits in both financial institutions and other investment companies.  The Company reports net cash flows for customer loan transactions and deposit transactions.

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned loan fees and costs, premiums on loans purchased, and an allowance for loan losses.

The Bank may also purchase loans that conform to our underwriting standards, principally one- to four-family residential mortgages, in the form of whole loans for interest rate risk management and portfolio diversification and to supplement our organic growth.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Interest income includes amortization of purchase premiums or discounts on loans purchased. Premiums and discounts are amortized on the level yield-method.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

All interest accrued but not received on loans placed on-non-accrual status is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets:  Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, less estimated selling costs, at the date of foreclosure, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

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

Bank Owned Life Insurance:  The Company has purchased life insurance policies on certain key executives.  In accordance with EITF 06-5, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

Other intangible assets consist of core deposit intangible assets arising from branch acquisitions.  Core deposit intangibles are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, ranging from 4 to 10 years.

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

Stock-Based Compensation: The Company records compensation cost for restricted stock or stock options awarded to employees in return for employee service.  The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivatives:  Derivative financial instruments are recognized as assets or liabilities at fair value.  The Company’s derivatives consist mainly of interest rate swap agreements, which are used as part of its asset liability management to help manage interest rate risk.  The Company does not use derivatives for trading purposes.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in unrealized appreciation and depreciation on securities available for sale, net of tax, which are recognized as separate components of equity.

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Restrictions on Cash:  The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve at year end 2008 and 2007 to meet regulatory reserve and clearing requirements.  During 2007 the Bank entered into a new Deposit Reclassification program with the Federal Reserve Bank that allowed for the reduction of reserve requirement balances.

Dividends:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Stock Company or by the Company to shareholders. The Mutual Company, with approval of the Office of Thrift Supervision, may waive receipt of dividends paid by the Stock Company. Waived dividends are not charged to the Stock Company’s retained earnings, nor restrict the amount of future dividends. During 2008 and 2007, the Mutual Company waived receipt of dividends in the amount of $4.1 million and $5.0 million, respectively.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material to the Corporation’s results of operations or financial position.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue was effective for fiscal years beginning after December 15, 2007.  The impact of adoption was not material to the Corporation’s results of operations or financial position.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The impact of adoption was not material to the Corporation’s results of operations or financial position.

Effect of Newly Issued But Not Yet Effective Accounting Standards:  In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The impact of adoption on January 1, 2009 was not material to the Corporation’s results of operations or financial position.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The impact of adoption on January 1, 2009 was not material to the Corporation’s results of operations or financial position.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2008	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$14,200	$371	$(35)
State and municipal	2,513	7	(158)
Mortgage-backed	130,761	1,063	(1,781)

	$147,474	$1,441	$(1,974)

December 31, 2007
U.S. Government-sponsored enterprises	$11,510	$87	$(45)
State and municipal	8,684	13	(175)
Mortgage-backed	114,022	703	(429)

	$134,216	$803	$(649)

The sales of securities available for sale for years ended December 31 were as follows:

	2008	2007	2006
	(Dollars in Thousands)
Proceeds	$82,584	$14,619	$16,657
Gross gains	928	40	2
Gross losses	(278)	(86)	(165)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

The tax benefit (provision) related to these net realized gains and losses was $(221,000), $16,000 and $62,000, respectively.

The fair value of debt securities segregated by contractual maturity as of December 31, 2008, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

2008
(Dollars in Thousands)

Due in one year or less	$-
Due from one to five years	-
Due from five to ten years	1,365
Due after ten years	15,348
Mortgage-backed	130,761

Total	$147,474

Securities pledged at year-end 2008 had a carrying value of $107.8 million; $2.2 million was pledged to secure public funds, and $105.6 million was pledged as collateral for borrowings.  Securities pledged at year-end 2007 had a carrying value of $89.7 million, $4.1 million was pledged to secure public funds, and $85.6 million was pledged as collateral for borrowings.   At December 31, 2008 and 2007, there were no holdings of securities of any one issuer, other than the U. S. Government-sponsored enterprises, in an amount greater than 10% of equity.

Securities with unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2008
Government-sponsored enterprises	$940	$(35)	$-	$-	$940	$(35)
State and municipal	1,015	(33)	823	(125)	1,838	(158)
Mortgage-backed	30,149	(724)	14,796	(1,057)	44,945	(1,781)

Total temporarily impaired	$32,104	$(792)	$15,619	$(1,182)	$47,723	$(1,974)

2007
Government-sponsored enterprises	$1,968	$(6)	$933	$(39)	$2,901	$(45)
State and municipal	7,575	(175)	-	-	7,575	(175)
Mortgage-backed	26,297	(193)	24,464	(236)	50,761	(429)

Total temporarily impaired	$35,840	$(374)	$25,397	$(275)	$61,237	$(649)

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

Unrealized losses on mortgage-backed securities have not been recognized into income because the issuers’ securities are of high credit quality, the underlying collateral is performing, management has the intent and ability to hold for the foreseeable future or maturity, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity

Interest income earned from securities exempt from federal income tax was $179,000, $205,000 and $70,000 for the years ending December 31, 2008, 2007 and 2006, respectively.

NOTE 3 – REAL ESTATE MORTGAGES HELD FOR SALE

Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential residences. Substantially all of the balance outstanding at December 31, 2008, is composed of individual residential mortgage loans.  As of December 31, 2008, the weighted average number of days outstanding of real estate mortgages held for sale was nine days.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 4 - LOANS, NET

Loans at December 31 are summarized as follows:
	As of December 31,				Increase (decrease)
	2008	% of total loans	2007	% of total loans	Dollars	Percentage
Real estate loans:	(Dollars In Thousands)
One-to-four family	$370,783	49.9%	$377,956	53.5%	$(7,173)	-1.9%
Commercial	84,134	11.3%	74,748	10.6%	9,386	12.6%
Other ( land & multifamily)	43,901	5.9%	40,698	5.8%	3,203	7.9%
Total real estate loans	498,818	67.1%	493,402	69.8%	5,416	1.1%

Real estate construction loans:
Construction-one-to-four family	8,974	1.2%	13,448	1.9%	(4,474)	-33.3%
Construction-commercial	10,883	1.5%	11,129	1.6%	(246)	-2.2%
Acquisition & development	5,008	0.7%	5,329	0.8%	(321)	-6.0%
Total real estate construction loans	24,865	3.3%	29,906	4.2%	(5,041)	-16.9%

Other loans:
Home equity	107,525	14.5%	98,410	13.9%	9,115	9.3%
Consumer	87,162	11.7%	64,673	9.2%	22,489	34.8%
Commercial	25,273	3.4%	20,009	2.8%	5,264	26.3%
Total other loans	219,960	29.6%	183,092	25.9%	36,868	20.1%

Total loans	743,643	100%	706,400	100%	37,243	5.3%

Allowance for loan losses	(10,598)		(6,482)		(4,116)	63.5%
Net deferred loan costs	8,662		3,256		5,406	166.0%
Premiums on purchased loans	172		339		(167)	-49.3%

Loans, net	$741,879		$703,513		$38,366	5.5%

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 4 - LOANS, NET (continued)

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	(Dollars in Thousands)
	2008	2007	2006

Beginning balance	$6,482	$4,705	$4,587
Provision for loan losses	13,948	2,616	475
Loans charged-off	(10,989)	(2,953)	(1,215)
Recoveries	1,157	2,114	858
Ending balance	$10,598	$6,482	$4,705

Impaired loans as of December 31, 2008 and 2007 were as follows:

	(Dollars in Thousands)
	2008	2007
Year-end loans with no allocated allowance for loan losses	$-	$1,643
Year-end loans with an allocated allowance for loan losses	17,472	5,403
Total	$17,472	$7,046

Amount of the allowance for loan losses allocated to impaired loans	$3,525	$1,371

	Years Ended December 31, (Dollars in Thousands)
	2008	2007	2006
Average of impaired loans during the period	$10,092	$3,396	$3,798
Interest income recognized during impairment	--	--	--
Cash-basis interest income recognized	--	--	--

Non-performing loans, including non-accrual loans, at December 31, 2008, 2007 and 2006 were $25.5 million, $7.8 million and $3.1 million, respectively. Troubled debt restructurings at December 31, 2008 were $7.0 million; there were no troubled debt restructurings at December 31, 2007 and 2006.  There were no loans over 90 days past-due and still accruing interest as of the end of 2008, 2007 or 2006.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.  For 2008 and 2007 contractual gross interest income of $1.1 million and $371,000 would have been recorded on non-performing loans if those loans had been current. Actual interest recorded on such loans was $713,000 in 2008 and $330,000 in 2007.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 4 - LOANS, NET (continued)

The Company has originated loans with directors and executive officers and their associates.  These loans totaled approximately $2.6 million and $3.3 million at December 31, 2008 and 2007.  The activity on these loans for 2008 was as follows:

(Dollars in Thousands)
Beginning balance	$3,329
New loans	230
Effect of changes in related parties	(941)
Repayments	(46)

Ending balance	$2,572

NOTE 5 - FAIR VALUE

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Impaired Loans
The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3 inputs).

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE – 5   FAIR VALUE (continued)

Derivatives
The fair value of derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale securities	$147,474	$8,693	$138,781	$-
Liabilities:
Swap	$(618)	-	$(618)	-

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Impaired loans – collateral dependent	$13,947	-	$-	$13,947

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE – 5   FAIR VALUE (continued)

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral; collateral dependent loans had a carrying amount of $17.5 million, with a valuation allowance of $3.5 million as of December 31, 2008.  Provision for loan losses of $2.2 million was recorded during 2008 on impaired loans.

Fair value adjustments for interest rate swaps resulted in a loss of $618,000 for the twelve months ended December 31, 2008.

NOTE 6 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

	2008	2007
	(Dollars in Thousands)
Loans	$3,072	$3,092
Securities available for sale	862	858
FHLB stock dividend	-	130

Total	$3,934	$4,080

NOTE 7 - LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31 are summarized as follows:

	2008	2007
	(Dollars in Thousands)
Land	$7,241	$7,742
Buildings and leasehold improvements	12,312	12,270
Furniture, fixtures, and equipment	9,318	8,619
Building and equipment in process	368	322
	29,239	28,953
Accumulated depreciation and amortization	(12,677)	(11,980)

Land, premises and equipment, net	$16,562	$16,973

Depreciation expense was $1.1 million, $1.4 million and $1.2 million for 2008, 2007 and 2006, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the periods ending December 31 is as follows:

	2008	2007
	(Dollars in Thousands)
Beginning of period	$2,661	$2,661
Increases in goodwill	150	-
End of period	$2,811	$2,661

The Company determined that goodwill was not impaired during the years ended December 31, 2008 and 2007.

Core Deposit Intangible Assets

Core deposit intangible assets included in other assets in the consolidated balance sheets as of December 31, 2008 and 2007 were as follows:

	2008		2007
	(Dollars in Thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$611	$(466)	$611	$(428)

Aggregate amortization expense was $38,000, $44,000 and $81,000 for the years 2008, 2007 and 2006.

Estimated amortization expense for each of the next five years ending December 31:

(Dollars in Thousands)
2009	$35
2010	34
2011	32
2012	31
2013	11

NOTE 9 - DEPOSITS

Time deposits of $100,000 or more were approximately $145.7 million and $125.7 million at December 31, 2008 and 2007.

Scheduled maturities of time deposits at December 31, 2008 were as follows:

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 9 – DEPOSITS - (continued)

(Dollars in Thousands)

2009	$241,469
2010	80,425
2011	17,828
2012	8,982
2013	10,593
2014	15
$359,312

Brokered certificate of deposits were $43.4 million and $33.8 million at December 31, 2008 and 2007.

Deposits from directors, executive officers and their associates at December 31, 2008 and 2007 were approximately $300,000 and $1.2 million.

Interest expense on customer deposit accounts is summarized as follows:

	2008	2007	2006
	(Dollars in Thousands)
Interest bearing	$1,438	$1,482	$1,572
Savings & money market	4,168	7,169	3,293
Time	15,048	15,144	13,583
	$20,654	$23,795	$18,448

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank of Atlanta were as follows:

	2008	2007
	(Dollars in Thousands)
Maturities October 2009 through March 2018, fixed at rates from 2.66% to 4.41%, averaging 3.97%	$152,600	$153,000
Maturities April 2009 through January 2014, variable rate at rates from 3.75% to 5.65%, averaging 4.43%	32,250	20,000
Total	$184,850	$173,000

Fixed-rate advances includes amounts which may be converted by the FHLB, at various designated dates following issuance, from fixed-rate to variable-rate debt, or for certain advances, adjusted to current market fixed rates.  If the FHLB converts the rates the Company has the option of pre-paying the debt, without penalty.  The Company may incur prepayment penalties if the Company prepays the debt.  At year-end 2008 and 2007, the amounts of convertible advances were $125.0 million and $135.0 million, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES (continued)

The advances at December 31, 2008 mature as follows:

(Dollars in Thousands)
2009	$12,250
2010	25,000
2011	13,000
2012	-
2013	-
Thereafter	134,600

$184,850

The Company had mortgage and home equity loans totaling approximately $443.6 million and $426.7 million at December 31, 2008 and 2007 pledged as collateral for the FHLB advances.  At December 31, 2008, the remaining borrowing capacity was $22.7 million.  At December 31, 2008 and 2007 Atlantic Coast Bank owned $10.0 million and $9.3 million of FHLB stock, which also secures debts to the FHLB.

The Company paid off $30 million in FHLB advances during 2008 that resulted in a penalty of approximately $471,000 to be amortized over 5 years, the amortization is reflected in interest expense.  The Company followed guidance found in EITF 96-19.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase with a carrying amount of $92.8 million and $78.5 million at December 31, 2008 and 2007, respectively, were secured by mortgage backed securities.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007
	(Dollars in Thousands)
Average daily balance during the year	$89,793	$45,077
Average interest rate during the year	4.45%	4.42%
Maximum month-end balance during the years	$92,800	$78,500
Weighted average interest rate at year-end	4.30%	4.25%

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 12 - INTEREST RATE SWAPS (continued)

The Company’s interest rate swap agreements do not qualify for hedge accounting treatment; under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, accordingly changes in market value are reported in current period earnings.

At December 31, 2008, summary information about these interest-rate swaps is as follows:

2008
(Dollars in Thousands)
Notional amounts	$50,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	1.47%
Weighted average maturity	2.25
Fair value of combined interest rate swaps	$(618)

The fair value of the combined interest rate swap agreements at December 31, 2008 is reflected in other liabilities with a corresponding charge to income recorded as a reduction of non-interest income.

NOTE 13 - EMPLOYEE BENEFITS

Defined Contribution Plan:  Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company.  Plan participants may contribute between 1% and 75% of gross income, subject to an IRS maximum of $15,500, with a company match equal to 50% of the first 6% of the compensation contributed.  For 2008, 2007 and 2006, the total plan expense was $163,000, $310,000 and $306,000, respectively.

Director Retirement Plan:  A director retirement plan covers all non-employee members of the Board.  The plan provides monthly benefits for a period of ten years following retirement.  For 2008, 2007 and 2006, the expense for the plan was $8,000, $26,000, and $33,000, respectively.  The related plan liability was $212,000 and $204,000 at December 31, 2008 and 2007, respectively.

Deferred Director Fee Plan:  A deferred director fee compensation plan covers all non-employee directors.  Under the plan directors may defer director fees.  These fees are expensed as earned and the plan accumulates the fees plus earnings.  At December 31, 2008 and 2007, the liability for the plan was $144,000 and $298,000, respectively.

Supplemental Retirement Plans: The Company provides supplemental retirement plans for certain officers beginning after one year of service.  These plans generally provide for the payment of supplemental retirement benefits over a period of fifteen (15) to twenty (20) years after retirement.  Vesting generally occurs over a six (6) to ten (10)-year period.  For 2008, 2007 and 2006, expense for the supplemental retirement plans totaled $884,000, $605,000 and $585,000.  The accrued liability for the plans totaled $2,263,000 and $1,929,000 at December 31, 2008 and 2007, respectively.

Split Dollar Life insurance agreement:  The Company entered into a Split Dollar Life insurance agreement with certain executive officers during 2006 recognizing an expense of $466,000, $60,000 and $15,000 for 2008, 2007 and 2006, respectively.  The 2008 expense includes $419,000 associated with death of a senior officer of the Company during 2008.  The related liability was $91,000 and $75,000 at December 31, 2008 and December 31, 2007, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

Contributions to the ESOP were $628,000, $646,000 and $625,000 during 2008, 2007 and 2006. Contributions include approximately $127,000 and $179,000 in dividends on unearned shares in 2008 and 2007.

Compensation expense for shares committed to be released under the Company's ESOP was $371,000, $742,000 and $755,000 in 2008, 2007 and 2006.  Shares held by the ESOP as of December 31 were as follows:

	2008	2007
	(Dollars in Thousands)
Allocated to eligible employees	232,760	186,208
Unearned	232,760	279,312
Total ESOP shares	465,520	465,520

Fair value of unearned shares	$908	$3,318

NOTE 15- STOCK-BASED COMPENSATION

In 2005 the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the “Stock Option Plan”).  The compensation cost that has been charged against income for the Recognition Plan for 2008, 2007 and 2006 was $790,000, $684,000 and $595,000. The compensation cost that has been charged against income for the Stock Option Plan for 2008, 2007 and 2006 was $397,000, $332,000 and $308,000.  The total income tax benefit recognized in the income statement for stock-based compensation for 2008, 2007 and 2006 was $301,000 $265,000 and $235,000.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 15- STOCK-BASED COMPENSATION (continued)

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

During 2008 the Company’s board of directors awarded no shares of common stock available under the Recognition Plan to directors and key employees.  A summary of the status of the shares of the Recognition Plan at December 31, 2008, is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2008	179,865	$14.23
Granted	-	-
Vested	(65,477)	12.79
Forfeited	(2,994)	12.30

Non-vested at December 31, 2008	111,394	$15.46

The weighted average grant-date fair value of non-vested shares was $15.46 and $14.23 at December 31, 2008 and 2007. There was $561,000 and $1.4 million of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2008 and 2007.  The expense is expected to be recognized over a weighted-average period of 1.6 years.  The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $1.1 million and $0.7 million, respectively.

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
Years Ended December 31, 2008, 2007 and 2006

NOTE 15- STOCK-BASED COMPENSATION (continued)

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

During 2008 the Company’s board of directors awarded 27,000 incentive stock options to key employees with a weighted-average exercise price of $8.40. The weighted-average fair value of each stock option awarded is estimated to be $1.35 on the date of grant, and is derived by using the Black-Scholes option-pricing model with the following assumptions:

2008
Risk-free interest rate	3.28%
Expected term of stock options (years)	6.0
Expected stock price volatility	22.26%
Expected dividends	3.73%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option. Although the contractual term of the stock options granted is 10 years, the expected term of the stock is less because option restrictions do not permit recipients to sell or pledge their options, and may result in exercise of the options before the end of the contractual term. The Company does not have sufficient historical information about its own employees or directors vesting behavior, therefore the expected term of stock options is estimated considering the results of similar companies. Also, since the Company did not begin trading its common stock publicly until October 5, 2004, there was limited history about the volatility of its own shares. Therefore the expected stock price volatility is estimated by considering its own stock volatility for the period since October 5, 2004, as well as that of a sample of similar companies over the expected term of the stock options. Expected dividends are the estimated dividend rate over the expected term of the stock options.

A summary of the option activity under the Stock Option Plan as of December 31, 2008, and changes for the year then ended is presented below:

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 15- STOCK-BASED COMPENSATION (continued)
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in thousands)

Outstanding at beginnng of year	560,451	$13.97	-	-
Granted	27,000	8.40	-	-
Exercised	-	-	-	-
Forfeited	(28,350)	13.73	-	-

Outstanding at December 31, 2008	559,101	$13.72	7.0	$-

Vested or expected to vest	533,143	$13.89	7.0	$-

Exercisable at year end	346,885	$13.92	6.7	$-

Information related to the stock option plan during each year follows:

	2008	2007	2006
Intrinsic value of options exercised	$-	$18,000	$29,000
Cash received from option exercises	-	57,000	102,000
Tax benefit realized from option exercises	-	-	-
Weighted average fair value of options granted	$1.35	$1.82	$3.45

The Company has a policy of satisfying share option exercises by issuing shares from Treasury stock obtained from its stock repurchase programs.

As of December 31, 2008, there was $540,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 7.0 years.

NOTE 16 – INCOME TAXES

Income tax (benefit) expense was as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Current - Federal	$-	$3,025	$3,067
Current - State	15	$15	$15
Deferred - Federal	(3,248)	(2,910)	(646)
Deferred - State	(484)	(324)	(54)
Change in valuation allowance	484	324	-

Total	$(3,233)	$130	$2,382

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 16 – INCOME TAXES (continued)

The effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
Income taxes at Current	(Dollars in Thousands)
Statutory rate of 34%	$(2,066)	$423	$2,554
Increase(decrease) from
State income tax, net of Federal tax effect	(492)	(413)	(24)
Tax-exempt income	(49)	(56)	(19)
Increase in cash surrender value of BOLI	(310)	(293)	(286)
Proceeds from life insurance in excess of BOLI	(920)	-	-
ESOP share release	-	94	87
Stock option expense	103	81	73
Change in valuation allowance	484	324	-
Other, net	17	(30)	(3)

Income tax (benefit) expense	$(3,233)	$130	$2,382

Effective tax rate	53.2%	10.4%	31.7%

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 16 – INCOME TAXES (continued)

Deferred tax assets and liabilities were due to the following:

	December 31,
	(Dollars in Thousands)
	2008	2007
Deferred tax assets:
Allowance for loan losses	$4,027	$2,463
Depreciation	208	299
Deferred compensation arrangements	1,292	1,233
Other real estate	154	290
Net operating loss carryforward	3,131	1,640
Net unrealized losses on AFS securities	224	-
Interest income on non-accrual loans	32	33
Accrued expenses	378	162
Deferred loan fees	182	107

	$9,628	$6,227

Deferred tax liability:
Net unrealized gain on AFS securities	-	(51)
Deferred loan costs	(446)	(500)
Prepaid expenses	(239)	(171)
Core deposit intangibles	(357)	(269)
Other	(51)	-
	(1,093)	(991)

Valuation allowance	(808)	(324)

Net deferred tax asset	$7,727	$4,912

Management believes that realization of the net deferred tax asset above is more likely than not. Realization is dependent upon the Company generating future taxable income. Management has taken into account both positive and negative evidence in reaching its conclusion, including prior operating profits and forecasted financial information.

The Company has a federal net operating loss carryforward of $8.0 million which begins to expire in 2027. There is no valuation allowance on this carryforward. The Company has a Florida and Georgia net operating loss carryforward of $19.2 million which begins to expire in 2026. The Company maintains a valuation allowance on $19.2 million of the loss as it does not anticipate generating taxable income in these states to utilize this carryforward prior to expiration.

Other than the valuation allowance in the above table, the Company has no unrecognized tax benefits as of December 31, 2008 and 2007, and did not recognize any increase in unrecognized benefits during 2008 relative to any tax positions taken in 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2008 and 2007. The Company and its subsidiaries file U.S. Corporation federal income tax returns and Georgia and Florida Corporation income tax returns. These returns are subject to examination by taxing authorities for all years after 2004.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

Atlantic Coast Bank actual and required capital levels (in millions) and ratios were:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk weighted assets)	$74.5	10.9%	$54.6	8.0%	$68.3	10.0%
Tier 1 (core) capital (to risk weighted assets)	68.5	10.0%	27.3	4.0%	41.0	6.0%
Tier 1 (core) capital (to adjusted total assets)	68.5	7.0%	39.4	4.0%	49.2	5.0%

As of December 31, 2007
Total capital (to risk weighted assets)	$75.5	12.1%	$50.1	8.0%	$62.6	10.0%
Tier 1 (core) capital (to risk weighted assets)	70.4	11.2%	25.1	4.0%	37.6	6.0%
Tier 1 (core) capital (to adjusted total assets)	70.4	7.7%	36.8	4.0%	46.0	5.0%

At December 31, 2008 and December 31, 2007, Atlantic Coast Bank was classified as "well capitalized."  There are no conditions or events since December 31, 2007 that management believes have changed the classification.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends, or Atlantic Coast Bank must convert to a commercial bank charter.  Management believes this test is met.

Banking regulations limit capital distributions by savings associations.  Generally, capital distributions are limited to undistributed net income for the current and prior two years.  During 2009 Atlantic Coast Bank can not declare any dividends without prior approval of the OTS.  Payment of dividends by Atlantic Coast Federal Corporation is largely dependent on the ability of Atlantic Coast Bank to pay dividends.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 17 - REGULATORY MATTERS (continued)

The following is a reconciliation of Atlantic Coast Bank's equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2008 and 2007:

	2008	2007
	(Dollars in Thousands)
GAAP equity	$77,109	$73,213
Intangible assets	(2,955)	(2,844)
Unrealized (gain) loss on securities available for sale	-	(117)
Minority interest in includable consolidated subsidiaries including REIT	125	125
Tier 1 Capital	74,279	70,377
General allowance for loan and lease losses	6,046	5,111

Total capital	$80,325	$75,488

NOTE 18 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The principal commitments as of December 31 are as follows:

	2008	2007
	(Dollars in Thousands)
Undisbursed portion of loans closed	$8,669	$14,664
Unused lines of credit and commitments to fund loans	76,907	88,037

At December 31, 2008, the undisbursed portion of loans closed is primarily unfunded residential construction loans with fixed and variable rates ranging from 2.75% to 7.75%. At December 31, 2008, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments.  The fixed rate commitments totaled $36.4 million and had interest rates that range from 4.625% to 18.0%; variable rate commitments totaled $40.6 million and had interest rates that range from 2.50% to 9.9%.

As of December 31, 2008 and 2007, the Company had fully secured outstanding standby letters of credit commitments totaling $700,000 and $1.1 million.

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
Years Ended December 31, 2008, 2007 and 2006

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

The Company has an employment agreement with its chief executive officer (“CEO”).  Under the terms of the agreement, certain events leading to separation from the Company could result in cash payments equal to two times the CEO’s salary.  Since payments are contingent upon certain events, the Company accrues for no liability.

The Company maintains lines of credit with two financial institutions that total $22.5 million. There was no balance outstanding with either line as of December 31, 2008 and 2007.

NOTE 19 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Basic	(Dollars in Thousands, Except Share Information)

Net (loss) income	$(2,845)	$1,115	$5,129
Weighted average common shares outstanding	13,557,869	13,693,651	14,036,595
Less: Average unallocated ESOP shares	(278,930)	(325,736)	(372,288)
Average unvested restricted stock awards	(144,164)	(202,571)	(237,283)

Average shares	13,134,775	13,165,344	13,427,024

Basic (loss) earnings per common share	$(0.22)	$0.08	$0.38

Diluted
Net (loss) income	$(2,845)	$1,115	$5,129
Weighted average common shares outstanding per common share	13,134,775	13,165,344	13,427,024
Add:Dilutive effects of assumed exercise of stock options	-	51,445	25,695
Dilutive effects of full vesting of stock awards	-	128,719	105,107

Average shares and dilutive potential common shares	13,134,775	13,345,508	13,557,826

Diluted (loss) earnings per common share	$(0.22)	$0.08	$0.38

Stock options and restricted stock awards for 607,981, 640,681 and 69,969 shares of common stock were not considered in computing diluted earnings per common share for 2008, 2007 and 2006, respectively, because they were anti-dilutive.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related taxes for 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(Dollars in Thousands)
Unrealized holding (losses) and gains on securities available for sale	$(37)	$440	$167
Less reclassification adjustments for (gains)
losses recognized in income	(650)	46	163
Net unrealized (losses) and gains	(687)	486	330
Tax effect	275	(178)	(126)
Net-of-tax amount	(412)	308	204

Other comprehensive income	$(412)	$308	$204

As of December 31, 2008 and 2007 accumulated other comprehensive income includes $(308,000) and $104,000 related to net unrealized (losses) gains on securities available for sale.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	As of December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS	(Dollars in Thousands)
Cash and cash equivalents	$34,058	$34,058	$29,310	$29,310
Real estate mortgages held for sale	736	736	640	640
Loans, net	731,411	733,142	696,467	683,562
Federal Home Loan Bank stock	9,996	n/a	9,293	n/a
Accrued interest receivable	3,934	3,934	4,080	4,080

FINANCIAL LIABILITIES
Deposits	624,606	627,049	582,730	582,791
Securities sold under agreements to repurchase	92,800	106,327	78,500	76,533
Federal Home Loan Bank advances	184,850	216,869	173,000	144,906
Accrued interest payable	1,441	1,441	1,342	1,342

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt (FHLB advances and securities sold under agreements to repurchase) is based on current rates for similar financing. It was not practicable to determine the fair vale of FHLB stock due to restrictions placed on its transferability.  The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(Dollars in Thousands)

Cash and cash equivalents at subsidiary	$303	$706
Securities available for sale	4,321	6,660
Investment in subsidiary	77,108	73,213
Note receivable from ESOP	2,614	3,032
Other assets	1,960	7,865

Total assets	$86,306	$91,476

Borrowed funds	$1,535	$718
Other accrued expenses	811	952
Total stockholders'equity	83,960	89,806

Total liabilities and stockholders' equity	$86,306	$91,476

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF INCOME (LOSS)
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in Thousands)

Net interest income	$543	$530	$671
Gain (loss) on sale of securities	63	-	(43)
Other	(14)	136	23
Equity in net (loss) income of subsidiary	(2,780)	2,345	5,239

Total income (loss)	(2,188)	3,011	5,890

Total expense	657	1,896	761

Net income (loss)	$(2,845)	$1,115	$5,129

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in Thousands)
Cash flow from operating activities
Net income (loss)	$(2,845)	$1,115	$5,129
Adjustments:
Net depreciation and amortization	10	-	-
(Gain) loss on sale of securities	(10)	-	43
Net change in other assets	1,292	(1,866)	(664)
Net change in other liabilities	156	(339)	73
Share-based compensation expense	1,077	1,125	903
Dividends received from subsidiary	-	10,216	2,044
Equity in undistributed (earnings) loss of subsidiary	2,780	(2,345)	(5,239)
Net cash from operating activities	2,460	7,906	2,289

Cash flow from investing activities
Purchase of securities available for sale	(8,537)	-	(2,449)
Proceeds from maturities and repayments of securities available for sale	6,268	983	2,279
Proceeds from the sale of securities available for sale	4,134	-	3,000
Purchase of bank owned life insurance	2,161	(3,100)	(1,695)
Life insurance proceeds in excess of CSV	2,634	-	-
Contribution to Bank subsidiary	(6,423)	-	-
Payments received on ESOP loan	418	376	362
Expenditures on premises and equipment	(3)	-	-
Net change in other interest bearing deposits at subsidiary	-	1,200	600
Net cash from investing activities	652	(541)	2,097

Cash flow from financing activities
Advances from Atlantic Coast Bank	818	428	3,618
Proceeds from exercise of stock options	-	57	102
Shares relinquished	(60)	(16)	-
Treasury stock purchased	(1,841)	(1,968)	(6,877)
Repayments to Atlantic Coast Bank	-	(2,978)	(350)
Dividends paid	(2,432)	(2,509)	(1,895)
Net cash from financing activities	(3,515)	(6,986)	(5,402)

Net change in cash and cash equivalents	(403)	379	(1,016)

Cash and cash equivalents at beginning of period	706	327	1,343

Cash and cash equivalents at end of period	$303	$706	$327

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	(Dollars in Thousands)

	Interest	Net Interest	Net	Earnings (Loss) per Common Share
	Income	Income	Income (Loss)	Basic	Diluted

2008
First quarter	$14,027	$5,818	$23	$0.00	$0.00
Second quarter	13,776	6,111	711	0.06	0.06
Third quarter	13,840	5,930	(329)	(0.03)	(0.03)
Fourth quarter	13,616	5,391	(3,250)	(0.25)	(0.25)

2007
First quarter	$13,256	$5,353	$785	$.06	$.06
Second quarter	13,766	5,538	635	.05	.05
Third quarter	14,263	5,730	789	.06	.06
Fourth quarter	14,224	5,765	(1,094)	(.09)	(.09)

2006
First quarter	$10,515	$5,237	$1,291	$.10	$.10
Second quarter	11,156	5,422	1,410	.10	.10
Third quarter	12,006	5,558	1,518	.11	.11
Fourth quarter	12,730	5,443	910	.07	.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10K, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) ) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

 (c) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(d)) that occurred during the quarter ended December 31, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

Exhibits

3.1	Charter of Atlantic Coast Federal Corporation [1]
3.2	Bylaws of Atlantic Coast Federal Corporation [1]
4	Form of Common Stock Certificate of Atlantic Coast Federal Corporation [1]
10.1	Employee Stock Ownership Plan [1]
10.2	Employment Agreement with Robert J. Larison, Jr. [2]
10.3	Second Amended and Restated Supplemental Executive Retirement Agreement with Robert J. Larison, Jr.
10.4	Amended and Restated Supplemental Executive Retirement Plan
10.5	Amended and Restated 2005 Director Retirement Plan
10.6	Amended and Restated 2005 Director Fee Deferred Plan
10.7	Atlantic Coast Federal Corporation 2005 Stock Option Plan [3]
10.8	Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan [3]
10.9	Split Dollar Life Insurance Agreement with Robert J. Larison, Jr. [4]
10.10	Split Dollar Life Insurance Agreement with Carl W. Insel [4]
10.11	2008 Executive Deferred Compensation Plan[6]
10.12	Supplemental Executive Retirement Agreement with Carl W. Insel
10.13	Supplemental Executive Retirement Agreement with Thomas B. Wagers, Sr. [5]
10.14	Director Emeritus Plan
10.15	Amended and Restated 2007 Director Deferred Compensation Plan for Equity
21	Subsidiaries of Registrant
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________

[1]
Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on March 25, 2004 (Registration No. 333-113923).

[2]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on May 22, 2008.

[3]	Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2005 (Registration No. 333-126861).

[4]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on November 9, 2006.

[5]	Incorporated by reference to the registrant’s Form 8-K/A Current Report, originally filed with the Securities and Exchange Commission on August 5, 2008.

[6]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on February 12, 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
Date: March 30, 2009	By:	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By: /s/ Robert J. Larison, Jr.	By: /s/ Dawna R. Miller
Robert J. Larison, Jr. President, Chief Executive Officer and Director	Dawna R. Miller Senior Vice President and Chief Financial Officer
Date: March 30, 2009	Date: March 30, 2009

By: /s/ Thomas F. Beeckler	By: /s/ Frederick D. Franklin, Jr.
Thomas F. Beeckler Director	Frederick D. Franklin, Jr. Director
Date: March 30, 2009	Date: March 30, 2009

By: /s/ Charles E. Martin, Jr.	By: /s/ W. Eric Palmer
Charles E. Martin, Jr. Director	W. Eric Palmer Director
Date: March 30, 2009	Date: March 30, 2009

By: /s/ Robert J. Smith	By: /s/ Forrest W. Sweat, Jr.
Robert J. Smith Director	Forrest W. Sweat, Jr. Director
Date: March 30, 2009	Date: March 30, 2009

By: /s/ H. Dennis Woods
H. Dennis Woods Director
Date: March 30, 2009