Form 10-Q
period 2009-03-31
ATLANTIC COAST FEDERAL CORP
filed 2009-05-15
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES ☒      NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES   ☐     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐     NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common Stock, $0.01 Par Value	13,444,436 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2009 (unaudited) and December 31, 2008
(Dollars in Thousands, Except Share Information)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from financial institutions	$8,149	$10,025
Short-term interest earning deposits	27,241	24,033
Total cash and cash equivalents	35,390	34,058
Securities available for sale	169,764	147,474
Real estate mortgages held for sale	4,266	736
Loans, net of allowance of $14,424 at March 31, 2009 and $10,598 at December 31, 2008	711,687	741,879
Federal Home Loan Bank stock	10,124	9,996
Accrued interest receivable	3,804	3,934
Land, premises and equipment	16,487	16,562
Bank owned life insurance	22,349	22,173
Other real estate owned	2,680	3,332
Goodwill	2,811	2,811
Other assets (includes deferred tax asset of $8,256 at March 31, 2009 and $7,727 at December 31, 2008	15,689	13,134

Total assets	$995,051	$996,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$37,522	$33,192
Interest-bearing demand	72,251	67,714
Savings and money market	176,256	164,388
Time	347,878	359,312
Total deposits	633,907	624,606
Federal Home Loan Bank advances	177,623	184,850
Securities sold under agreements to repurchase	92,800	92,800
Accrued expenses and other liabilities	9,864	9,873
Total liabilities	914,194	912,129

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued of 14,813,469 at March 31, 2009 and December 31, 2008	148	148
Additional paid in capital	60,228	60,061
Unearned employee stock ownership plan (ESOP) shares of 221,122 at March 31, 2009 and 232,760 at December 31, 2008	(2,211)	(2,328)
Retained earnings	43,096	46,201
Accumulated other comprehensive loss	(557)	(308)

Treasury stock, at cost, 1,369,033 shares at March 31, 2009 and 1,361,633 at December 31, 2008	(19,847)	(19,814)
Total stockholders' equity	80,857	83,960

Total liabilities and stockholders' equity	$995,051	$996,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$10,823	$11,634
Securities and interest-earning deposits in other financial institutions	2,003	2,394
Total interest and dividend income	12,826	14,028

Interest expense
Deposits	4,557	5,552
Federal Home Loan Bank advances	1,712	1,795
Securities sold under agreements to repurchase	983	862
Total interest expense	7,252	8,209

Net interest income	5,574	5,819

Provision for loan losses	5,812	1,561

Net interest (expense) income after provision for loan losses	(238)	4,258

Noninterest income
Service charges and fees	992	1,176
Gain on sale of real estate mortgages held for sale	185	-
Gain (loss) on securities available for sale	(78)	65
Loss on sale of foreclosed assets	(705)	(19)
Gain on redemption of Visa class B common stock	-	79
Commission income	65	82
Interchange fees	215	220
Bank owned life insurance earnings	175	209
Other	(14)	21
	835	1,833

Noninterest expense
Compensation and benefits	2,575	3,280
Occupancy and equipment	621	642
Data processing	260	278
Advertising	95	154
Outside professional services	425	551
Interchange charges	70	80
Collection expense and repossessed asset losses	204	142
Telephone	141	162
Other	924	865
	5,315	6,154

Loss before income tax benefit	(4,718)	(63)

Income tax benefit	(1,657)	(87)

Net (loss) income	$(3,061)	$24

(Loss) earnings per common share:
Basic	$(0.23)	$-
Diluted	$(0.23)	$-

Dividends declared per common share	$0.01	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009 and March 31, 2008
(Dollars in Thousands, Except Share Information)
(unaudited)

	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL EQUITY
For the three months ended March 31, 2009

Balance at January 1, 2009	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

ESOP shares earned, 11,638 shares	-	(77)	117	-	-	-	40

Management restricted stock expense	-	161	-	-	-	-	161

Stock options expense	-	79	-	-	-	-	79

Dividends declared ( $0.01 per share)	-	-	-	(45)	-	-	(45)

Director's deferred compensation	-	4	-	-	-	(4)	-

Treasury stock purchased at cost, 7,400 shares	-	-	-	-	-	(29)	(29)

Comprehensive income:
Net income	-	-	-	(3,061)	-	-	(3,061)
Other comprehensive (loss) income	-	-	-	-	(249)	-	(249)
Total comprehensive income	-	-	-	(3,061)	(249)	-	(3,310)

Balance at March 31, 2009	$148	$60,228	$(2,211)	$43,095	$(557)	$(19,847)	$80,856

For the three months ended March 31, 2008

Balance at January 1, 2008	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

ESOP shares earned, 11,638 shares	-	-	116	-	-	-	116

Management restricted stock expense	-	176	-	-	-	-	176

Stock options expense	-	86	-	-	-	-	86

Dividend declared ($0.15 per share)	-	-	-	(693)	-	-	(693)

Director's deferred compensation	-	5	-	-	-	(5)	-

Shares relinquished	-	7	-	-	-	(32)	(25)

Treasury stock purchased at cost, 53,685 shares	-	-	-	-	-	(539)	(539)

Comprehensive income:
Net income	-	-	-	24	-	-	24
Other comprehensive (loss) income	-	-	-	-	621	-	621
Total comprehensive income	-	-	-	24	621	-	645

Balance at March 31, 2008	$148	$59,356	$(2,677)	$50,513	$725	$(18,493)	$89,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net (loss) income	(3,061)	24
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	5,812	1,561
Gain on sale of real estate mortgages held for sale	(185)	-
Loans originated for sale	(14,292)	(1,817)
Proceeds from loan sales	23,891	1,990
Loss on sale of other real estate owned	705	19
(Gain) loss on securities available for sale	78	(65)
Loss on disposal of equipment	10	-
ESOP compensation expense	40	116
Share-based compensation expense	240	262
Net depreciation and amortization	395	595
Net change in accrued interest receivable	130	(33)
(Increase) in cash surrender value of bank owned life insurance	(176)	(209)
Net change in other assets	(2,389)	(1,092)
Net change in accrued expenses and other liabilities	(9)	1,024
Net cash from operating activites	11,189	2,375

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	10,180	12,349
Proceeds from the sales of securities available for sale	18,471	6,374
Purchase of securities available for sale	(51,451)	(43,338)
Net change in loans	10,529	3,484
Expenditures on premises and equipment	(191)	(963)
Proceeds from the sale of other real estate owned	732	67
Purchase of FHLB stock	(1,028)	(152)
Redemption of FHLB stock	900	-
Net cash from investing activities	(11,858)	(22,179)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from financing activities
Net increase in deposits	$9,301	$19,918
FHLB advances	20,000	23,000
Proceeds from sale of securities under agreements to repurchase	-	9,300
Repayment of FHLB advances	(27,226)	(23,471)
Shares relinquished	-	(25)
Treasury stock repurchased	(29)	(539)
Dividends paid	(45)	(693)
Net cash from financing activities	2,001	27,490

Net change in cash and cash equivalents	1,332	7,686

Cash and equivalents beginning of period	34,058	29,310

Cash and equivalents at end of period	$35,390	$36,996

Supplemental information:
Interest paid	$7,276	$8,408
Income tax paid (refund)	15	(26)

Supplemental noncash disclosures:
Loans transferred to other real estate	$785	$380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The 2008 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the March 31, 2009 Form 10-Q may have been reclassified to conform to the current presentation.

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

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The impact of adoption was not material to the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”),  which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The impact of adoption was not material to the Company’s results of operations or financial position.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  This Statement amends and expands the disclosure requirements of Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, qualitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The impact of adoption was not material to the Company’s results of operations or financial position.

Recently Issued and Not Yet Effective Accounting Standards:

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of
Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter.

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the credit risk of the underlying assets, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or one of its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.  The Company recorded an other than temporary impairment expense of $175,000 on a private label mortgage-backed security in non-interest income during the quarter ended March 31, 2009.

NOTE 5.  INTEREST RATE SWAPS

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

At March 31, 20009, summary information about these interest-rate swaps is as follows:

2009
(Dollars in Thousands)
Notional amounts	$50,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	1.22%
Weighted average maturity	2.0

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	March 31, 2009		December 31, 2008
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Accrued expenses and other liabilities	$594	Accrued expenses and other liabilities	$618

Total interest rate swaps not designated as hedging instruments under SFAS 133:
Total interest rate swaps		$594		$618

NOTE 5.  INTEREST RATE SWAPS (continued)

The effect of interest rate swaps on for the three months ended March 31, 2009 and 2008 ae as follows:

		Three Months Ended
		March 31, 2009	March 31, 2008
	Location of Gain or (Loss)	(Dollars in thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other	$24	$-

Total		$24	$-

NOTE 6.  DIVIDENDS

During the first quarter of 2009, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.01 per share. The dividend was payable on April 27, 2009 for stockholders of record on April 10, 2009.  Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 64.9% of the Company’s total outstanding common stock at March 31, 2009 informed the Company it waived receipt of the first quarter dividend on its owned shares, as was done throughout 2008.

Total dividends charged to retained earnings for the three months ended March 31, 2009 were $45,000.

NOTE 7.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the three months ended March 31, 2009 and 2008 is as follows:

	For the three months
	ended March 31,
	2009	2008
Basic
Net (loss) income	$(3,061)	$24
Weighted average common shares outstanding	13,435,116	13,658,662
Less: Average unallocated ESOP shares	(232,760)	(279,312)
Average unvested restricted stock awards	(110,817)	(177,890)

Average shares	13,091,539	13,201,460

Basic (loss) earnings per common share	$(0.23)	$0.00

Diluted
Net (loss) income	$(3,061)	$24
Weighted average common shares outstanding
per common share	13,091,539	13,201,460
Add:Dilutive effects of assumed exercise of stock options	-
Dilutive effects of full vesting of stock awards	-	68,341

Average shares and dilutive potential common shares	13,091,539	13,269,801

Diluted (loss) earnings per common share	$(0.23)	$0.00

Stock options for 569,001 and 352,754 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2009 and 2008, respectively, because they were anti-dilutive.

NOTE 8.  OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income components and related taxes for the three months ended March 31, 2009 and 2008 were as follows:

	(Dollars in Thousands)
	Three months ended March 31,
	2009	2008

Unrealized holding (gains) losses on securities available for sale	$(494)	$1,044
Less reclassification adjustments for (gains) losses recognized in income	78	(65)
Net unrealized losses (gains)	(416)	979
Tax effect	167	(358)
Other comprehensive income (loss)	$621

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

Other Real Estate Owned
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

Interest Rate Swaps
The fair value of interest rate swaps is based on derivative valuation models using market data inputs as of the valuation date (Level 2 inputs).

NOTE 9.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009 Using:
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale securities	$169,764	$7,668	$162,096	$-
Liabilities:
Interest rate swap	$(594)	$-	$(594)	$-

	Fair Value Measurements at December 31, 2008 Using:

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale securities	$147,474	$8,693	$138,781	$-
Liabilities:
Interest rate swap	$(618)	$-	$(618)	$-

NOTE 9.  FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009 Using:
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$2,680			$2,680
Impaired loans – collateral dependent	20,770			20,770
Total assets at fair value	$23,450			$23,450

The table below includes a roll-forward of the balance sheet amounts for the three months ended March 31, 2009 (including the change in fair value) for assets and liabilities classified within level 3 of valuation hierarchy for assets and liabilities measured at fair value on a non-recurring basis.

	Assets	Liabilities
Fair value, January 1, 2009	$17,279	$-
Total realized and unrealized gains (losses) included in income	(2,959)	-
Proceeds, net	(732)	-
Transfers in and/or out of level 3	9,862	-
Fair value, March 31, 2009	$23,450	$-

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral; collateral dependent loans had a carrying amount of $26.6 million, with a valuation allowance of $5.8 million as of March 31, 2009.  Provision for loan losses of $2.3 million was recorded during the three months ended March 31, 2009.

Fair value adjustments for interest rate swaps resulted in net loss of $26,000 for the three months ended March 31, 2009.

NOTE 10.  SUBSEQUENT EVENT

On May 8, 2009 the Company terminated its supplemental retirement plans and the director retirement plan. The accrued balances will be distributed no earlier than May 8, 2010 and no later than May 8, 2011, subject to the requirements of federal law. The Company will continue to accrue benefits under the plans until liquidation. As of March 31, 2009 the total accrued balance for the supplemental retirement plans and the director retirement plan was $2,557,000.

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

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations.  Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, accounting for deferred income taxes, and the valuation of goodwill.  Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans.  Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component.  Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2008 and the first three months of 2009, and management believes this trend will continue in the near term.

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

The allowance for loan losses was $14.4 million at March 31, 2009, $10.6 million at December 31, 2008 and $6.4 million at March 31, 2008.   The allowance for loan losses as a percentage of total loans was 1.99% at March 31, 2009, 1.43% at December 31, 2008 and 0.91% at March 31, 2008.   The provision for loan losses was $5.8 million for the three months ended March 31, 2009, and $1.6 million for the same period in 2008.  The increase in the provision for loan losses in the first three months of 2009 was primarily due to ongoing deterioration of certain commercial loan participations in the Company's general market area as well as continued weakness in the residential real estate segment of the Company's loan portfolio.  In light of the overall decline in both credit quality and real estate values, the Company also applied greater loss factors to the outstanding loan portfolio.

Securities Available for Sale

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income, net of tax. At least quarterly, the Company adjusts the carrying value of the securities to fair value based on a combination of Level 1 and Level 2 inputs.  Other comprehensive (loss) gain, net of tax, resulting from changes in the fair market value of Atlantic Coast Federal Corporation’s available for sale securities portfolio totaled $(249,000) and $621,000 for the three months ended March 31, 2009 and 2008, respectively.  Additionally, securities available for sale are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on Atlantic Coast Federal Corporation’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, including the credit risk of the underlying assets, the extent of the decline and the duration of the decline.  The Company recorded an other than temporary impairment expense of $175,000 on a private label mortgage-backed security during the quarter ended March 31, 2009.  The Company does not have any equity investments in government sponsored entities FNMA or FHLMC, or any trust preferred securities.

Valuation of Goodwill

The Bank assesses the carrying value of goodwill annually, or more frequently if events or changes in circumstances indicate the asset might be impaired.  In reviewing the carrying value of goodwill, management assesses the recoverability of such assets by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment.  Any impairment would be required to be recorded during the period identified.  The Bank’s goodwill totaled $2.8 million as of March 31, 2009; therefore, if goodwill was determined to be impaired, the financial results of the Company could be materially impacted.

Deferred Income Taxes

After converting to a federally chartered savings association, Atlantic Coast Bank became a taxable organization.  Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization.  Since Atlantic Coast Bank’s transition to a federally chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management’s interpretation of the applicable tax regulations.  Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

The Bank assesses the carrying value of the deferred tax asset quarterly to determine if a valuation allowance is appropriate.  Management has concluded the probability of realization of the deferred tax asset to be more likely than not.  Management has taken into account both positive and negative evidence in reaching its conclusion, including prior operating profits and forecasted financial information.  Realization of the deferred tax asset is dependent upon the Company’s ability to generate pre-tax income in future periods.  If the Company is unable to generate pre-tax income in future periods or otherwise fails to meet forecasted operating results, a valuation allowance may be required.  Any valuation allowance would be required to be recorded during the period identified.  The Bank’s deferred tax asset totaled $12.1 million as of March 31, 2009; therefore, if the deferred tax asset required a valuation allowance, the financial results could be materially impacted.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General. Year to date assets at March 31, 2009 as compared to December 31, 2008 were down $1.0 million, to $995.1 million from $996.1 million.  Deposit growth outpaced loan growth, allowing the Bank to pay down some of its borrowings from FHLB of Atlanta.

Following is a summarized comparative balance sheet as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,	Increase (decrease)
	2009	2008	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$35,390	$34,058	$1,332	3.9%
Securitites available for sale	169,764	147,474	22,290	15.1%
Loans	726,111	752,477	(26,366)	-3.5%
Allowance for loan losses	(14,424)	(10,598)	(3,826)	36.1%
Loans, net	711,687	741,879	(30,192)	-4.1%
Real estate mortgages held for sale	4,266	736	3,530	479.6%
Other assets	73,944	71,942	2,002	2.8%
Total assets	$995,051	$996,089	$(1,038)	-0.1%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$37,522	$33,192	$4,330	13.0%
Interest bearing demand	72,251	67,714	4,537	6.7%
Savings and money market	176,256	164,388	11,868	7.2%
Time	347,878	359,312	(11,434)	-3.2%
Total deposits	633,907	624,606	9,301	1.5%
Federal Home Loan Bank advances	177,623	184,850	(7,227)	-3.9%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Accrued expenses and other liabilities	9,864	9,873	(9)	-0.1%
Total liabilities	914,194	912,129	2,065	0.2%
Stockholders' equity	80,857	83,960	(3,103)	-3.7%
Total liabilities and stockholders' equity	$995,051	$996,089	$(1,038)	-0.1%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions.  The increase in cash and cash equivalents during the first quarter of 2009 was due primarily to the growth in deposits.  Management expects the balances in cash and cash equivalents will fluctuate as other interest earning assets mature, as management identifies opportunities for longer-term investments that fit the Company’s growth strategy, and as daily operating liquidity increases or decreases.

Securities available for sale.  Securities available for sale is composed principally of debt securities of U.S. Government-sponsored enterprises, or mortgage-backed securities.  The investment portfolio increased approximately $22.3 million to $169.8 million at March 31, 2009, net of purchases, sales and maturities.  Loss on sale of securities available for sale was approximately $78,000, including an other than temporary impairment expense of $175,000 in non-interest income on a private label mortgage-backed security for the three months ended March 31, 2009.

As part of our asset and liability management strategy, we leveraged our growth in securities available for sale via structured transactions to take advantage of favorable interest rate spreads and to reduce overall exposure to interest rate risk.  However, given the unprecedented decline in interest rates during 2007 and 2008, illiquidity in the mortgage-backed securities market resulted in a significant and adverse decline in the value of these securities.  Coupled with the overall decline in the Bank’s credit quality, the Bank has been subject to margin and fair value calls from the third party counterparties to the repurchase agreements which has necessitated the Bank post additional collateral to cover the outstanding structured transaction positions.  Additionally, given the collateral requirements of these transactions, the current interest rate environment and the illiquidity in the marketplace, the liquidity of the available for sale securities portfolio is currently limited.  Management intends to hold these positions for the foreseeable future and will continue to evaluate its options as the economic environment improves and liquidity returns to the marketplace.

Loans. Following is a comparative composition of net loans as of March 31, 2009 and December 31, 2008:

	March 31, 2009	% of total loans	December 31, 2008	% of total loans
Real estate loans:	(Dollars In Thousands)
One-to-four family	$352,951	49.2%	$370,783	49.9%
Commercial	82,600	11.5%	84,134	11.3%
Other ( land & multifamily)	43,281	6.0%	43,901	5.9%
Total real estate loans	478,832	66.7%	498,818	67.1%

Real estate construction loans:
One-to-four family	8,484	1.2%	8,974	1.2%
Commercial	10,831	1.5%	10,883	1.5%
Acquisition & development	5,018	0.7%	5,008	0.6%
Total real estate construction loans	24,333	3.4%	24,865	3.3%

Other loans:
Home equity	106,411	14.8%	107,525	14.5%
Consumer	83,404	11.6%	87,162	11.7%
Commercial	24,375	3.5%	25,273	3.4%
Total other loans	214,190	29.9%	219,960	29.6%

Total loans	717,355	100%	743,643	100%

Allowance for loan losses	(14,424)		(10,598)
Net deferred loan costs	8,614		8,662
Premiums on purchased loans	142		172

Loans, net	$711,687		$741,879

The composition of our net loan portfolio is heavily weighted in loans secured by first mortgages, home equity loans, or second mortgages, all secured by one- to four-family residences, with approximately 64% of our loans invested in those types of loans at both March 31, 2009, and December 31, 2008. As of March 31, 2009 our one- to four-family residential mortgages, as a percentage of total loans, decreased approximately 1% compared to the year-end 2008 balance, with new loan production more than offset by payments on existing loans as well as the sale of $13.0 million of conforming mortgage loans to FHLMC at approximately par, which resulted in a gain of $75,000 during the first quarter of 2009.  Loan growth in one- to four-family residential mortgage loans has been negatively impacted by the decline in real estate values, slowing in residential real estate sales activity and the overall economic environment in the Bank’s markets.  Recent reports by state and national real estate organizations have reported substantial declines in residential real estate values and sales activity in the Northeast Florida markets, as well as in Florida in general.  As a result of these factors, management believes growth in one- to four-family residential mortgages will be limited in the near term.

Total loan production increased $1.8 million to $29.2 million for the three months ended March 31, 2009 from $27.4 for the three months ended March 31, 2008.

Allowance for loan losses. Our allowance for loan losses was 1.99% and 1.43% of total loans outstanding at March 31, 2009 and December 31, 2008, respectively. Allowance for loan losses activity for the three months ended March 31, 2009 and December 31, 2008 was as follows:

	At March 31,	At December 31,
	2009	2008
	(Dollars in Thousands)

Beginning balance	$10,598	$8,603
Loans charged-off	(2,331)	(2,938)
Recoveries	345	224
Net charge-offs	(1,986)	(2,714)

Provision for loan losses	5,812	4,709

Ending balance	$14,424	$10,598

The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allocations on individual loans for which management has significant concerns regarding the borrowers’ ability to repay the loans in accordance with the terms of the loans.  The increase in the provision for loan losses in the first three months of 2009 was primarily due to ongoing deterioration of certain commercial loan participations in the Company's general market area as well as continued weakness in the residential real estate segment of the Company's loan portfolio.  In light of the overall decline in both credit quality and real estate values, the Company also applied greater loss factors to the outstanding loan portfolio.  Non-performing loans totaled $35.2 million and $25.5 million at March 31, 2009, and December 31, 2008, respectively.  Total impaired loans increased to $26.5 million at March 31, 2009 from $17.5 million at December 31, 2008. The total allowance allocated for impaired loans increased to $5.8 million at March 31, 2009 from $3.5 million at December 31, 2008.   The increase in non-performing loans was primarily the result of general deterioration in first and second residential mortgages as economic conditions continue to decline. The increase in impaired loans was primarily related to certain commercial loan participations in our general market area.  The Company ceased involvement in new loan participations following a commitment made on December 31, 2006, and funded in May 2007.   As of March 31, 2009, and December 31, 2008, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of March 31, 2009, and December 31, 2008.  Non-performing loans, excluding small balance homogeneous loans, decreased slightly to $8.2 million at March 31, 2009, from $8.3 million at December 31, 2008 due to the charge-off of a previously impaired commercial loan during the first quarter of 2009.   Troubled debt restructured loans increased to $12.9 million as of March 31, 2009, from $7.0 at December 31, 2008.

Deposits. Total deposit account balances were $633.9 million at March 31, 2009, an increase of $9.3 million from $624.6 million at December 31, 2008.   Non-interest bearing demand accounts increased $4.8 million.  Interest bearing demand accounts increased $4.5 million, while time deposit accounts decreased $11.4 million, offset by a $11.9 million increase in savings and money market accounts due to disintermediation between these products. Management believes future deposit growth will be limited due to intense competition within our market areas.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 68 months and a weighted- average rate of 3.89% at March 31, 2009.   The $7.2 million decrease in FHLB borrowings at March 31, 2009 as compared to December 31, 2008 was due to additional borrowings of $20.0 million used to replace advances that matured, offset by repayments of $27.2 million.   The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds. However, with the FDIC’s current proposal to raise deposit insurance premiums to recapitalize the Deposit Insurance Fund, which takes into consideration an institution’s FHLB borrowings, our FDIC assessment  could increase if we continue to borrow heavily from the FHLB.  See Note 10 of the Condensed Notes to the Consolidated Financial Statements to this Form 10-Q.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $107.7 million at March 31, 2009.  The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future.  Upon conversion, each agreement may be terminated in whole by the lender each following quarter.  At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of December 31, 2008.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	4.27%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	4.27%

Certain of the Company’s securities sold under agreements to repurchase contain provisions that require the Company to maintain capital levels meeting regulatory guidelines for “well-capitalized” institutions. If the Company’s capital levels were to fall below “well-capitalized”, it would be in violation of these provisions, and the counterparties to the securities sold under agreements to repurchase could request immediate payment on securities sold under agreements to repurchase in net liability positions. The aggregate fair value of all securities sold under agreements to repurchase with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $88.9 million for which the Company has posted collateral of $89.1 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, the Company would be required to make immediate payment of $88.9 million to its counterparties.  The carrying value of these agreements was $77.8 million on March 31, 2009.  Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative sources of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Stockholders’ equity.  Stockholders’ equity decreased to approximately $80.9 million at March 31, 2009 from $84.0 million at December 31, 2008 primarily due to the net loss of $3.1 million and the decline in other comprehensive income (loss).  In March 2009, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.01 per share. The dividend was payable on April 27, 2009, for stockholders of record on April 10, 2009. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 64.9% of the Company’s total outstanding stock, informed the Company it waived receipt of this dividend as it had throughout 2008 on its owned shares.  Total dividends for the three months ended March 31, 2009 charged to stockholders’ equity was approximately $45,000 and approximately $87,000 of dividend payments were waived by the MHC. Management expects the MHC to waive receipt of payment on future dividends for its owned shares.

On August 1, 2008, the Company announced it had expanded and extended its current stock repurchase program, authorizing the repurchase of up to 220,000 additional shares or approximately 5% of its currently outstanding publicly held (not including shares held by the MHC) shares of common stock, increasing to 277,000 the total shares subject to repurchase, and extending the program to July 31, 2009, unless completed sooner or otherwise extended.  As part of a capital preservation plan, the Company suspended its repurchase activity in March 2009. As of March 31, 2009, approximately 172,000 shares of common stock remained to be repurchased under this plan.

The Company’s equity to assets ratio decreased to 8.13% at March 31, 2009, from 8.43% at December 31, 2008. The decrease was primarily due to the net loss of $3.1 million for the quarter ended March 31, 2009 and the change in other comprehensive income (loss). Despite this decrease, the Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas.  Total risk-based capital to risk-weighted assets was 11.3%, Tier 1 capital to risk-weighted assets was 10.1%, and Tier 1 capital to adjusted total assets was 6.6% at March 31, 2009. These ratios as of December 31, 2008 were 10.9%, 10.0% and 7.0%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008.

General. Net loss for the three months ended March 31, 2009, was $3.1 million, which was a decrease of $3.1 million from net income of $24,000 for the same period in 2008.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended March 31, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2009			2008
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$742,157	$10,823	5.83%	$702,473	$11,634	6.62%
Securites(2)	161,518	1,983	4.91%	146,464	1,958	5.35%
Other interest-earning assets(3)	45,139	20	0.18%	45,826	436	3.81%
Total interest-earning assets	948,814	12,826	5.41%	894,763	14,028	6.28%
Non-interest earning assets	59,132			55,755
Total assets	$1,007,946			$950,518

INTEREST-BEARING LIABILITIES
Savings deposits	$33,709	$32	0.38%	$35,579	$33	0.37%
Interest bearing demand accounts	70,840	363	2.05%	48,231	257	2.13%
Money market accounts	136,404	727	2.13%	144,239	1,200	3.33%
Time deposits	350,610	3,435	3.92%	332,595	4,062	4.89%
Federal Home Loan Bank advances	192,944	1,712	3.55%	172,979	1,795	4.15%
Securities sold under agreements to repurchase	92,800	983	4.24%	81,362	862	4.24%
Total interest-bearing liabilities	877,307	7,252	3.31%	814,985	8,209	4.02%
Non-interest bearing liabilities	48,090			45,200
Total liabilities	925,397			860,185
Stockholders' equity	82,549			90,333
Total liabilities and stockholders' equity	$1,007,946			$950,518

Net interest income		$5,574			$5,819
Net interest spread			2.10%			2.25%
Net earning assets	$71,507			$79,778
Net interest margin(4)			2.35%			2.60%
Average interest-earning assets to average interest-bearing liabilities		108.15%			109.79%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended March 31, 2009 as compared to the same period in 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$632	$(1,443)	$(811)
Securities	192	(167)	25
Other interest-earning assets	(6)	(410)	(416)
Total interest-earning assets	818	(2,020)	(1,202)

INTEREST-BEARING LIABILITIES
Savings deposits	(1)	-	(1)
Interest bearing demand accounts	116	(10)	106
Money market accounts	(62)	(411)	(473)
Time deposits	211	(838)	(627)
Federal Home Loan Bank advances	194	(277)	(83)
Securities sold under agreements to repurchase	121	-	121
Total interest-bearing liabilities	579	(1,536)	(957)

Net interest income	$239	$(484)	$(245)

Interest income. Interest income declined $1.2 million to $14.0 million for the three months ended March 31, 2009 from $12.8 million for the three months ended March 31, 2008.  As shown in the table above the decrease in interest income for the three months ended March 31, 2009, as compared to the same period in 2008, was attributed to an increase in non-performing loans, as well as a decline in average interest rates on interest-earning assets, which was partially offset by growth in the average outstanding balance of interest-earning assets.  The prime rate has decreased 200 basis points from 5.25% to 3.25% since March 31, 2008.

Interest income from loans decreased, as the increase in average balances was more than offset by the decrease in average interest rates.  The slight growth in interest income from investment securities for the quarter ended March 31, 2009, as compared to the same quarter in 2008 was due to the higher average balance of $161.5 million for the three months ended March 31, 2009 as compared to $146.5 million for the same three month period in the prior year.   The decline in interest income from other interest-earning assets was due to a decline in average interest rates, the suspension of quarterly dividend payments by the Federal Home Loan Bank of Atlanta and slightly lower average balances of $45.1 million for the three months ended March 31, 2009 as compared to $45.8 million for the same three month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates and the availability of the type of interest-earning assets desired by the Company.

Interest expense. Interest expense declined by $900,000 to $7.3 million for the three months ended March 31, 2009 from $8.2 million for the three months ended March 31, 2008.  The decrease in interest expense for the three months ended March 31, 2009, as compared to the same period in 2008, was due to lower average rates on interest-bearing liabilities, offset by growth in average outstanding balances of both Federal Home Loan Bank advances and securities sold under agreements to repurchase.  Interest expense on FHLB borrowings declined for the first quarter of 2009 as compared to the same quarter of 2008, as a result of restructuring a number of advances at slightly lower rates during 2008.

Net interest income.  Net interest income decreased $245,000, to $5.6 million for the three months ended March 31, 2009, from $5.8 million for the three months ended March 31, 2008, as the decrease in interest income outpaced the decrease in interest expense. Our net interest rate spread, which is the difference between the interest yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 14 basis points to 2.10% for the first quarter of 2009 as compared to 2.24% for the same quarter in 2008.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 25 basis points to 2.35%.

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

Based on management’s evaluation of these factors, provisions of $5.8 million and $1.6 million were made during the three months ended March 31, 2009 and 2008, respectively.  The year-over-year increase was primarily due to declines in both credit quality and real estate values and an increase in net charge-offs.  Net charge-offs for the quarter ended March 31, 2009, were $2.0 million, which included a net-charge-off of $1.4 million of non-performing residential mortgage loans.  By comparison, the Company had net charge-offs for the same three months in 2008 of $148,000.  From time to time, the Company may continue to sell non-performing assets when it believes the resolution will likely be long-term.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas.  Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of March 31, 2009, was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

Non-interest income. The components of non-interest income for the three months ended March 31, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$992	$1,176	$(184)	-15.6%
Gain on sale of real estate mortgages held for sale	185	-	185	-
Loss on sale of foreclosed assets	(705)	(19)	(686)	3610.5%
Gain (loss) on available for sale securities	(78)	65	(143)	-220.0%
Gain on redemption of Visa class B common stock	-	79	(79)	-100.0%
Commission income	65	82	(17)	-20.7%
Interchange fees	215	220	(5)	-2.3%
Bank owned life insurance earnings	175	209	(34)	-16.3%
Other	(14)	21	(35)	-166.7%
	$835	$1,833	$(998)	-54.4%

Non-interest income for the three months ended March 31, 2009 decreased $998,000 to $835,000 as compared to $1.8 million for the same three months in 2008.  The primary components of the decrease in other income included a loss on sale of foreclosed assets and an other than temporary impairment expense of $175,000 on a private label mortgage-backed security.

Non-interest expense. The components of non-interest expense for the three months ended March 31, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,575	$3,280	$(705)	-21.5%
Occupancy and equipment	621	642	(21)	-3.3%
Data processing	260	278	(18)	-6.5%
Advertising	95	154	(59)	-38.3%
Outside professional services	425	551	(126)	-22.9%
Interchange charges	70	80	(10)	-12.5%
Collection expense and repossessed
asset losses	204	142	62	43.7%
Telephone	141	162	(21)	-13.0%
Other	924	865	59	6.8%
	$5,315	$6,154	$(839)	-13.6%

Non-interest expense decreased by $839,000 to $5.3 million for the three months ended March 31, 2009 from $6.2 million for the three months ended March 31, 2008 primarily due to lower compensation and benefits expense (including lower bonus expense, lower ESOP expense and lower payroll taxes), due to our previously announced cost reduction initiatives, as well as lower outside professional services and lower advertising expenses; partially offset by higher collection expense during the quarter.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.  Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund.  Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment.  Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution's risk classification and other factors.

In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point special assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009.  FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire.  Additional special assessments are possible in the future.

These changes would result in increased deposit insurance expense for the Bank in 2009.  These increases will be reflected in other non-interest expenses in the Bank's income statement in the period of enactment.

Income tax (benefit) expense. Income tax benefit increased $1.6 million to a tax benefit of $1.7 million for the three months ended March 31, 2009, from a benefit of $84,000 for the same period in 2008 due to our net loss for the quarter.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.  Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon.   The EVE, considering the assumed changes in interest rates as of March 31, 2009, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at March 31, 2009
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	1.88	2.21	2.44	2.93	2.99	3.14
Duration of liabilities(1)	2.11	2.22	3.11	3.06	2.98	2.83
Differential in duration	-0.23	0.01	-0.67	-0.13	0.01	0.31

Amount of change in Economic Value of Equity(2)	$(6,861,506)	$(180,467)	$(6,696,658)	$1,298,103	$(242,369)	$(9,284,107)
Percentage change in Economic Value of Equity(2)	-7.20%	-0.19%	-7.03%	1.36%	-0.25%	-9.74%

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

March 31, 2009

Part II - Other Information

Item 1.	Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business.  In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s common stock repurchase plans. Purchases made during the quarter ended March 31, 2009 relate to the stock repurchase plan that was originally approved by the Company’s Board of Directors on September 1, 2006.  Stock repurchased under this plan will be held as Treasury shares.   The Company suspended its repurchase program in March 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 through January 31, 2009	4,600	$4.11	4,600	175,134

February 1, 2009 through February 28, 2009	2,800	3.52	2,800	172,334

March 1, 2009 through March 31, 2009	-	-	-	172,334

Total	7,400	$3.89	7,400	172,334

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits
a.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

March 31, 2009

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: May 14, 2009	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: May 14, 2009	/s/ Dawna R. Miller
Dawna R. Miller, Senior Vice–President and
Chief Financial Officer