Form 10-Q
period 2009-06-30
ATLANTIC COAST FEDERAL CORP
filed 2009-08-14
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐ NO   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2009
Common Stock, $0.01 Par Value	13,444,436 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

		Page Number

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	44
Item 6.	Exhibits	44

Form 10-Q	Signature Page	45

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2009 (unaudited) and December 31, 2008
(Dollars in Thousands, Except Share Information)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from financial institutions	$16,916	$10,025
Short-term interest earning deposits	29,371	24,033
Total cash and cash equivalents	46,287	34,058
Securities available for sale	177,806	147,474
Real estate mortgages held for sale	5,345	736
Loans, net of allowance of $11,873 at June 30, 2009
and $10,598 at December 31, 2008	680,959	741,879
Federal Home Loan Bank stock	9,961	9,996
Accrued interest receivable	3,493	3,934
Land, premises and equipment	16,385	16,562
Bank owned life insurance	22,527	22,173
Other real estate owned	4,168	3,332
Goodwill	2,811	2,811
Other assets (includes deferred tax asset of $11,625 at June 30, 2009
and $7,727 at December 31, 2008)	16,830	13,134

Total assets	$986,572	$996,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$37,186	$33,192
Interest-bearing demand	77,497	67,714
Savings and money market	177,504	164,388
Time	337,300	359,312
Total deposits	629,487	624,606
Federal Home Loan Bank advances	177,647	184,850
Securities sold under agreements to repurchase	92,800	92,800
Accrued expenses and other liabilities	9,178	9,873
Total liabilities	909,112	912,129

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized,
shares issued of 14,813,469 at June 30, 2009 and December 31, 2008	148	148
Additional paid in capital	60,830	60,061
Unearned employee stock ownership plan (ESOP) shares of 209,484 at
June 30, 2009 and 232,760 at December 31, 2008	(2,095)	(2,328)
Retained earnings	38,417	46,201
Accumulated other comprehensive income (loss)	6	(308)
Treasury stock, at cost, 1,369,033 shares at June 30, 2009 and
1,361,633 at December 31, 2008	(19,846)	(19,814)
Total stockholders' equity	77,460	83,960

Total liabilities and stockholders' equity	$986,572	$996,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$10,266	$11,497	$21,088	$23,131
Securities and interest-earning deposits
in other financial institutions	1,861	2,279	3,864	4,673
Total interest and dividend income	12,127	13,776	24,952	27,804
Interest expense
Deposits	4,190	4,910	8,746	10,462
Federal Home Loan Bank advances	1,709	1,818	3,421	3,613
Securities sold under agreements to repurchase	1,017	937	2,000	1,799
Total interest expense	6,916	7,665	14,167	15,874
Net interest income	5,211	6,111	10,785	11,930
Provision for loan losses	6,195	3,930	12,007	5,491
Net interest income (loss) after provision for loan losses	(984)	2,181	(1,222)	6,439
Noninterest income
Service charges and fees	1,028	1,175	2,020	2,350
Gain on sale of real estate mortgages held for sale	189	36	374	36
Gain on sale of securities available for sale	118	18	215	83
Other than temporary impairment losses
(includes losses of $1,146 and $1,320, net of
$506 and $806 recognized in other comprehensive
income, pre-tax, for the three and six months ended
June 30, 2009, respectively)	(1,146)	-	(1,320)	-
Loss on sale of foreclosed assets	(286)	(157)	(990)	(176)
Gain on redemption of Visa class B common stock	-	-	-	79
Interchange fees	235	230	450	451
Bank owned life insurance earnings	179	278	354	487
Life insurance proceeds in excess of CSV	-	2,634	-	2,634
Other	147	141	196	244
	464	4,355	1,299	6,188
Noninterest expense
Compensation and benefits	2,967	3,121	5,542	6,401
Final plan benefits for deceased executive officer	-	1,032	-	1,032
Occupancy and equipment	667	689	1,288	1,332
Data processing	249	205	509	483
Outside professional services	736	504	1,161	1,055
Collection expense and repossessed asset losses	272	91	476	233
Other	1,756	1,286	2,985	2,546
	6,647	6,928	11,961	13,082
Loss before income tax benefit	(7,167)	(392)	(11,884)	(455)
Income tax benefit	(2,533)	(1,102)	(4,190)	(1,189)
Net income (loss)	$(4,634)	$710	$(7,694)	$734
Earnings (loss) per common share:
Basic	$(0.36)	$0.05	$(0.59)	$0.06
Diluted	$(0.36)	$0.05	$(0.59)	$0.06
Dividends declared per common share	$0.01	$0.12	$0.02	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the six months ended June 30, 2009

Balance at January 1, 2009	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

ESOP shares earned, 23,276 shares	-	(110)	233	-	-	-	123

Management restricted stock expense	-	319	-	-	-	-	319

Stock options expense	-	157	-	-	-	-	157

Dividends declared ( $0.02 per share)	-	-	-	(90)	-	-	(90)

Director's deferred compensation	-	3	-	-	-	(3)	-

Capital contribution by parent	-	400	-	-	-	-	400

Treasury stock purchased at cost, 7,400 shares	-	-	-	-	-	(29)	(29)

Comprehensive income:
Net income (loss)	-	-	-	(7,694)	-	-	(7,694)
Other comprehensive income
Net change in unrealized losses on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	(70)	-	(70)
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary
impairment has been recognized in earnings,
net of reclassification and taxes	-	-	-	-	384	-	384
Total comprehensive income (loss)	-	-	-	(7,694)	314	-	(7,380)

Balance at June 30, 2009	$148	$60,830	$(2,095)	$38,417	$6	$(19,846)	$77,460

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

For the six months ended June 30, 2008

Balance at January 1, 2008	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

ESOP shares earned, 23,276 shares	-	(13)	233	-	-	-	220

Management restricted stock expense	-	449	-	-	-	-	449

Stock options expense	-	240	-	-	-	-	240

Dividend declared ($0.27 per share)	-	-	-	(1,238)	-	-	(1,238)

Director's deferred compensation	-	12	-	-	-	(12)	-

Shares relinquished	-	7	-	-	-	(32)	(25)

Treasury stock purchased at cost, 120,146 shares	-	-	-	-	-	(1,133)	(1,133)

Comprehensive income:
Net income	-	-	-	734	-	-	734
Other comprehensive income	-	-	-	-	(2,183)	-	(2,183)
Total comprehensive income	-	-	-	734	(2,183)	-	(1,449)

Balance at June 30, 2008	$148	$59,777	$(2,560)	$50,678	$(2,079)	$(19,094)	$86,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	(7,694)	734
Adjustments to reconcile net income to
to net cash from operating activities:
Provision for loan losses	12,007	5,491
Gain on sale of real estate mortgages held for sale	(374)	(36)
Loans originated for sale	(46,532)	(4,104)
Proceeds from loan sales	42,321	4,658
Loss on sale of other real estate owned	990	176
(Gain) loss on securities available for sale	(215)	(83)
Other than temporary impairment loss on AFS securities	1,320	-
Loss on disposal of equipment	11	-
ESOP compensation expense	123	220
Share-based compensation expense	476	689
Net depreciation and amortization	1,053	1,023
Net change in accrued interest receivable	441	(122)
(Increase) decrease in cash surrender value of bank owned life insurance	(354)	487
Net change in other assets	(3,924)	(7,145)
Net change in accrued expenses
and other liabilities	(695)	971
Net cash from operating activites	(1,046)	2,959

Cash flows from investing activities
Proceeds from maturities and payments
of securites available for sale	28,093	18,836
Proceeds from the sales of securities
available for sale	36,064	32,190
Purchase of securities available for sale	(95,332)	(63,816)
Proceeds from sale of portfolio loans	13,013	-
Net change in loans	32,732	(29,188)
Expenditures on premises and equipment	(357)	(1,123)
Proceeds from the sale of other real estate owned	1,073	243
Purchase of residential mortgage brokerage operations	-	(150)
Purchase of FHLB stock	(1,028)	(1,052)
Redemption of FHLB stock	1,063	-
Net cash from investing activities	15,321	(44,060)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from financing activities
Net increase in deposits	$4,881	$1,014
Proceeds from FHLB advances	20,000	43,000
Proceeds from sale of securities
under agreements to repurchase	-	14,300
Repayment of FHLB advances	(27,203)	(23,447)
Capital contribution from parent	400	-
Share based compensation items	(5)	(25)
Treasury stock repurchased	(29)	(1,133)
Dividends paid	(90)	(1,238)
Net cash from financing activities	(2,046)	32,471

Net change in cash and cash equivalents	12,229	(8,630)

Cash and equivalents beginning of period	34,058	29,310

Cash and equivalents at end of period	$46,287	$20,680

Supplemental information:
Interest paid	$14,090	$16,027
Income tax paid	9	1,586

Supplemental noncash disclosures:
Loans transferred to other real estate	$2,919	$919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The 2008 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the June 30, 2009 Form 10-Q have been reclassified to conform to the current presentation.

These financial statements consider events that occurred through August 13, 2009.

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

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:  In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement for the interim reporting period ending March 31, 2009, see Note 4 to the consolidated financial statements for the impact on the Company.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The impact of adoption on January 1, 2009 was not material to the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date.  SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated.  The new standard becomes effective for interim and annual periods ending after June 15, 2009.  The impact of adoption was not material to the Company’s results of operations or financial position.

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

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amotized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2009			(Dollars in Thousands)
U.S. Government-sponsored enterprises	$994	$-	$(7)	$987
State and municipal	2,668	4	(177)	2,495
Mortgage-backed securities residential	46,350	1,000	(89)	47,261
Collateralized mortgage obligations U.S. Govt.	104,967	848	(298)	105,517
Collateralized mortgage obligations - other	22,817	187	(1,458)	21,546

	$177,796	$2,039	$(2,029)	$177,806

December 31, 2008		(Dollars in Thousands)
U.S. Government-sponsored enterprises	$13,864	$371	$(35)	$14,200
State and municipal	2,664	7	(158)	2,513
Mortgage-backed	131,479	1,063	(1,781)	130,761

	$148,007	$1,441	$(1,974)	$147,474

The amortized cost and fair value of debt securities segregated by contractual maturity as of June 30, 2009, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2009
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	434	427
Due after ten years	3,228	3,055
Mortgage-backed securities - residential	46,350	47,261
Collateralized mortgage obligations - U.S. Government	104,967	105,517
Collateralized mortgage obligations - other	22,817	21,546

Total	$177,796	$177,806

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time in a continuous unrealized loss position:

			(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
Government-sponsored
enterprises	$987	$(7)	$-	$-	$987	$(7)
State and municipal	1,017	(31)	801	(146)	1,818	(177)
Mortgage-backed securities - residential	5,997	(73)	895	(16)	6,892	(89)
Collateralized mortgage obligations - U.S. Govt.	31,460	(298)	-	-	31,460	(298)
Collateralized mortgage obligations - other	9,286	(364)	9,176	(1,094)	18,462	(1,458)

Total	$48,747	$(773)	$10,872	$(1,256)	$59,619	$(2,029)

December 31, 2008
Government-sponsored
enterprises	$940	$(35)	$-	$-	$940	$(35)
State and municipal	1,015	(33)	823	(125)	1,838	(158)
Mortgage-backed securities	30,149	(724)	14,796	(1,057)	44,945	(1,781)

Total	$32,104	$(792)	$15,619	$(1,182)	$47,723	$(1,974)

Proceeds from sales and calls of securities available for sale were $64.2 million and $51.0 million for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $265,000 and $223,000 and gross losses of $50,000 and $140,000 were realized on these sales during the six months ended June 30, 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $35.5 million and $32.3 million for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $157,000 and $154,000 and gross losses of $39,000 and $136,000 were realized on these sales during the three months ended June 30, 2009 and 2008, respectively.

Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20,  Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between the it’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to  earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of 131 securities, 56 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

Mortgage-backed Securities

At June 30, 2009, approximately $153.8 million, or 88% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

The Company’s mortgage-backed securities portfolio also includes non-agency collateralized mortgage obligations with a fair value of $21.5 million at June 30, 2009. These non-agency mortgage-backed securities were rated AAA at purchase and therefore are not within the scope of EITF 99-20 and were evaluated under SFAS No 115 model. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal write-down of the notes.  As part of the evaluation, the Company monitors deal specific data including loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  The Company constructed a model to project future performance using collateral specific assumptions, such as expected future default rates and prepayments.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The table below presents a roll-forward of the credit losses recognized in earnings for the three month period ended June 30, 2009:

(Dollars in Thousands)
Beginning balance, April 1, 2009	$174
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	70
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	1,076

Ending balance, June 30, 2009	$1,320

NOTE 5 - LOANS, NET

Loans. Following is a comparative composition of net loans as of June 30, 2009 and December 31, 2008:

	June 30, 2009	% of total loans	December 31, 2008	% of total loans
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$337,479	49.3%	$370,783	49.9%
Commercial	80,775	11.8%	84,134	11.3%
Other ( land & multifamily)	40,307	5.9%	43,901	5.9%
Total real estate loans	458,561	67.0%	498,818	67.1%

Real estate construction loans:
One-to-four family	5,757	0.8%	8,974	1.2%
Commercial	9,103	1.3%	10,883	1.5%
Acquisition & development	4,195	0.6%	5,008	0.6%
Total real estate construction loans	19,055	2.7%	24,865	3.3%

Other loans:
Home equity	103,783	15.2%	107,525	14.5%
Consumer	80,798	11.8%	87,162	11.7%
Commercial	22,285	3.3%	25,273	3.4%
Total other loans	206,866	30.3%	219,960	29.6%

Total loans	684,482	100%	743,643	100%

Allowance for loan losses	(11,873)		(10,598)
Net deferred loan costs	8,234		8,662
Premiums on purchased loans	116		172

Loans, net	$680,959		$741,879

NOTE 5 - LOANS, NET (continued)

Allowance for loan losses activity for the six months ended June 30, 2009 and 2008 was as follows:

	2009	2008
	(Dollars in Thousands)

Beginning balance, January 1	$10,598	$6,482
Loans charged-off	(11,204)	(4,572)
Recoveries	472	778
Net charge-offs	(10,732)	(3,794)

Provision for loan losses	12,007	5,491

Ending balance, June 30	$11,873	$8,179

Impaired loans as of June 30, 2009 and December 31, 2008 were as follows:

	(Dollars in Thousands)
	June 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$7,973	$-
Loans with an allocated allowance for loan losses	32,838	17,472
Total	$40,811	$17,472

Amount of the allowance for loan losses allocated to impaired loans	$5,440	$3,525

Non-performing loans, including non-accrual loans, at June 30, 2009 and December 31, 2008 were $42.0 million and $25.5 million, respectively. Troubled debt restructurings at June 30, 2009 and December 31, 2008 were $13.4 and $7.0 million, and are included in impaired loans.  There were no loans over 90 days past-due and still accruing interest as of June 30, 2009 and December 31, 2008.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

NOTE 6.  INTEREST RATE SWAPS

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

The Company’s interest rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” accordingly changes in fair value are reported in current period earnings.

NOTE 6.  INTEREST RATE SWAPS (continued)

At June 30, 2009, summary information about these interest-rate swaps is as follows:

2009
(Dollars in Thousands)
Notional amounts	$50,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.61%
Weighted average maturity	1.75

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	June 30, 2009		December 31, 2008
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments
under SFAS 133:
Interest rate contracts	Accrued expenses and other liabilities	$551	Accrued expenses and other liabilities	$618

Total interest rate swaps not designated as hedging instruments under SFAS 133:
Total interest rate swaps		$551		$618

The effect of interest rate swaps for the six months ended June 30, 2009 and 2008 are as follows:
		Six Months Ended
		June 30, 2009	June 30, 2008
	Location of Gain or (Loss)	(Dollars in thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments
under SFAS 133:
Interest rate contracts	Other	$(56)	$-

Total		$(56)	$-

NOTE 7.  DIVIDENDS

During the second quarter of 2009, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.01 per share. The dividend was payable on July 27, 2009 for stockholders of record on July 10, 2009.  Atlantic Coast Federal, MHC (“MHC”) which holds 8,728,500 shares, or approximately 64.9% of the Company’s total outstanding common stock at June 30, 2009 informed the Company it waived receipt of the first quarter dividend on its owned shares, as was done throughout 2008.

Total dividends charged to retained earnings for the six months ended June 30, 2009 were approximately $90,000.

NOTE 8.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the three and six months ended June 30, 2009 and 2008 is as follows:

	(Dollars in Thousands, except per share data)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$(4,634)	$710	$(7,694)	$734
Weighted average common shares outstanding	13,428,263	13,588,410	13,431,670	13,623,448
Less: Average unallocated ESOP shares	(232,760)	(279,312)	(232,760)	(279,312)
Average unvested restricted stock awards	(109,183)	(166,484)	(109,995)	(172,099)

Average Shares	13,086,320	13,142,614	13,088,915	13,172,037

Basic earnings (loss) per common share	$(0.36)	$0.05	$(0.59)	$0.06

Diluted
Net Income (loss)	$(4,634)	$710	$(7,694)	$734

Weighted average common shares outstanding	13,086,320	13,142,614	13,088,915	13,172,037
Add:Dilutive effects of assumed exercise of stock options	-	-	-	-
Dilutive effects of full vesting of stock awards	-	70,835	-	68,382

Average shares and dilutive potential common shares	13,086,320	13,213,449	13,088,915	13,240,419

Diluted earnings (loss) per common share	$(0.36)	$0.05	$(0.59)	$0.06

Stock options for 559,101 and 428,591 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2009 and 2008, respectively, because they were anti-dilutive.

NOTE 9.  TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges.  Following is a summary  of other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

	(Dollars in Thousands)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(4,634)	$710	$(7,694)	$734
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses)
arising during the period	(576)	(4,190)	(1,369)	(3,277)
Other-than-temporary-impairment on
available-for-sale debt securities recorded
in other comprehensive income	506	-	806	-
Other-than-temporary-impairment on
available-for-sale debt securities associated
with credit loss realized in income	1,146	-	1,320	-
Less reclassification adjustments for (gains)
losses recognized in income	(118)	(18)	(215)	(83)
Income tax effect	(395)	1,560	(228)	1,203

Change in fair value of derivatives used
for cash flow hedges	-	(309)	-	(309)
Less reclassification adjustments for (gains)
losses recognized in income	-	-	-	-
Net unrealized gains and (losses)	-	(309)	-	(309)
Income tax effect	-	117	-	117

Total other comprehensive income (loss)	563	(2,804)	314	(2,183)

Comprehensive income (loss)	$(4,071)	$(2,094)	$(7,380)	$(1,449)

NOTE 10.  FAIR VALUE

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Investment Securities:
The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Other Real Estate Owned:
Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, less estimated selling costs, at the date of foreclosure, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a charge is recorded through expense.  Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed.

Impaired Loans:
The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3 inputs).

Interest Rate Swaps:
The fair value of interest rate swaps is based on derivative valuation models using market data inputs as of the valuation date (Level 2 inputs).

NOTE 10.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$987	-	$987	-
State and municipal	2,495	-	2,495	-
Mortgage-backed securities – residential	47,261	-	47,261	-
Collateralized mortgage obligations – U.S. Govt.	105,517	-	105,517	-
Collateralized mortgage obligations - other	21,546	-	-	21,546
Liabilities:
Interest rate swap	$(551)	$-	$(551)	$-

	Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale securities
U.S. government-sponsored entities and agencies	$14,200	-	$14,200	-
State and municipal	2,513	-	2,513	-
Mortgage-backed securities – residential	130,761	-	130,761	-
Liabilities:
Interest rate swap	$(618)	$-	$(618)	$-

Fair value adjustments for interest rate swaps resulted in a net loss of $56,000 for the six months ended June 30, 2009.

NOTE 10.  FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2009:

Investment
Securities
Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at April 1, 2009	$-
Total realized and unrealized gains (losses):	-
Included in earnings - realized	-
Included in earnings - unrealized	(1,146)
Included other comprehensive income	-
Proceeds, net	-
Transfers in and/or out of level 3	22,687
Balance of recurring Level 3 assets at June 30, 2009	$21,541

Investment
Securities
Available-for-sale
Balance of recurring Level 3 assets at January 1, 2009	$-
Total realized and unrealized gains (losses):	-
Included in earnings - realized	-
Included in earnings - unrealized	(1,320)
Included in other comprehensive income	-
Proceeds, net	-
Transfers in and/or out of level 3	22,861
Balance of recurring Level 3 assets at June 30, 2009	$21,541

Continued illiquidity in the market for certain types of mortgage-backed securities has resulted in unreliable or unavailable fair values; accordingly the Company determined that mortgage-backed securities totaling $21,541 were more appropriately evaluated as Level 3 assets as of June 30, 2009.

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral; collateral dependent loans had a carrying amount of $27.5 million, with a valuation allowance of $5.4 million at June 30, 2009.  Provision for loan losses of $1.1 million and $3.4 million was recorded during the three months and six months ended June 30, 2009, respectively.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	As of June 30,		As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS			(Dollars in Thousands)
Cash and cash equivalents	$46,287	$46,287	$34,058	$34,058
Real estate mortgages held for sale	5,345	5,345	736	736
Loans, net	680,959	680,575	741,879	733,142
Federal Home Loan Bank stock	9,961	n/a	9,996	n/a
Accrued interest receivable	3,493	3,493	3,934	3,934

FINANCIAL LIABILITIES
Deposits	629,487	634,730	624,606	627,049
Securities sold under agreements to repurchase	92,800	102,144	92,800	106,327
Federal Home Loan Bank advances	177,647	215,219	184,850	216,869
Accrued interest payable	1,519	1,519	1,441	1,441

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

Allowance for Loan Losses

An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan loss charge to earnings. Generally, loan losses are charged against the allowance  when management believes the uncollectibiity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the reserve. Due to declining real estate values in our markets and the deterioration of the US economy in general, it is increasingly likely that impairment reserves on non-performing collateral dependent loans, particularly one-to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one-to four family residential loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures or amount of provision for loan and lease losses included in our Consolidated Statements of Operations.

Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a SFAS No. 5, Accounting for Contingencies (“SFAS 5”) component by type of loan and specific allowances for identified problem loans.  The allowance incorporates the results of measuring impaired loans as provided in SFAS 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”) and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures ( “SFAS 118”).  These accounting standards prescribe the measurement methods and disclosures related to impaired loans.

The SFAS 5 component is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans.  Changes in risk evaluations of both performing and non-performing loans affect the amount of the SFAS 5 component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off  experience in particular segments of the portfolio. The impact of this component on the allowance began increasing during 2008 and has continued to increase during the first six months of 2009.  The increase in this component is the result of a deterioration of market conditions, and the increase in the historical loan experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

Management also evaluates the allowance for loan losses based on a review of individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and are excluded from specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

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

Securities Available for Sale

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20,  Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between the its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to  earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The Company does not have any equity investments in government sponsored entities FNMA or FHLMC, or any trust preferred securities.

Valuation of Goodwill

The Bank assesses the carrying value of goodwill annually. This assessment is completed more frequently if events or changes in circumstances indicate the asset might be impaired.  In reviewing the carrying value of goodwill, management assesses the recoverability of such assets by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment.  Any impairment would be recorded during the period it was identified.  The Bank’s goodwill totaled $2.8 million as of June 30, 2009; therefore, if goodwill was determined to be impaired, the financial results of the Company could be materially impacted.

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

The Bank assesses the carrying value of the deferred tax asset quarterly to determine if a valuation allowance is appropriate.  Management has concluded the probability of realization of the deferred tax asset to be more likely than not.  Management has taken into account both positive and negative evidence in reaching its conclusion, including prior operating profits and forecasted financial information.  Realization of the deferred tax asset is dependent upon the Company’s ability to generate pre-tax income in future periods.  If the Company is unable to generate pre-tax income in future periods or otherwise fails to meet forecasted operating results, a valuation allowance may be required.  Any valuation allowance would be required to be recorded during the period identified.  The Bank’s deferred tax asset totaled $11.6 million as of June 30, 2009; therefore, if the deferred tax asset required a valuation allowance, the financial results could be materially impacted.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General. Total assets at June 30, 2009 as compared to December 31, 2008 decreased $9.5 million, to $986.6 million from $996.1 million.  Gross loans declined $59.7 million, partially offset by higher investments in available for sale securities and cash and cash equivalents. An increase in deposits nearly offset reduced borrowings from FHLB of Atlanta.

	June 30,	December 31,	Increase (decrease)
	2009	2008	Dollars	Percentage
Assets	(Dollars in Thousands)
Cash and cash equivalents	$46,287	$34,058	$12,229	35.9%
Securitites available for sale	177,806	147,474	30,332	20.6%
Loans	692,832	752,477	(59,645)	-7.9%
Allowance for loan losses	(11,873)	(10,598)	(1,275)	12.0%
Loans, net	680,959	741,879	(60,920)	-8.2%
Real estate mortgages held for sale	5,345	736	4,609	626.2%
Other assets	76,175	71,942	4,233	5.9%
Total assets	$986,572	$996,089	$(9,517)	-1.0%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$37,186	$33,192	$3,994	12.0%
Interest bearing demand	77,497	67,714	9,783	14.4%
Savings and money market	177,504	164,388	13,116	8.0%
Time	337,300	359,312	(22,012)	-6.1%
Total deposits	629,487	624,606	4,881	0.8%
Federal Home Loan Bank advances	177,647	184,850	(7,203)	-3.9%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Accrued expenses and other liabilities	9,178	9,873	(695)	-7.0%
Total liabilities	909,112	912,129	(3,017)	-0.3%
Stockholders' equity	77,460	83,960	(6,500)	-7.7%
Total liabilities and stockholders' equity	$986,572	$996,089	$(9,517)	-1.0%

Following is a summarized comparative balance sheet as of June 30, 2009 and December 31, 2008:

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions.  The increase in cash and cash equivalents during the first six months of 2009 was due primarily to the decline in portfolio loans and growth in deposits.  Management expects the balances in cash and cash equivalents will fluctuate as other interest earning assets mature, as management identifies opportunities for longer-term investments that fit the Company’s growth strategy, and as daily operating liquidity increases or decreases.

Securities available for sale.  Securities available for sale is composed principally of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities.  The investment portfolio increased approximately $30.3 million to $177.8 million at June 30, 2009, net of purchases, sales and maturities.  Gain on sale of securities available for sale was approximately $215,000.  Expense for other-than-temporary impairment was approximately $1.3 million in non-interest income on three private label mortgage-backed securities for the six months ended June 30, 2009.

The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

As part of our asset and liability management strategy, we leveraged our growth in securities available for sale via structured transactions to take advantage of favorable interest rate spreads and to reduce overall exposure to interest rate risk.  As a result of the unprecedented decline in interest rates, as well as illiquidity in the mortgage-backed securities market, coupled with the overall decline in the Bank’s credit quality, the Bank has been subject to margin and fair value calls from the third party counterparties to the repurchase agreements which has necessitated the Bank post additional collateral to cover the outstanding structured transaction positions.  Additionally, given the collateral requirements of these transactions, the current interest rate environment and the illiquidity in the marketplace, the liquidity of the available for sale securities portfolio is currently limited.  Management intends to hold these positions for the foreseeable future and will continue to evaluate its options as the economic environment improves and liquidity returns to the marketplace.

Loans. Total loans declined approximately 8% to $684.5 million at June 30, 2009 as compared to $743.6 million at December 31, 2008 due to increased payoffs of one- to four-family residential loans in the second quarter of 2009, combined with the sale of approximately $13 million in one-to four family residential loans near par in the first quarter of 2009.

Total loan production decreased $30.4 million to $63.9 million for the six months ended June 30, 2009 from $94.3 million for the six months ended June 30, 2008. Production of loans held for sale in the secondary market increased $38.5 million, while portfolio loan production decreased $68.9 million to $21.8 million during the same period.  Portfolio loan production of all loan types, and in particular one- to four-family residential loans have been negatively impacted by the decline in real estate values, slowing residential real estate sales activity and the overall recessionary economy in the Bank’s markets.

Until critical economic factors stabilize, such as unemployment and residential real estate values, management believes portfolio loan balances will continue to decline. However, due to a favorable interest rate environment, production of one-to four-family loans held for sale on the secondary market is expected to continue its moderate pace.

Allowance for loan losses. Our allowance for loan losses was 1.71% and 1.43% of total loans outstanding at June 30, 2009 and December 31, 2008, respectively.

As shown in the table below, non-performing assets totaled $42.0 million and $25.5 million at June 30, 2009, and December 31, 2008, respectively.  Total impaired loans increased to $40.8 million at June 30, 2009 from $17.5 million at December 31, 2008.  As of June 30, 2009 non-performing one-to four-family residential loans of $10.2 million had been written-down to the estimated fair value of their collateral and are expected to be resolved with no additional material loss, absent further declines in the fair value of collateral. The total allowance allocated for impaired loans increased to $5.4 million at June 30, 2009 from $3.5 million at December 31, 2008. The increase in non-performing loans was primarily the result of general deterioration in first and second residential mortgages as recessionary economic conditions continued. The increase in impaired loans was primarily related to certain commercial loan participations in our general market area.  The Company ceased involvement in new loan participations following a commitment made on December 31, 2006, and funded in May 2007.  As of June 30, 2009, and December 31, 2008, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of June 30, 2009, and December 31, 2008.  Non-performing loans, excluding small balance homogeneous loans, increased to $19.5 million at June 30, 2009, from $8.3 million at December 31, 2008.   Troubled debt restructured (TDR) loans increased to $13.4 million as of June 30, 2009, from $7.0 at December 31, 2008; these loans are primarily comprised of commercial loans collateralized by real estate and were evaluated for impairment as required by SFAS 114.

Nonaccrual loans:	June	Dec
	2009	2008

Real Estate
One-to-four-family	$14,107	$10,319
Commercial	6,837	5,126
Other	7,157	2,941

Construction - One-to-four-family	-	86
Construction - Commercial	7,728	3,169
Construction - Acquisition & Development	404	1,812

Other Loans - Consumer
Home Equity	3,232	1,525
Other	2,252	387
Commercial	267	170

Total non-performing loans	41,984	25,535
Foreclosed assets	4,168	3,332

Total non-performing assets	$46,152	$28,868

Total troubled debt restructurings (TDR)	$13,400	$7,004

Total impaired loans (including TDR)	$40,811	$17,472

Non-performing loans to total loans	6.06%	3.43%
Non-performing loans to total assets	4.26%	2.56%
Non-performing assets to total assets	4.68%	2.90%

Loan charge-offs include approximately $3.2 million in 2009 and $1.2 million in 2008 of partial charge-offs of one-to four- family residential loans identified as non-performing. Due to the decline in real estate values over the last 12-18 months,  the Company believes, it  is appropriate and prudent  to reduce the carrying balance of non-performing one-to four-family residential loans by the expected loss amount rather than providing a general allowance. Charge-offs in 2009 also included $ 3.3 million of specific reserve on commercial loans transferred to other real estate or for which an extended collection period is underway or expected.  The remaining amounts charged-off in 2009 and 2008 principally represent losses on short-sales or foreclosures of one-to four- family residential loans, home equity and other consumer loans.   The increase in the provision for loan losses in the first six months of 2009 was primarily due to residential charge-offs described above as well as increased specific allowance due to the ongoing deterioration of certain commercial loan participations in the Company's general market area.

Deposits. Total deposit account balances were $629.5 million at June 30, 2009, an increase of $4.9 million from $624.6 million at December 31, 2008.   Non-interest bearing demand accounts increased $4.0 million.  Interest bearing demand accounts increased $9.8 million, while time deposit accounts decreased $22.0 million, offset by a $13.1 million increase in savings and money market accounts due partially to disintermediation between these products. Management believes future deposit growth will be limited as the Company attempts to level deposit balances with declines in loan balances.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 68 months and a weighted-average rate of 3.75% at June 30, 2009.   The $7.2 million decrease in FHLB borrowings at June 30, 2009 as compared to December 31, 2008 was due to repayments of $27.2 million partially offset by additional borrowings of $20.0 million.   The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds. However, with the FDIC’s new deposit insurance premium raising deposit insurance premiums to recapitalize the Deposit Insurance Fund, which takes into consideration an institution’s FHLB borrowings, our FDIC assessment  could increase if we continue to borrow from the FHLB.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $114.6 million at June 30, 2009.  The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future.  Upon conversion, each agreement may be terminated in whole by the lender each following quarter.  At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of June 30, 2009 and December 31, 2008.

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

Certain of the Company’s securities sold under agreements to repurchase contain provisions that require the Company to maintain capital levels meeting regulatory guidelines for “well-capitalized” institutions. If the Company’s capital levels were to fall below “well-capitalized,” the agreements provide that it would be in violation of these provisions, and the counterparties to the securities sold under agreements to repurchase could request immediate payment on securities sold under agreements to repurchase in net liability positions. The aggregate fair value of all securities sold under agreements to repurchase with credit-risk-related contingent features that are in a liability position on June 30, 2009, was $86.0 million for which the Company has posted collateral of $97.2 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, the Company would be required to make immediate payment of $86.0 million to its counterparties.  The carrying value of these agreements was $77.8 million on June 30, 2009.  Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative sources of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Stockholders’ equity.  Stockholders’ equity decreased by approximately $6.5 million to $77.5 million at June 30, 2009 from $84.0 million at December 31, 2008 primarily due to the net loss of $7.7 million, offset by the increase in other comprehensive income.  In June 2009, the Company’s board of directors declared a regular quarterly cash dividend at a rate of $0.01 per share. The dividend was payable on July 27, 2009, for stockholders of record on July 10, 2009. Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 64.9% of the Company’s total outstanding stock, informed the Company it waived receipt of this dividend as it had throughout 2008 on its owned shares.  Total dividends for the six months ended June 30, 2009 charged to stockholders’ equity was approximately $90,000 and approximately $175,000 of dividend payments were waived by the MHC. Management expects the MHC to waive receipt of payment on future dividends for its owned shares.

On August 1, 2008, the Company announced it had expanded and extended its current stock repurchase program, authorizing the repurchase of up to 220,000 additional shares or approximately 5% of its currently outstanding publicly held (not including shares held by the MHC) shares of common stock, increasing to 277,000 the total shares subject to repurchase, and extending the program to July 31, 2009, unless completed sooner or otherwise extended.  As part of a capital preservation plan, the Company suspended its repurchase activity in March 2009. As of June 30, 2009, approximately 172,000 shares of common stock remained to be repurchased under this plan.

The Company’s equity to assets ratio decreased to 7.85% at June 30, 2009, from 8.43% at December 31, 2008. The decrease was primarily due to the net loss of $7.7 million for the six months ended June 30, 2009 partially offset by the increase in other comprehensive income. Despite this decrease, the Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas.  Total risk-based capital to risk-weighted assets was 11.1%, Tier 1 capital to risk-weighted assets was 10.1%, and Tier 1 capital to adjusted total assets was 6.2% at June 30, 2009. These ratios as of December 31, 2008 were 10.9%, 10.0% and 7.0%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008.

General. Net loss for the three months ended June 30, 2009, was $4.6 million, which was a decrease of $5.3 million from net income of $710,000 for the same period in 2008 due to an increase in the provision for loan losses, a decline in net interest income and an OTTI charge.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended June 30, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2009			2008
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$716,871	$10,266	5.73%	$723,163	$11,497	6.36%
Securites(2)	166,233	1,838	4.42%	150,503	2,018	5.36%
Other interest-earning assets(3)	50,004	23	0.18%	32,692	261	3.19%
Total interest-earning assets	933,108	12,127	5.20%	906,358	13,776	6.08%
Non-interest earning assets	56,962			55,753
Total assets	$990,070			$962,111

INTEREST-BEARING LIABILITIES
Savings deposits	$35,161	$33	0.38%	$35,951	$33	0.37%
Interest bearing demand accounts	74,228	360	1.94%	56,133	295	2.10%
Money market accounts	140,485	581	1.65%	133,977	865	2.58%
Time deposits	341,339	3,216	3.77%	325,917	3,717	4.56%
Federal Home Loan Bank advances	177,631	1,709	3.85%	182,427	1,818	3.99%
Securities sold under agreements to repurchase	92,800	1,017	4.38%	91,025	937	4.12%
Total interest-bearing liabilities	861,644	6,916	3.21%	825,430	7,665	3.72%
Non-interest bearing liabilities	48,648			46,918
Total liabilities	910,292			872,348
Stockholders' equity	79,778			89,763
Total liabilities and stockholders' equity	$990,070			$962,111

Net interest income		$5,211			$6,111
Net interest spread			1.99%			2.36%
Net earning assets	$71,464			$80,928
Net interest margin(4)			2.23%			2.70%
Average interest-earning assets to average interest-bearing liabilities		108.29%			109.80%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended June 30, 2009 as compared to the same period in 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS		(Dollars in Thousands)
Loans receivable	$(99)	$(1,132)	$(1,231)
Securities	197	(377)	(180)
Other interest-earning assets	91	(329)	(238)
Total interest-earning assets	189	(1,838)	(1,649)

INTEREST-BEARING LIABILITIES
Savings deposits	-	1	1
Interest bearing demand accounts	89	(25)	64
Money market accounts	40	(324)	(284)
Time deposits	169	(671)	(502)
Federal Home Loan Bank advances	(47)	(61)	(108)
Securities sold under agreements to repurchase	18	62	80
Total interest-bearing liabilities	269	(1,018)	(749)

Net interest income	$(80)	$(820)	$(900)

Interest income. Interest income declined $1.6 million to $12.1 million for the three months ended June 30, 2009 from $13.8 million for the three months ended June 30, 2008 due principally to an increase in non-performing loans, as well as a decline in average interest rates on interest-earning assets to 5.20% from 6.08%.  The average daily prime rate decreased 175 basis points from 5.00% to 3.25% for the comparative three- month periods ended June 30, 2009 and 2008.   Approximately 15% of the Bank’s loans are indexed to the prime rate.

Interest income from loans decreased, due to the decrease in average balances on loans and the decrease in average interest rates.  Interest income from investment securities decreased, as the increase in average balances was more than offset by the decrease in average interest rates.  The decline in interest income from other interest-earning assets was due to a decline in average interest rates, the suspension of quarterly dividend payments by the Federal Home Loan Bank of Atlanta, partially offset by slightly higher average balances for the three months ended June 30, 2009 as compared to the same three month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates, the availability of the type of interest-earning assets desired by the Company, and increased non-performing loans.

Interest expense. Interest expense declined by $749,000 to $6.9 million for the three months ended June 30, 2009 from $7.7 million for the three months ended June 30, 2008.  The decrease in interest expense for the three months ended June 30, 2009, as compared to the same period in 2008, was due to lower average rates on interest-bearing liabilities, partially offset by growth in average outstanding balances of both deposits and securities sold under agreements to repurchase.  Interest expense on FHLB borrowings declined for the second quarter of 2009 as compared to the same quarter of 2008, as a result of restructuring a number of advances at slightly lower rates during the latter part of 2008.

Net interest income.  Net interest income decreased $900,000, to $5.2 million for the three months ended June 30, 2009, from $6.1 million for the three months ended June 30, 2008, as the decrease in interest income outpaced the decrease in interest expense. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 38 basis points to 1.99% for the first quarter of 2009 as compared to 2.37% for the same quarter in 2008.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 47 basis points to 2.23%.

Provision for loan losses.   Provision for loan losses of $6.2 million and $3.9 million were made during the three months ended June 30, 2009 and 2008, respectively.  The year-over-year increase was primarily due to declines in both credit quality and real estate values and an increase in net charge-offs.  Net charge-offs for the quarter ended June 30, 2009, were $8.7 million, which included a partial charge-off of $3.2 million of non-performing residential mortgage loans, $1.3 million of additional net charge-offs of residential loans foreclosed on or sold in short-sales transactions, and $3.7 million of non-performing commercial loans.  By comparison, the Company had net charge-offs for the same three months in 2008 of $2.2 million

Non-interest income. The components of non-interest income for the three months ended June 30, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,028	$1,175	$(147)	-12.5%
Gain on sale of real estate mortgages
held for sale	189	36	153	425.0%
Loss on sale of foreclosed assets	(286)	(157)	(129)	82.2%
Gain (loss) on available for sale securities	118	18	100	555.6%
Other than temporary impairment losses	(1,146)	–	(1,146)	–
Interchange fees	235	230	5	2.2%
Bank owned life insurance earnings	179	278	(99)	-35.6%
Life insurance proceeds on deceased executive officer	–	2,634	(2,634)	-100.0%
Other	147	141	6	4.3%
	$464	$4,355	$(3,891)	-89.3%

Non-interest income for the three months ended June 30, 2009 decreased $3.9 million to $464,000 as compared to $3.9 million for the same three months in 2008.  The second quarter of 2008 included life insurance proceeds on a deceased executive of $2.6 million. During the second quarter of 2009 the Company recorded an other than temporary impairment loss of $1.1 million on three private label mortgage-backed securities held as securities available for sale.

Non-interest expense. The components of non-interest expense for the three months ended June 30, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,967	$3,121	$(154)	-4.9%
Final plan benefits for deceased executive	-	1,032	(1,032)	-100.0%
Occupancy and equipment	667	689	(22)	-3.2%
Data processing	249	205	44	21.5%
Outside professional services	736	504	232	46.0%
Collection expense and repossessed
asset losses	272	91	181	198.9%
Other	1,756	1,286	470	36.5%
	$6,647	$6,928	$(281)	-4.1%

Non-interest expense decreased by $281,000 to $6.6 million for the three months ended June 30, 2009 from $6.9 million for the same three months ended June 30, 2008.  The second quarter of 2008 included the payment of final plan benefits on a deceased executive of $1.0 million.  Other components of the decrease include lower compensation and benefits expense as result of our previously announced cost reduction initiatives, partially offset by higher other expense comprised primarily of the special assessment for FDIC deposit insurance levied on all banks which amounted to $465,000 for us, higher outside professional services, higher advertising expenses and higher collection expense during the quarter.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.  Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund.    Additional special assessments are possible in the future.  These changes will result in increased deposit insurance expense for the Bank in 2009.  These increases will be reflected in other non-interest expenses in the Bank's income statement.

Income tax benefit. Income tax benefit increased $1.4 million to a tax benefit of $2.5 million for the three months ended June 30, 2009, from a benefit of $1.1 million for the same period in 2008 largely due to the net loss for the quarter.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008.

General. Net loss for the six months ended June 30, 2009, was $7.7 million, which was a decrease of $8.4 million from net income of $734,000 for the same period in 2008 due to an increase in the provision for loan losses, a decline in net interest income and an OTTI charge.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the six months ended June 30, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the six months ended June 30,
	2009			2008
	(Dollars in Thousands)

	Average		Average Yield	Average		Average
	Balance	Interest	/Cost	Balance	Interest	Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$729,514	$21,088	5.78%	$712,818	$23,131	6.49%
Securites(2)	163,875	3,821	4.66%	148,483	3,976	5.36%
Other interest-earning assets(3)	47,572	43	0.18%	39,259	697	3.55%
Total interest-earning assets	940,961	24,952	5.30%	900,560	27,804	6.17%
Non-interest earning assets	57,997			55,754
Total assets	$998,958			$956,314

INTEREST-BEARING LIABILITIES
Savings deposits	$34,435	$65	0.38%	$35,765	$66	0.37%
Interest bearing demand accounts	72,534	723	1.99%	52,182	552	2.12%
Money market accounts	138,444	1,309	1.89%	139,108	2,065	2.97%
Time deposits	345,974	6,649	3.84%	329,256	7,779	4.73%
Federal Home Loan Bank advances	185,288	3,421	3.69%	177,703	3,613	4.07%
Securities sold under agreements to repurchase	92,800	2,000	4.31%	86,194	1,799	4.17%
Total interest-bearing liabilities	869,475	14,167	3.26%	820,208	15,874	3.87%
Non-interest bearing liabilities	48,328			46,011
Total liabilities	917,803			866,219
Stockholders' equity	81,155			90,095
Total liabilities and stockholders' equity	$998,958			$956,314

Net interest income		$10,785			$11,930
Net interest spread			2.04%			2.30%
Net earning assets	$71,486			$80,352
Net interest margin(4)			2.29%			2.65%
Average interest-earning assets to average interest-bearing liabilities		108.22%			109.80%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the six months ended June 30, 2009 as compared to the same period in 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
INTEREST-EARNING ASSETS	(Dollars in Thousands)
Loans receivable	$531	$(2,574)	$(2,043)
Securities	389	(543)	(154)
Other interest-earning assets	122	(777)	(655)
Total interest-earning assets	1,042	(3,894)	(2,852)

INTEREST-BEARING LIABILITIES
Savings deposits	(2)	1	(1)
Interest bearing demand accounts	204	(33)	171
Money market accounts	(10)	(746)	(756)
Time deposits	379	(1,509)	(1,130)
Federal Home Loan Bank advances	150	(342)	(192)
Securities sold under agreements to repurchase	141	60	201
Total interest-bearing liabilities	862	(2,569)	(1,707)

Net interest income	$180	$(1,325)	$(1,145)

Interest income. Interest income declined $2.8 million to $25.0 million for the six months ended June 30, 2009 from $27.8 million for the six months ended June 30, 2008 due principally to an increase in non-performing loans, as well as a decline in average interest rates on interest-earning assets to 5.30% from 6.17%.  The average daily prime rate has decreased 239 basis points from 5.64% to 3.25% for the comparative six-month periods ended June 30, 2009 and 2008. Approximately 15% of the Bank’s loans are indexed to the prime rate.

Interest income from loans decreased, as the increase in average balances was more than offset by the decrease in average interest rates.  Interest income from investment securities decreased, as the increase in average balances was more than offset by the decrease in average interest rates.  The decline in interest income from other interest-earning assets was due to a decline in average interest rates, the suspension of quarterly dividend payments by the Federal Home Loan Bank of Atlanta, partially offset by higher average balances for the six months ended June 30, 2009 as compared to the same six month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates, the availability of the type of interest-earning assets desired by the Company, and increased non-performing loans.

Interest expense. Interest expense declined by $1.7 million to $14.2 million for the six months ended June 30, 2009 from $15.9 million for the six months ended June 30, 2008.  The decrease in interest expense for the six months ended June 30, 2009, as compared to the same period in 2008, was due to lower average rates on interest-bearing liabilities, offset by growth in average outstanding balances of both deposits and borrowings.  Interest expense on FHLB borrowings declined for the first six months of 2009 as compared to the same period of 2008, as a result of restructuring a number of advances at slightly lower rates during the latter part of 2008.

Net interest income.  Net interest income decreased $1.1 million, to $10.8 million for the six months ended June 30, 2009, from $11.9 million for the six months ended June 30, 2008, as the decrease in interest income outpaced the decrease in interest expense. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 26 basis points to 2.04% for the first six months of 2009 as compared to 2.30% for the same period in 2008.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 36 basis points to 2.29%.

Provision for loan losses.  Provision for loan losses of $12.0 million and $5.5 million were made during the six months ended June 30, 2009 and 2008, respectively.  The year-over-year increase was primarily due to declines in both credit quality and real estate values and an increase in net charge-offs.  Net charge-offs for the six months ended June 30, 2009, were $10.7 million  By comparison, the Company had net charge-offs for the same six months in 2008 of $3.8 million.

Non-interest income. The components of non-interest income for the six months ended June 30, 2009 and 2008 were as follows:
			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,020	$2,350	$(330)	-14.0%
Gain on sale of real estate mortgages held for sale	374	36	338	938.9%
Loss on sale of foreclosed assets	(990)	(176)	(814)	462.5%
Gain (loss) on available for sale securities	215	83	132	159.0%
Other than temporary impairment losses	(1,320)	-	(1,320)	-
Gain on redemption of Visa class B common stock	-	79	(79)	-100.0%
Interchange fees	450	451	(1)	-0.2%
Bank owned life insurance earnings	354	487	(133)	-27.3%
Life insurance proceeds on deceased executive officer	-	2,634	(2,634)	-100.0%
Other	196	244	(48)	-19.7%
	$1,299	$6,188	$(4,889)	-79.0%

Non-interest income for the six months ended June 30, 2009 decreased $4.9 million to $1.3 million as compared to $6.2 million for the same three months in 2008.  The six months ended June 30, 2008 included life insurance proceeds on a deceased executive of $2.6 million.  Other components of the decrease in other income included an other than temporary impairment expense of $1.3 million on three private label mortgage-backed securities held as securities available for sale and higher loss on sale of foreclosed assets.

Non-interest expense. The components of non-interest expense for the six months ended June 30, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$5,542	$6,401	$(859)	-13.4%
Final plan benefits for deceased executive	-	1,032	(1,032)	-100.0%
Occupancy and equipment	1,288	1,332	(44)	-3.3%
Data processing	509	483	26	5.4%
Outside professional services	1,161	1,055	106	10.0%
Collection expense and repossessed asset losses	476	233	243	104.3%
Other	2,985	2,546	439	17.2%
	$11,961	$13,082	$(1,121)	-8.6%

Non-interest expense decreased by $1.1 million to $12.0 million for the six months ended June 30, 2009 from $13.1 million for the six months ended June 30, 2008.  The first six months of 2008 included the payment of final plan benefits on a deceased executive of $1.0 million.  Other components of the decrease include lower compensation and benefits expense as result of our previously announced cost reduction initiatives, partially offset by higher other expense comprised primarily of the special assessment for FDIC deposit insurance levied on all banks which amounted to $465,000 for us, higher outside professional services, higher advertising expenses and higher collection expense during the period.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.  Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund.    Additional special assessments are possible in the future.

These changes will result in increased deposit insurance expense for the Bank in 2009.  These increases will be reflected in other non-interest expenses in the Bank's income statement.

Income tax benefit. Income tax benefit increased $3.0 million to a tax benefit of $4.2 million for the six months ended June 30, 2009, from a benefit of $1.2 million for the same period in 2008 largely due to the net loss for the period.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.  Given the duration of the unusual interest rate environment, the Company currently evaluates only the shift in yield curve up 300 basis points and down 100 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon.   The EVE, considering the assumed changes in interest rates as of June 30, 2009, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at June 30, 2009
	Change in Interest Rate
	Decrease	Increase	Increase	Increase
	1%	1%	2%	3%

Duration of assets(1)	2.92	3.44	3.44	3.44
Duration of liabilities(1)	3.05	2.85	2.81	2.77
Differential in duration	-0.13	0.59	0.63	0.67

Amount of change in Economic Value of Equity(2)	$(1,296,868)	$(5,809,558)	$(12,430,425)	$(19,843,613)
Percentage change in Economic Value of Equity(2)	-1.53%	-6.84%	-14.65%	-23.38%

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

 (b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

June 30, 2009

Part II - Other Information
Item 1.        Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business.  In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.     Risk Factors
In addition to the other information contained this Quarterly Report on Form 10-Q, the followingrisk factors represent material updates and additions to the risk factor previously disclosed in theCompany’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment oneach insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The specialassessment is payable on September 30, 2009.  We recorded an expense of $465,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary FederalRegulator, Require the Association to Convert to a National Bank or State Bank, and RequireAtlantic Coast Federal, MHC and the Holding Company to Become Bank Holding Companies.

The U.S. Treasury Department recently released a legislative proposal that would implementsweeping changes to the current bank regulatory structure.  The proposal would create a newfederal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.  The proposal would also eliminate federal savings associations and require all federal savings associations, such as Atlantic Coast Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association.  A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effect date of the legislation.

If Atlantic Coast Bank is required to convert to a national bank, Atlantic Coast Federal, MHC andthe Holding Company would become bank holding companies subject to supervision by theBoard of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision.  The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations.  One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries.  While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized.  Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form.  If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Atlantic Coast Federal, MHC would not be permitted to waive the receipt of dividends declared by the Holding Company. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 None.   The Company suspended its stock repurchase program in March 2009.

Item 3.    Defaults Upon Senior Securities
 None

Item 4.    Submission of Matters to a Vote of Security Holders
At the Company’s annual Stockholders’ Meeting (the “Meeting”) held on May 15, 2009, allnominees for director proposed by the Company were elected.  The votes cast for eachnominee were as follows:

	For	Withheld
Frederick D. Franklin, Jr.	12,100,799	380,307
Robert J. Smith	12,014,405	466,701
H. Dennis Woods	12,012,144	468,962

Also at the Meeting, the stockholders ratified the appointment of Crowe Horwath LLP as the independent registered public accounting firm for Atlantic Coast Federal Corporation for the fiscal year ending December 31, 2009.  The votes cast for and against and the number of abstentions was as follows:

For	Against	Abstain
12,321,797	153,981	5,328

Item 5.     Other Information
 None

Item 6.	Exhibits
a.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

June 30, 2009

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: August 13, 2009	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: August 13, 2009	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer