Form 10-Q
period 2009-09-30
ATLANTIC COAST FEDERAL CORP
filed 2009-11-16
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐     NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, $0.01 Par Value	13,438,209 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2009 (unaudited) and December 31, 2008
(Dollars in Thousands, Except Share Information)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from financial institutions	$6,717	$10,025
Short-term interest earning deposits	43,334	24,033
Total cash and cash equivalents	50,051	34,058
Securities available for sale	172,386	147,474
Real estate mortgages held for sale	7,316	736
Loans, net of allowance of $14,775 at September 30, 2009
and $10,598 at December 31, 2008	647,303	741,879
Federal Home Loan Bank stock	9,961	9,996
Accrued interest receivable	3,416	3,934
Land, premises and equipment	16,395	16,562
Bank owned life insurance	22,723	22,173
Other real estate owned	3,132	3,332
Goodwill	-	2,811
Other assets (includes net deferred tax asset of $7,142 at September 30,
2009 and $7,727 at December 31, 2008)	12,597	13,134

Total assets	$945,280	$996,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$36,244	$33,192
Interest-bearing demand	76,307	67,714
Savings and money market	179,965	164,388
Time	307,641	359,312
Total deposits	600,157	624,606
Federal Home Loan Bank advances	177,670	184,850
Securities sold under agreements to repurchase	92,800	92,800
Accrued expenses and other liabilities	8,858	9,873
Total liabilities	879,485	912,129

Commitments and contingencies	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares
issued of 14,813,469 at September 30, 2009 and December 31, 2008	148	148
Additional paid in capital	61,055	60,061
Unearned employee stock ownership plan (ESOP) shares of 197,846 at
September 30, 2009 and 232,760 at December 31, 2008	(1,978)	(2,328)
Retained earnings	26,262	46,201
Accumulated other comprehensive income (loss)	212	(308)
Treasury stock, at cost, 1,375,260 shares at September 30, 2009 and
1,361,633 at December 31, 2008	(19,904)	(19,814)
Total stockholders' equity	65,795	83,960

Total liabilities and stockholders' equity	$945,280	$996,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$10,094	$11,657	$31,183	$34,787
Securities and interest-earning deposits
in other financial institutions	2,123	2,183	5,987	6,857
Total interest and dividend income	12,217	13,840	37,170	41,644

Interest expense
Deposits	3,819	4,964	12,566	15,426
Federal Home Loan Bank advances	1,714	1,983	5,135	5,596
Securities sold under agreements to repurchase	1,085	963	3,085	2,763
Total interest expense	6,618	7,910	20,786	23,785

Net interest income	5,599	5,930	16,384	17,859

Provision for loan losses	6,650	3,749	18,657	9,240

Net interest income (loss) after provision for loan losses	(1,051)	2,181	(2,273)	8,619

Noninterest income
Service charges and fees	1,099	1,299	3,119	3,649
Gain on sale of real estate mortgages held for sale	147	46	448	82
Loss on sale of loans	(1,317)	-	(1,245)	-
Gain on sale of securities available for sale	117	177	333	260
Other than temporary impairment losses on AFS debt securities:
Total other-than-temporary impairment losses	(568)	-	(2,695)	-
Less: Portion of other-than-temporary impairment losses
recognized in OCI	316	-	1,122	-
Net impairment losses recognized in earnings
on AFS debt securities:	(252)	-	(1,573)	-
Loss on sale of foreclosed assets	(318)	(63)	(1,308)	(239)
Interchange fees	235	224	685	675
Bank owned life insurance earnings	195	252	549	739
Life insurance proceeds in excess of cash surrender value	-	-	-	2,634
Other	2,015	1,097	2,213	1,420
	1,921	3,032	3,221	9,220
Noninterest expense
Compensation and benefits	2,861	3,183	8,403	9,584
Final plan benefits for deceased executive officer	-	-	-	1,032
Occupancy and equipment	674	689	1,962	2,021
FDIC insurance premiums	422	38	1,435	369
Outside professional services	316	353	1,477	1,407
Collection expense and repossessed asset losses	355	125	831	358
Goodwill impairment	2,811	-	2,811	-
Other	1,115	1,483	3,597	4,182
	8,554	5,871	20,516	18,953

Loss before income tax expense (benefit)	(7,684)	(658)	(19,568)	(1,114)

Income tax expense (benefit)	4,472	(329)	282	(1,519)

Net income (loss)	$(12,156)	$(329)	$(19,850)	$405

Earnings (loss) per common share:
Basic	$(0.93)	$(0.03)	$(1.52)	$0.03
Diluted	$(0.93)	$(0.03)	$(1.52)	$0.03

Dividends declared per common share	$-	$0.11	$0.02	$0.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2009
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the nine months ended September 30, 2009

Balance at January 1, 2009	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

ESOP shares earned, 34,914 shares	-	(171)	350	-	-	-	179

Management restricted stock expense	-	484	-	-	-	-	484

Stock options expense	-	236	-	-	-	-	236

Dividends declared ( $0.02 per share)	-	-	-	(89)	-	-	(89)

Director's deferred compensation	-	16	-	-	-	(16)	-

Capital contribution by parent	-	400	-	-	-	-	400

RRP shares relinquished, 6,227 shares	-	29	-	-	-	(45)	(16)

Treasury stock purchased at cost, 7,400 shares	-	-	-	-	-	(29)	(29)

Comprehensive income:
Net income (loss)	-	-	-	(19,850)	-	-	(19,850)
Other comprehensive income
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	1,188	-	1,188
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	(668)	-	(668)
Total comprehensive income (loss)	-	-	-	(19,850)	520	-	(19,330)

Balance at September 30, 2009	$148	$61,055	$(1,978)	$26,262	$212	$(19,904)	$65,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2008
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	STOCK	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

For the nine months ended September 30, 2008

Balance at January 1, 2008	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

ESOP shares earned, 34,914 shares	-	(43)	349	-	-	-	306

Management restricted stock expense	-	452	-	-	-	-	452

Stock options expense	-	318	-	-	-	-	318

Dividend declared ($0.38 per share)	-	-	-	(1,732)	-	-	(1,732)

Director's deferred compensation	-	16	-	-	-	(16)	-

Shares relinquished	-	7	-	-	-	(60)	(53)

Treasury stock purchased at cost, 182,729 shares	-	-	-	-	-	(1,626)	(1,626)

Comprehensive income:
Net income	-	-	-	405	-	-	405
Other comprehensive income	-	-	-	-	(940)	-	(940)
Total comprehensive income	-	-	-	405	(940)	-	(535)

Balance at September 30, 2008	$148	$59,832	$(2,444)	$49,855	$(836)	$(19,619)	$86,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	(19,850)	405
Adjustments to reconcile net (loss) income to
to net cash from operating activities:
Provision for loan losses	18,657	9,240
Gain on sale of real estate mortgages held for sale	(448)	(82)
Loss on sale of portfolio loans	1,245	-
Loans originated for sale	(69,199)	(7,084)
Proceeds from loan sales	63,067	7,577
Loss on sale of other real estate owned	1,308	238
Gain on sale of securities available for sale	(333)	(260)
Other than temporary impairment loss on AFS securities	1,573	-
Loss on disposal of equipment	52	1,050
ESOP compensation expense	179	308
Share-based compensation expense	720	802
Net depreciation and amortization	1,691	1,522
Net change in accrued interest receivable	518	208
(Increase) decrease in cash surrender value of bank owned life insurance	(550)	262
Goodwill impairment	2,811	-
Net change in other assets	183	(5,177)
Net change in accrued expenses
and other liabilities	(1,015)	379
Net cash from operating activites	609	9,388

Cash flows from investing activities
Proceeds from maturities and payments
of securites available for sale	40,622	22,017
Proceeds from the sales of securities
available for sale	47,295	55,896
Purchase of securities available for sale	(113,674)	(87,968)
Proceeds from sale of portfolio loans	16,020	-
Net change in loans	54,982	(49,600)
Expenditures on premises and equipment	(758)	(1,223)
Proceeds from the sale of other real estate owned	2,226	679
Purchase of residential mortgage brokerage operations	-	(150)
Purchase of FHLB stock	(1,028)	(2,177)
Redemption of FHLB stock	1,063	450
Net cash from investing activities	46,748	(62,076)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	2009	2008

Cash flows from financing activities
Net (decrease) increase in deposits	$(24,449)	$22,571
Proceeds from FHLB advances	20,000	103,000
Proceeds from sale of securities
under agreements to repurchase	-	14,300
Repayment of FHLB advances	(27,180)	(68,424)
Capital contribution from parent	400	-
Share based compensation items	28	-
Treasury stock repurchased	(29)	(1,711)
RRP relinquished	(45)	-
Dividends paid	(89)	(1,732)
Net cash from financing activities	(31,364)	68,004

Net change in cash and cash equivalents	15,993	15,316

Cash and equivalents beginning of period	34,058	29,310

Cash and equivalents at end of period	$50,051	$44,626

Supplemental information:
Interest paid	$20,973	$23,935
Income tax paid	9	11

Supplemental noncash disclosures:
Loans transferred to other real estate	$3,333	$3,212
Loans transferred to held for sale	3,008	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The 2008 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the September 30, 2009 financial statements have been reclassified to conform to the current presentation.

These financial statements consider events that occurred through November 13, 2009.

NOTE 2.  USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods, as well as the disclosures provided.  Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Company adopted this guidance for the interim reporting period ending March 31, 2009. See Note 4 to the consolidated financial statements for the impact on the Company of adopting this new guidance.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

FASB ASC 805 — In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R) — Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The impact of adoption on January 1, 2009 was not material to the Company’s results of operations or financial position.

FASB ASC 815-10 — In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161 — Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations and the required disclosures have been included.

 FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 — Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820 — In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 105-10 — In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

FASB ASC 825-10-50 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard for the interim reporting period ending March 31, 2009.

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2009	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$994	$2	$-	$996
State and municipal	2,670	156	(85)	2,741
Mortgage-backed securities residential	44,988	1,120	(12)	46,096
Collateralized mortgage obligations U.S. Govt.	101,986	1,524	(215)	103,295
Collateralized mortgage obligations - other	21,407	488	(2,637)	19,258

	$172,045	$3,290	$(2,949)	$172,386

December 31, 2008	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$13,864	$371	$(35)	$14,200
State and municipal	2,664	7	(158)	2,513
Mortgage-backed securities residential	37,339	661	(52)	37,948
Collateralized mortgage obligations U.S. Govt.	75,852	402	(178)	76,076
Collateralized mortgage obligations - other	18,288	-	(1,551)	16,737

	$148,007	$1,441	$(1,974)	$147,474

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The amortized cost and fair value of debt securities segregated by contractual maturity as of September 30, 2009, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2009
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	434	466
Due after ten years	3,230	3,271
Mortgage-backed securities - residential	44,988	46,096
Collateralized mortgage obligations - U.S. Government	101,986	103,295
Collateralized mortgage obligations - other	21,407	19,258

Total	$172,045	$172,386

The following table summarizes the investment securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time in a continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
Government-sponsored
enterprises	$-	$-	$-	$-	$-	$-
State and municipal	-	-	378	(85)	378	(85)
Mortgage-backed securities - residential	72	-	870	(12)	942	(12)
Collateralized mortgage obligations - U.S. Govt.	26,892	(215)	-	-	26,892	(215)
Collateralized mortgage obligations - other	5,558	(503)	7,547	(2,134)	13,105	(2,637)

Total	$32,522	$(718)	$8,795	$(2,231)	$41,317	$(2,949)

December 31, 2008
Government-sponsored
enterprises	$940	$(35)	$-	$-	$940	$(35)
State and municipal	1,015	(33)	823	(125)	1,838	(158)
Mortgage-backed securities - residential	3,616	(52)	-	-	3,616	(52)
Collateralized mortgage obligations - U.S. Govt.	24,593	(178)	-	-	24,593	(178)
Collateralized mortgage obligations - other	-	-	16,737	(1,551)	16,737	(1,551)

Total	$30,164	$(298)	$17,560	$(1,676)	$47,724	$(1,974)

Proceeds from sales, maturities and calls of securities available for sale were $87.9 million and $77.9 million for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $502,000 and $550,000 and gross losses of $169,000 and $290,000 were realized on these sales during the nine months ended September 30, 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $23.8 million and $26.9 million for the three months ended September 30, 2009 and 2008, respectively. Gross gains of $237,000 and $327,000 and gross losses of $120,000 and $150,000 were realized on these sales during the three months ended September 30, 2009 and 2008, respectively.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In evaluating OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between it’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to  earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of September 30, 2009, the Company’s security portfolio consisted of 131 securities, 45 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At September 30, 2009, approximately $149.4 million, or 89% of the debt securities collateralized by residential mortgages held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Collateralized Mortgage Obligations - Other

The Company’s securities portfolio also includes non-agency collateralized mortgage obligations with a fair value of $19.3 million at September 30, 2009. The Company evaluated the historical and expected future performance of the underlying collateral to determine if a future loss is expected which would result in a principal write-down.  As a part of the evaluation, the Company reviewed deal specific data including loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  This evaluation was completed utilizing a model to project future performance using collateral specific assumptions, such as expected future default rates and prepayments.

The Company recorded an expense for other-than-temporary impairment of approximately $1.6 million in non-interest income on six private label mortgage-backed securities for the nine months ended September 30, 2009.  The remainder of the private label portfolio is investment grade, there have been no down-grades and thus we believe there is no other-than-temporary impairment.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The table below presents a roll-forward of the credit losses recognized in earnings for the three month period ended September 30, 2009:

(Dollars in Thousands)
Beginning balance, July 1, 2009	$1,320
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	112
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	141

Ending balance, September 30, 2009	$1,573

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The table below presents a roll-forward of the credit losses recognized in earnings for the nine month period ended September 30, 2009:

(Dollars in Thousands)
Beginning balance, January 1, 2009	$0
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	1,573
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-

Ending balance, September 30, 2009	$1,573

NOTE 5 - LOANS, NET

Loans. Following is a comparative composition of net loans as of September 30, 2009 and December 31, 2008:

	September 30, 2009	% of total loans	December 31, 2008	% of total loans
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$321,238	48.9%	$370,783	49.9%
Commercial	84,099	12.8%	84,134	11.3%
Other ( land & multifamily)	38,929	5.9%	43,901	5.9%
Total real estate loans	444,266	67.6%	498,818	67.1%

Real estate construction loans:
One-to-four family	4,226	0.6%	8,974	1.2%
Commercial	7,649	1.2%	10,883	1.5%
Acquisition & development	3,658	0.6%	5,008	0.6%
Total real estate construction loans	15,533	2.4%	24,865	3.3%

Other loans:
Home equity	99,512	15.2%	107,525	14.5%
Consumer	78,235	11.9%	87,162	11.7%
Commercial	19,206	2.9%	25,273	3.4%
Total other loans	196,953	30.0%	219,960	29.6%

Total loans	656,752	100%	743,643	100%

Allowance for loan losses	(14,775)		(10,598)
Net deferred loan costs	5,228		8,662
Premiums on purchased loans	98		172

Loans, net	$647,303		$741,879

NOTE 5 - LOANS, NET (continued)

Allowance for loan losses activity for the nine months ended September 30, 2009 and 2008 was as follows:

	2009	2008
	(Dollars in Thousands)

Beginning balance, January 1	$10,598	$6,482
Loans charged-off	(15,202)	(8,051)
Recoveries	722	932
Net charge-offs	(14,480)	(7,119)

Provision for loan losses	18,657	9,240

Ending balance, September 30	$14,775	$8,603

Impaired loans as of September 30, 2009 and December 31, 2008 were as follows:

	(Dollars in Thousands)
	September 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$25,733	$7,004
Loans with an allocated allowance for loan losses	21,075	17,472
Total	$46,808	$24,476

Amount of the allowance for loan losses allocated to impaired loans	$6,029	$3,525

Impaired loans include troubled debt restructurings of $19.7 million at September 30, 2009 and $7.0 million at December 31, 2008.  Non-performing loans, including non-accrual loans, at September 30, 2009 and December 31, 2008 were $40.9 million and $25.5 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of September 30, 2009 and December 31, 2008.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

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

The Company’s interest rate swap agreements do not qualify for hedge accounting treatment, accordingly changes in fair value are reported in current period earnings.

NOTE 6.  INTEREST RATE SWAPS (continued)

At September 30, 2009, summary information about these interest-rate swaps is as follows:

2009
(Dollars in Thousands)
Notional amounts	$50,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.29%
Weighted average maturity (years)	1.50

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	September 30, 2009		December 31, 2008
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Accrued expenses and other liabilities	$602	Accrued expenses and other liabilities	$618

Total interest rate swaps not designated as hedging instruments under SFAS 133:
Total interest rate swaps		$602		$618

The effect of interest rate swaps for the nine months ended September 30, 2009 and 2008 are as follows:

		Nine Months Ended
		September 30, 2009	September 30, 2008
	Location of Gain or (Loss)	(Dollars in Thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other	$(237)	$-

Total		$(237)	$-

NOTE 7.  DIVIDENDS

During the third quarter of 2009, the Company’s board of directors suspended the payment of dividends.

Total dividends charged to retained earnings for the nine months ended September 30, 2009 were approximately $89,000.

NOTE 8.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the three and nine months ended September 30, 2009 and 2008 is as follows:

	(Dollars in Thousands, except per share data)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$(12,156)	$(329)	$(19,850)	$405
Weighted average common shares outstanding	13,419,026	13,520,085	13,427,182	13,588,801
Less: Average unallocated ESOP shares	(232,760)	(279,312)	(232,760)	(279,312)
Average unvested restricted stock awards	(63,955)	(117,020)	(94,253)	(153,664)

Average Shares	13,122,311	13,123,753	13,100,169	13,155,825

Basic earnings (loss) per common share	$(0.93)	$(0.03)	$(1.52)	$0.03

Diluted
Net Income (loss)	$(12,156)	$(329)	$(19,850)	$405

Weighted average shares outstanding from above	13,122,311	13,123,753	13,100,169	13,155,825
Add:Dilutive effects of assumed exercise of stock options	-	-	-	-
Dilutive effects of full vesting of stock awards	-	-	-	71,919

Average shares and dilutive potential common shares	13,122,311	13,123,753	13,100,169	13,227,744

Diluted earnings (loss) per common share	$(0.93)	$(0.03)	$(1.52)	$0.03

Stock options for 559,101 and 497,606 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008, respectively, because they were anti-dilutive.

NOTE 9.  TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges.  Following is a summary  of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008:

	(Dollars in Thousands)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(12,156)	$(329)	$(19,850)	$405
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses)
arising during the period	1,397	1,502	2,329	(1,854)
Less reclassification adjustments for (gains)
losses recognized in income	117	(177)	(333)	(339)
Net unrealized (losses) gains	1,280	1,679	1,996	(1,515)
Income tax effect	(486)	(628)	(808)	575
Net of tax amount	794	1,051	1,188	(940)
Other-than-temporary-impairment on
available-for-sale debt securities recorded
in other comprehensive income	(696)	-	451	-
Less other-than-temporary-impairment on
available-for-sale debt securities associated
with credit loss realized in income	252	-	1,573	-
Income tax effect	(360)	-	(454)	-
Net of tax amount	(588)	-	(668)	-

Change in fair value of derivatives used
for cash flow hedges	-	309	-	-
Less reclassification adjustments for (gains)
losses recognized in income	-	-	-	-
Net unrealized gains and (losses)	-	309	-	-
Income tax effect	-	(117)	-	-

Total other comprehensive income (loss)	206	1,243	520	(940)

Comprehensive income (loss)	$(11,950)	$914	$(19,330)	$(535)

NOTE 10.  FAIR VALUE

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair values:

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

NOTE 10.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$996	-	$996	-
State and municipal	2,741	-	2,741	-
Mortgage-backed securities – residential	46,096	-	46,096	-
Collateralized mortgage obligations – U.S. Govt.	103,295	-	103,295
Collateralized mortgage obligations - other	19,258	-	-	19,258
Liabilities:
Interest rate swap	$(602)	$-	$(602)	$-

	Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in Thousands)
Assets:
Available for sale securities
U.S. government-sponsored entities and agencies	$14,200	-	$14,200	-
State and municipal	2,513	-	2,513	-
Mortgage-backed securities – residential	37,948	-	37,948	-
Collateralized mortgage obligations – U.S. Govt.	76,076		76,076
Collateralized mortgage obligations – other	16,737	8,693	8,044	19,258
Liabilities:
Interest rate swap	$(618)	$-	$(618)	$-

Fair value adjustments for interest rate swaps resulted in a gain of $16,000 for the nine months ended September 30, 2009.

NOTE 10. FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2009:

Investment
Securities
Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at July 1, 2009	$21,541
Total realized and unrealized gains (losses):
Included in earnings - realized	-
Included in earnings - unrealized	(230)
Included other comprehensive income	-
Proceeds from maturities and payments, net	(2,053)
Transfers in and/or out of level 3	-
Balance of recurring Level 3 assets at September 30, 2009	$19,258

Investment
Securities
Available-for-sale
Balance of recurring Level 3 assets at January 1, 2009	$-
Total realized and unrealized gains (losses):	-
Included in earnings - realized	-
Included in earnings - unrealized	(230)
Included in other comprehensive income	-
Proceeds from maturities and payments, net	(2,053)
Transfers in and/or out of level 3	21,541
Balance of recurring Level 3 assets at September 30, 2009	$19,258

Continued illiquidity in the market for certain types of debt securities has resulted in unreliable or unavailable fair values; accordingly the Company determined that debt securities totaling $19,258 were more appropriately evaluated as Level 3 assets as of September 30, 2009.

NOTE 10.  FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$3,132			$3,132
Impaired loans – collateral dependent	21,075			21,075
Total assets at fair value	$24,207			$24,207

	Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Impaired loans – collateral dependent	13,947	-	$-	13,947

Other Real Estate Owned:
Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, based on appraisals, less estimated selling costs, at the date of foreclosure, establishing a new cost basis.  The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  Changes in fair value are recorded directly as an adjustment to current earnings through non-interest expense.  Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed.

Impaired loans:
Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral; collateral dependent loans had a carrying amount of $15.0 million, net of a valuation allowance of $6.0 million at September 30, 2009.  Provision for loan losses of $1.7 million and $4.0 million was recorded during the three months and nine months ended September 30, 2009, respectively.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	As of September 30,		As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS	(Dollars in Thousands)
Cash and cash equivalents	$50,051	$50,051	$34,058	$34,058
Real estate mortgages held for sale	7,316	7,316	736	736
Loans, net	647,303	647,353	741,879	733,142
Federal Home Loan Bank stock	9,961	n/a	9,996	n/a
Accrued interest receivable	3,416	3,416	3,934	3,934

FINANCIAL LIABILITIES
Deposits	600,157	602,274	624,606	627,049
Securities sold under agreements to repurchase	92,800	104,232	92,800	106,327
Federal Home Loan Bank advances	177,670	189,427	184,850	216,869
Accrued interest payable	1,254	1,254	1,441	1,441

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

NOTE 12.  GOODWILL

Goodwill is tested at least annually for impairment, more frequently if events or circumstances indicate impairment may exist.  The recessionary economic conditions have significantly affected the banking industry in general, and have had an adverse impact on our financial results.  Financial results for 2009 have been negatively impacted by an increase in credit losses in our loan portfolio, a lower net interest margin due to increased balances of non-performing loans, recognition of other-than-temporary-impairment (OTTI) on certain of our available-for-sale securities and higher loan collection expenses.  Our stock price has continued to trade at a price below book value since the fourth quarter of 2008.  Accordingly, an assessment of goodwill impairment was performed during the third quarter of 2009 in advance of the date of normal annual review.  Based on the results of that analysis, an impairment charge of $2.8 million was recorded in the third quarter of 2009, leaving no goodwill on the balance sheet at September 30, 2009.  This non-cash charge had no impact on the Bank's operations, liquidity, regulatory capital or its well-capitalized status.

NOTE 13.  INCOME TAXES

Under generally accepted accounting principles, the Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized.

A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.  Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax planning strategies and assessments of the current and future economic and business conditions.  Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards.

At September 30, 2009, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $14.2 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards.  Based on this evaluation it was concluded a valuation allowance equal to $7.1 million was required for the federal deferred tax asset.  This valuation allowance was recognized as a charge to income tax expense for the three months ended September 30, 2009.  The realization of the deferred tax asset is dependent upon generating taxable income.  The Company continues to maintain a 100% valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense that will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax expense was as follows:

	Quarter to date	Year to date
	September 30, 2009	September 30, 2009

Pre-tax loss	$(7,683)	$(19,568)
Effective tax rate	37.21%	38.06%
Tax expense	(2,859)	(7,448)
Increase in valuation allowance - federal	7,142	7,142
Increase in valuation allowance - state	189	588
Income tax expense	$4,472	$282

NOTE 14. SALE OF BRANCH

On September 1, 2009, Atlantic Coast Bank, the subsidiary of Atlantic Coast Federal Corporation, entered into a Purchase and Assumption Agreement (the "Agreement") with HeritageBank of the South ("HeritageBank") regarding the sale of Atlantic Coast Bank's Lake City, Florida branch to HeritageBank. Under the Agreement, HeritageBank will assume approximately $44.1 million in deposits and purchase approximately $11.9 million in consumer and residential mortgage loans; the loans are being sold at par subject to a 60 day “put back”, the deposits are being sold for a 1% premium. The impact on net income in 2009 and going forward is not expected to be material. The transaction, subject to final regulatory approval, is expected to close late in the fourth quarter of 2009.

NOTE 15. SUBSEQUENT EVENT

On November 6, 2009 legislation was signed into law which will enable the Company to carry back tax net operating losses five years versus the two years currently allowed.  The Company currently has a valuation allowance offsetting its net operating losses due to the uncertainly of its ability to realize them in future years.  The extended carry back period will be available to the Company in the fourth quarter to offset approximately $1.2 million against the net deferred tax asset of $7.1 million.

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

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations.  Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities, the valuation of goodwill and accounting for deferred income taxes.  Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Allowance for Loan Losses

An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the deterioration of the US economy in general, it is increasingly likely that impairment reserves on non-performing collateral dependent loans, particularly one-to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one-to four family residential loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures or amount of provision for loan losses included in our Consolidated Statements of Operations.

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

Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a contingency loss component by type of loan and specific allowances for identified problem loans.  The allowance also incorporates the results of measuring impaired loans.

The contingency loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-offs experience in particular segments of the portfolio. The impact of the contingency loss component on the allowance began increasing during 2008 and has continued to increase during the first nine months of 2009.  The increases reflect the deterioration of market conditions, and the increase in the recent loan experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

Fair Value of Securities Available for Sale

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between the its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Valuation of Goodwill

Goodwill is tested at least annually for impairment, more frequently if events or circumstances indicate impairment may exist.  The recessionary economic conditions have significantly affected the banking industry in general, and have had an adverse impact on our financial results.  Financial results for 2009 have been negatively impacted by an increase in credit losses in our loan portfolio, a lower net interest margin due to increased balances of non-performing loans, recognition of other-than-temporary-impairment (OTTI) on certain of our available-for-sale securities and higher loan collection expenses.  The stock price has continued to trade at a price below book value since the fourth quarter of 2008.  Accordingly, an assessment of goodwill impairment was performed during the third quarter of 2009 in advance of the date of normal annual review.  Based on the results of that analysis, an impairment charge of $2.8 million was recorded in the third quarter of 2009, leaving no goodwill on the balance sheet at September 30, 2009.  This non-cash charge had no impact on the Bank's operations, liquidity, regulatory capital or its well-capitalized status.

Deferred Income Taxes

After converting to a federally chartered savings association, Atlantic Coast Bank became a taxable organization.  Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryforwards.  The Company’s principal deferred tax assets result from the allowance for loan losses and operating loss carryforwards.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization.  Since Atlantic Coast Bank’s transition to a federally chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management’s interpretation of the applicable tax regulations.  Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  The Bank’s deferred tax asset, net of valuation allowance, was approximately $7.1 million as of September 30, 2009.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General. Total assets decreased $50.8 million to $945.3 million at September 30, 2009 as compared to $996.1 million at December 31, 2008.  The primary reason for the decline in assets was a decrease in gross loans of $90.4 million, partially offset by higher investments in available for sale securities and cash and cash equivalents.  Core deposits grew by a combined $27.2 million, but were offset by a decline in time deposits of $51.7 million.

Following is a summarized comparative balance sheet as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,	Increase (decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$50,051	$34,058	$15,993	47.0%
Securitites available for sale	172,386	147,474	24,912	16.9%
Loans	662,078	752,477	(90,399)	-12.0%
Allowance for loan losses	(14,775)	(10,598)	(4,177)	39.4%
Loans, net	647,303	741,879	(94,576)	-12.7%
Real estate mortgages held for sale	7,316	736	6,580	894.0%
Other assets	68,224	71,942	(3,718)	-5.2%
Total assets	$945,280	$996,089	$(50,809)	-5.1%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$36,244	$33,192	$3,052	9.2%
Interest bearing demand	76,307	67,714	8,593	12.7%
Savings and money market	179,965	164,388	15,577	9.5%
Time	307,641	359,312	(51,671)	-14.4%
Total deposits	600,157	624,606	(24,449)	-3.9%
Federal Home Loan Bank advances	177,670	184,850	(7,180)	-3.9%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Accrued expenses and other liabilities	8,858	9,873	(1,015)	-10.3%
Total liabilities	879,485	912,129	(32,644)	-3.6%
Stockholders' equity	65,795	83,960	(18,165)	-21.6%
Total liabilities and stockholders' equity	$945,280	$996,089	$(50,809)	-5.1%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions.  The increase in cash and cash equivalents during the first nine months of 2009 was due primarily to the liquidity created as a result of the rapid decline in portfolio loans which exceeded the decrease in total deposits.  Management expects the balances in cash and cash equivalents will fluctuate as other interest earning assets mature, as management identifies opportunities for longer-term investments that fit the Company’s growth strategy, and as daily operating liquidity increases or decreases.

Securities available for sale.  Securities available for sale is composed principally of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities.  The investment portfolio increased approximately $24.9 million to $172.4 million at September 30, 2009, net of purchases, sales and maturities.  Gain on sale of securities available for sale was approximately $333,000.  Expense for other-than-temporary impairment was approximately $1.6 million in non-interest income on six private label mortgage-backed securities for the nine months ended September 30, 2009.

As part of our asset and liability management strategy, we leveraged our growth in securities available for sale via securities sold under agreements to repurchase to take advantage of favorable interest rate spreads and to reduce overall exposure to interest rate risk.  As a result of the unprecedented decline in interest rates, as well as illiquidity in the mortgage-backed securities market, coupled with the overall decline in the Bank’s credit quality, the Bank has been subject to margin and fair value calls from the third party counterparties to the repurchase agreements which has necessitated the Bank post additional collateral to cover the outstanding securities sold under agreements to repurchase positions.  Additionally, given the collateral requirements of these transactions, the current interest rate environment and the illiquidity in the marketplace, the liquidity of the available for sale securities portfolio is currently limited.  Management intends to hold these positions for the foreseeable future and will continue to evaluate its options as the economic environment improves and liquidity returns to the marketplace.

Loans.  Gross portfolio loans declined approximately 12% to $656.8 million at September 30, 2009 as compared to $743.6 million at December 31, 2008 due to increased payoffs of one- to four-family residential loans in the first nine months of 2009, combined with the sale of approximately $13 million in one-to four family residential loans near par in the first quarter of 2009 as well as the sale of approximately $3.0 million of non-performing loans in the third quarter of 2009.

Total loan originations decreased $44.3 million to $92.8 million for the nine months ended September 30, 2009 from $137.1 million for the nine months ended September 30, 2008. Origination of loans held for sale in the secondary market increased $56.7 million during the first nine months of 2009, while portfolio loan production decreased $101.0 million to $29.7 million during the same period.  Portfolio loan production of all loan types, and in particular one- to four-family residential loans have been negatively impacted by the decline in real estate values, slowing residential real estate sales activity and the overall recessionary economy in the Bank’s markets.

Until critical economic factors stabilize, such as unemployment and residential real estate values, management believes portfolio loan balances will continue to decline. However, due to a favorable interest rate environment, production of one-to four-family loans held for sale in the secondary market is expected to continue its moderate pace.  This lending strategy compliments the Bank’s desire to reduce portfolio loan balances in order to maximize capital efficiently.

Allowance for loan losses. Our allowance for loan losses was 2.23% and 1.43% of total loans outstanding at September 30, 2009 and December 31, 2008, respectively.

As shown in the table below, non-performing loans totaled $40.9 million or 6.17% of total loans and $25.5 million, or 3.43% of total loans at September 30, 2009, and December 31, 2008, respectively.  Total impaired loans increased to $46.8 million at September 30, 2009 from $24.5 million at December 31, 2008.  As of September 30, 2009 non-performing one-to four-family residential loans of $10.4 million had been written-down to the estimated fair value of their collateral and are expected to be resolved with no additional material loss, absent further declines in the fair value of the collateral, or decision to sell loans as distressed assets. The total allowance allocated for impaired loans increased to $6.0 million at September 30, 2009 from $3.5 million at December 31, 2008. The increase in non-performing loans was primarily the result of general deterioration in commercial and other real estate as recessionary economic conditions continued. The increase in impaired loans was primarily related to certain commercial loan participations in our general market area.  The Company ceased involvement in new loan participations following a commitment made on December 31, 2006, and funded in May 2007.  As of September 30, 2009, and December 31, 2008, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of September 30, 2009, and December 31, 2008.  Non-performing loans, excluding small balance homogeneous loans, increased to $18.5 million at September 30, 2009, from $8.3 million at December 31, 2008.   Troubled debt restructured (TDR) loans increased to $19.7 million as of September 30, 2009, from $7.0 million at December 31, 2008.  These loans were primarily comprised of residential mortgage loans collateralized by real estate and were evaluated for impairment as required under GAAP.

Nonaccrual loans:	September	December
	2009	2008

Real Estate
One-to-four-family	$11,445	$10,319
Commercial	10,588	5,126
Other	8,970	2,941

Construction - One-to-four-family	-	86
Construction - Commercial	4,988	3,169
Construction - Acquisition & Development	404	1,812

Other Loans - Consumer
Home Equity	2,957	1,525
Other	1,506	387
Commercial	-	170

Total non-performing loans	40,858	25,535
Foreclosed assets	3,132	3,332
Total non-performing assets	$43,990	$28,867

Total troubled debt restructurings (TDR)	$19,750	$7,004

Total impaired loans (including TDR)	$46,808	$24,476

Non-performing loans to total loans	6.17%	3.43%
Non-performing loans to total assets	4.32%	2.56%
Non-performing assets to total assets	4.65%	2.90%

Loan charge-offs included approximately $5.2 million in 2009 of partial charge-offs of one-to four- family residential loans identified as non-performing. Due to the decline in real estate values over the last 12-18 months,  the Company believes it  is appropriate and prudent  to reduce the carrying balance of non-performing one-to four-family residential loans by the expected loss amount rather than providing a general allowance. Charge-offs in 2009 also included $3.3 million of specific reserve on commercial loans transferred to other real estate or for which an extended collection period is underway or expected.  The remaining amounts charged-off in 2009 and 2008 principally represent losses on short-sales or foreclosures of one-to four- family residential loans, home equity and other consumer loans.   The increase in the provision for loan losses in the first nine months of 2009 was primarily due to residential charge-offs described above as well as an increased specific allowance due to the ongoing deterioration of certain commercial loan participations in the Company's general market area.

The following table sets forth an analysis of the allowance for loan losses:

Allowance for Loan Loss Analysis
	September 30,	December 31,
	2009	2008

Balance at beginning of period	$10,598	$6,482

Charge-offs:
Real Estate Loans
One-to four-family	5,982	3,514
Commercial	690	3,393
Other (Land & Multi-family)	3,393	777
Real Estate Construction Loans
Construction One-to four family	50	336
Construction Commercial	-	-
Acquistion & Development	-	-
Other Loans
Home equity	3,696	1,392
Consumer	801	1,232
Commercial	590	345
Total charge-offs	15,202	10,989

Recoveries:
Real Estate Loans
One-to four-family	212	25
Commercial	-	550
Other (Land & Multi-family)	17	45
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	204	3
Consumer	271	533
Commercial	18	1
Total recoveries	722	1,157

Net charge-offs	14,480	9,832
Provision for loan losses	18,657	13,948
Balance at end of period	$14,775	$10,598

Deferred Income Taxes.  At September 30, 2009, the Company recorded $7.1 million in income tax expense representing a 50% valuation allowance for its net federal deferred tax assets.  The Company believes it is more likely than not that the remaining deferred assets will be realized. This determination was based largely on the Company’s ability to implement tax planning strategies to accelerate taxable income and its ability to generate future taxable income. The Company believes, based on its internal earnings projections, it will generate sufficient future taxable income that will result in the realization of no less than 50% of the Company’s deferred tax assets. This positive evidence was sufficient to overcome the negative evidence of cumulative losses that was caused primarily by the significant loan loss provisions that have been realized in the past 12 months and a 2.8 million non-cash goodwill impairment charge recorded in the third quarter of 2009. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Deposits. Total deposits account balances were $600.2 million at September 30, 2009, a decrease of $24.4 million from $624.6 million at December 31, 2008.   The $51.7 million decrease in time deposits was partially offset by a $27.2 million increase in core deposits as consumers have demonstrated a preference for shorter duration, more liquid deposit products.  This increase in core deposits occurred as depositors increased their non-interest bearing demand accounts $3.1 million and also increased their interest bearing demand accounts $8.6 million  Management believes future deposit growth will be more limited than in the past as the Company attempts to level deposit balances with declines in loan balances.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 65 months and a weighted-average rate of 3.65% at September 30, 2009.   The $7.2 million decrease in FHLB borrowings at September 30, 2009 as compared to December 31, 2008 was due to repayments of $27.2 million partially offset by additional borrowings of $20.0 million.   The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds. However, with the FDIC’s new deposit insurance premium raising deposit assessments to recapitalize the Deposit Insurance Fund, which takes into consideration an institution’s FHLB borrowings, our FDIC assessment may increase, should any additional FHLB borrowings outpace deposit growth.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $120.0 million at September 30, 2009.  The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future.  Upon conversion, each agreement may be terminated in whole by the lender each following quarter.  At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of September 30, 2009 and December 31, 2008.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	4.43%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	4.68%

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative sources of funds, the Company may continue to sell securities under agreements to repurchase in the future.

Stockholders’ equity.  Stockholders’ equity decreased by approximately $18.2 million to $65.8 million at September 30, 2009 from $84.0 million at December 31, 2008 primarily due to the net loss of $19.9 million, partially offset by the increase in other comprehensive income.  In September 2009, the Company’s board of directors suspended the payment of cash dividends.  Total dividends for the nine months ended September 30, 2009 charged to stockholders’ equity was approximately $89,000 and approximately $175,000 of dividend payments were waived by the MHC.

In March 2009, as part of a capital preservation plan, the Company suspended its stock repurchase program begun in September 2006 and amended on August 1, 2008.

The Company’s equity to assets ratio decreased to 6.96% at September 30, 2009, from 8.43% at December 31, 2008. The decrease was primarily due to the net loss of $19.9 million for the nine months ended September 30, 2009 partially offset by the increase in other comprehensive income. Despite this decrease, the Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas.  Total risk-based capital to risk-weighted assets was 11.6%, Tier 1 capital to risk-weighted assets was 10.4%, and Tier 1 capital to adjusted total assets was 6.4% at September 30, 2009. These ratios as of December 31, 2008 were 11.1%, 10.2% and 7.1%, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008.

General. Net loss for the three months ended September 30, 2009, was $12.2 million, which was an increase of $11.8 million from a net loss of $329,000 for the same period in 2008 due to the establishment of a valuation allowance for federal deferred tax assets, an increase in the provision for loan losses, a loss from impairment of goodwill, a decline in net interest income and an OTTI charge.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended September 30, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended September 30,
	2009			2008
	(Dollars in Thousands)

	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$684,784	$10,094	5.90%	$741,912	$11,657	6.28%
Securites(2)	180,391	2,080	4.61%	143,080	1,956	5.47%
Other interest-earning assets(3)	46,365	43	0.37%	37,360	227	2.43%
Total interest-earning assets	911,540	12,217	5.36%	922,352	13,840	6.01%
Non-interest earning assets	60,138			58,788
Total assets	$971,678			$981,140

INTEREST-BEARING LIABILITIES
Savings deposits	$34,978	$34	0.39%	$35,479	$34	0.38%
Interest bearing demand accounts	76,012	353	1.86%	63,799	424	2.66%
Money market accounts	142,344	525	1.48%	121,382	952	3.14%
Time deposits	322,273	2,907	3.61%	331,404	3,554	4.29%
Federal Home Loan Bank advances	177,656	1,714	3.86%	201,167	1,983	3.94%
Securities sold under agreements to repurchase	92,800	1,085	4.68%	93,836	963	4.11%
Total interest-bearing liabilities	846,063	6,618	3.13%	847,067	7,910	3.73%
Non-interest bearing liabilities	48,276			47,254
Total liabilities	894,339			894,321
Stockholders' equity	77,339			86,819
Total liabilities and stockholders' equity	$971,678			$981,140

Net interest income		$5,599			$5,930
Net interest spread			2.23%			2.28%
Net earning assets	$65,477			$75,285
Net interest margin(4)			2.46%			2.57%
Average interest-earning assets to average interest-bearing liabilities		107.74%			108.89%

(1) Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2) Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented  in the table.
(3) Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended September 30, 2009 as compared to the same period in 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(867)	$(695)	$(1,562)
Securities	460	(336)	124
Other interest-earning assets	45	(229)	(184)
Total interest-earning assets	(362)	(1,260)	(1,622)

INTEREST-BEARING LIABILITIES
Savings deposits	-	1	1
Interest bearing demand accounts	72	(143)	(71)
Money market accounts	143	(569)	(426)
Time deposits	(96)	(552)	(648)
Federal Home Loan Bank advances	(228)	(41)	(269)
Securities sold under agreements to repurchase	(11)	132	121
Total interest-bearing liabilities	(120)	(1,172)	(1,292)

Net interest income	$(242)	$(88)	$(330)

Interest income. Interest income declined $1.6 million to $12.2 million for the three months ended September 30, 2009 from $13.8 million for the three months ended September 30, 2008 due principally to an increase in non-performing loans as well as a decline in average interest rates on interest-earning assets to 5.36% from 6.01%.  The average daily prime rate decreased 175 basis points from 5.00% to 3.25% for the comparative three- month periods ended September 30, 2009 and 2008.   Approximately 19% of the Bank’s loans are indexed to the prime rate.  Interest income from loans also decreased, due to the decrease in average balances on loans which decreased to $684.8 million for the three months ended September 30, 2009 from $741.9 million for the prior year period.

Interest income from investment securities increased, as the increase in average balances offset the decrease in average interest rates.  The decline in interest income from other interest-earning assets was due to a decline in average interest rates, partially offset by slightly higher average balances for the three months ended September 30, 2009 as compared to the same three month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates, the availability of the type of interest-earning assets desired by the Company, and increased non-performing loans.

Interest expense. Interest expense declined by $1.3 million to $6.6 million for the three months ended September 30, 2009 from $7.9 million for the three months ended September 30, 2008.  The decrease in interest expense for the three months ended September 30, 2009, as compared to the same period in 2008, was due to lower average rates on interest-bearing liabilities, partially offset by the increase in average outstanding balances of deposits.  Interest expense on FHLB borrowings declined for the third quarter of 2009 as compared to the same quarter of 2008, as a result of restructuring a number of advances at slightly lower rates during the latter part of 2008.

Net interest income.  Net interest income decreased $331,000, to $5.6 million for the three months ended September 30, 2009, from $5.9 million for the three months ended September 30, 2008, as the decrease in interest income outpaced the decrease in interest expense. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 5 basis points to 2.23% for the third quarter of 2009 as compared to 2.28% for the same quarter in 2008.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 11 basis points to 2.46%.

Provision for loan losses.   Provision for loan losses of $6.7 million and $3.7 million were made during the three months ended September 30, 2009 and 2008, respectively.  The year-over-year increase was due to declines in both credit quality and real estate values, an increase in net charge-offs and a provision for loan losses of $2.0 million recorded to provide a general allowance for loans held in the portfolio, previously supported by a cash deposit maintained with the Company by an ongoing originator, which was settled during the third quarter of 2009.  Under the terms of the settlement agreement, the Company is now fully responsible for credit losses on these loans.  Net charge-offs for the quarter ended September 30, 2009, were $3.7 million, which included a partial charge-off of $2.0 million of non-performing residential mortgage loans, $300,000 of additional net charge-offs of residential loans foreclosed on or sold in short-sales transactions, and $500,000 of non-performing commercial loans.  By comparison, the Company had net charge-offs for the same three months in 2008 of $3.3 million.

Non-interest income. The components of non-interest income for the three months ended September 30, 2009 and 2008 were as follows:
			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,099	$1,299	$(200)	-15.4%
Gain (loss) on sale of real estate mortgages held for sale	147	46	101	219.6%
Loss on sale of loans	(1,317)	-	(1,317)	-
Loss on sale of foreclosed assets	(318)	(63)	(255)	404.8%
Gain (loss) on available for sale securities	117	177	(60)	-33.9%
Other than temporary impairment losses	(252)	-	(252)	-
Interchange fees	235	224	11	4.9%
Bank owned life insurance earnings	195	252	(57)	-22.6%
Other	2,015	1,097	918	83.7%
	$1,921	$3,032	$(1,111)	-36.6%

Non-interest income for the three months ended September 30, 2009 decreased $1.1 million to $1.9 million as compared to $3.0 million for the same three months in 2008.  The decrease was primarily due to the $1.3 million loss on the sale of $3.0 million of non-performing loans, an other-than-temporary-impairment (OTTI) charge of $252,000 on five private label mortgage-backed securities and a larger loss on sale of foreclosed assets, offset by a gain of $2.0 million resulting from a settlement agreement with an ongoing originator whereby the Company assumed responsibility for credit losses on a pool of loans.  Non-interest income also declined due to the non-recurrence of other non-interest income items in 2008, including gains of $600,000 on the sale of a branch and $250,000 on the extinguishment of Federal Home Loan Bank of Atlanta debt.

Non-interest expense. The components of non-interest expense for the three months ended September 30, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,861	$3,183	$(322)	-10.1%
Occupancy and equipment	674	689	(15)	-2.2%
FDIC insurance premiums	422	38	384	1010.5%
Outside professional services	316	353	(37)	-10.5%
Collection expense and repossessed
asset losses	355	125	230	184.0%
Goodwill impairment	2,811	-	2,811	-
Other	1,115	1,483	(368)	-24.8%
	$8,554	$5,871	$2,683	45.7%

Non-interest expense increased by $2.7 million to $8.6 million for the three months ended September 30, 2009 from $5.9 million for the same three months ended September 30, 2008.  The increase was primarily due to the $2.8 million write-off of the entire amount of the Company’s goodwill.  Other components of the increase include higher FDIC insurance premiums and increased legal, collection and administrative expenses associated with other real estate owned and foreclosures, partially offset by lower compensation and benefits as a result of the Company’s initiatives to reduce expenses and increase efficiencies, which began in the second quarter of 2008, with further steps implemented in late 2008 and early 2009.

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

Income tax. Income tax expense increased $4.8 million to a tax expense of $4.5 million for the three months ended September 30, 2009, from a benefit of $329,000 for the same period in 2008 primarily due to the establishment of the aforementioned valuation reserve for federal deferred tax assets of $7.1 million, partially offset by the larger pre-tax loss for the quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008.

General. Net loss for the nine months ended September 30, 2009, was $19.9 million, which was a decrease of $20.3 million from net income of $405,000 for the same period in 2008 due to the establishment of a valuation allowance for federal deferred tax assets, an increase in the provision for loan losses, a loss from impairment of Goodwill, a decline in net interest income and an OTTI charge.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the nine months ended September 30, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the nine months ended September 30,
	2009			2008
	(Dollars in Thousands)

	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$714,394	$31,182	5.82%	$722,516	$34,787	6.42%
Securites(2)	169,450	5,902	4.64%	146,682	5,932	5.39%
Other interest-earning assets(3)	47,174	86	0.24%	38,626	925	3.19%
Total interest-earning assets	931,018	37,170	5.32%	907,824	41,644	6.12%
Non-interest earning assets	58,747			56,826
Total assets	$989,765			$964,650

INTEREST-BEARING LIABILITIES
Savings deposits	$34,621	$99	0.38%	$35,670	$100	0.37%
Interest bearing demand accounts	73,712	1,076	1.95%	56,054	976	2.32%
Money market accounts	139,766	1,834	1.75%	133,199	3,016	3.02%
Time deposits	337,970	9,556	3.77%	329,972	11,334	4.58%
Federal Home Loan Bank advances	182,688	5,135	3.75%	185,525	5,596	4.02%
Securities sold under agreements to repurchase	92,800	3,085	4.43%	88,741	2,763	4.15%
Total interest-bearing liabilities	861,557	20,785	3.22%	829,161	23,785	3.83%
Non-interest bearing liabilities	48,283			46,550
Total liabilities	909,840			875,711
Stockholders' equity	79,925			88,939
Total liabilities and stockholders' equity	$989,765			$964,650

Net interest income		$16,385			$17,859
Net interest spread			2.11%			2.29%
Net earning assets	$69,461			$78,663
Net interest margin(4)			2.35%			2.62%
Average interest-earning assets to average interest-bearing liabilities		108.06%			109.49%

(1) Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2) Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented  in the table.
(3) Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the nine months ended September 30, 2009 as compared to the same period in 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(387)	$(3,218)	$(3,605)
Securities	853	(883)	(30)
Other interest-earning assets	168	(1,007)	(839)
Total interest-earning assets	634	(5,108)	(4,474)

INTEREST-BEARING LIABILITIES
Savings deposits	(3)	2	(1)
Interest bearing demand accounts	275	(176)	99
Money market accounts	142	(1,324)	(1,182)
Time deposits	269	(2,046)	(1,777)
Federal Home Loan Bank advances	(85)	(376)	(461)
Securities sold under agreements to repurchase	130	193	323
Total interest-bearing liabilities	728	(3,727)	(2,999)

Net interest income	$(94)	$(1,381)	$(1,475)

Interest income. Interest income declined $4.5 million to $37.2 million for the nine months ended September 30, 2009 from $41.6 million for the nine months ended September 30, 2008 due principally to an increase in non-performing loans, as well as a decline in average interest rates on interest-earning assets to 5.32% from 6.12%.  The prime rate has decreased 175 basis points from 5.00% to 3.25% for the comparative nine month periods ended September 30, 2009 and 2008. Approximately 19% of the Bank’s loans are indexed to the prime rate.  Interest income from loans also decreased due to the decrease in average balances on loans which decreased to $714.4 million for the nine months ended September 30, 2009 from $722.5 million for the prior year period.

Interest income from investment securities decreased, as the increase in average balances was more than offset by the decrease in average interest rates.  The decline in interest income from other interest-earning assets was primarily due to a decline in average interest rates for the nine months ended September 30, 2009 as compared to the same nine month period in the prior year.

Our interest income could be adversely impacted by continued low interest rates, the availability of the type of interest-earning assets desired by the Company, and increased non-performing loans.

Interest expense. Interest expense declined by $3.0 million to $20.8 million for the nine months ended September 30, 2009 from $23.8 million for the nine months ended September 30, 2008.  The decrease in interest expense for the nine months ended September 30, 2009, as compared to the same period in 2008, was due to lower average rates on interest-bearing liabilities, offset by growth in average outstanding balances of deposits.  Interest expense on FHLB borrowings declined for the first nine months of 2009 as compared to the same period of 2008, as a result of restructuring a number of advances at slightly lower rates during the latter part of 2008.

Net interest income.  Net interest income decreased $1.5 million, to $16.4 million for the nine months ended September 30, 2009, from $17.9 million for the nine months ended September 30, 2008, as the decrease in interest income outpaced the decrease in interest expense. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 18 basis points to 2.11% for the first nine months of 2009 as compared to 2.29% for the same period in 2008.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 27 basis points to 2.35%.

Provision for loan losses.  Provision for loan losses of $18.7 million and $9.2 million were made during the nine months ended September 30, 2009 and 2008, respectively.  The year-over-year increase was due to declines in both credit quality and real estate values, an increase in net charge-offs and a provision for loan losses of $2.0 million recorded to provide a general allowance for loans held in the portfolio, previously supported by a cash deposit maintained with the Company by an ongoing originator, which was settled during the third quarter of 2009.  Under the terms of the settlement agreement, the Company is now fully responsible for credit losses on these loans.  Net charge-offs for the nine months ended September 30, 2009, were $14.5 million.  By comparison, the Company had net charge-offs for the same nine months in 2008 of $7.1 million.

Non-interest income. The components of non-interest income for the nine months ended September 30, 2009 and 2008 were as follows:
			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$3,119	$3,649	$(530)	-14.5%
(Loss) gain on sale of real estate mortgages held for sale	520	82	438	534.1%
Loss on sale of loans	(1,317)	-	(1,317)	-
Loss on sale of foreclosed assets	(1,308)	(239)	(1,069)	447.3%
Gain (loss) on available for sale securities	333	260	73	28.1%
Other than temporary impairment losses	(1,573)	-	(1,573)	-
Interchange fees	685	675	10	1.5%
Bank owned life insurance earnings	549	739	(190)	-25.7%
Life insurance proceeds on deceased executive officer	-	2,634	(2,634)	-100.0%
Other	2,213	1,420	793	55.8%
	$3,221	$9,220	$(5,999)	-65.1%

Non-interest income for the nine months ended September 30, 2009 decreased $6.0 million to $3.2 million as compared to $9.2 million for the same nine months in 2008.  The decrease was primarily due to a $1.3 million loss on the sale of $3.0 million of non-performing loans, an other-than-temporary-impairment (OTTI) charge of $1.6 million on six private label mortgage-backed securities, a larger loss on sale of foreclosed assets and lower service charges and fees, offset by a gain of $2.0 million resulting from a settlement agreement with an ongoing originator whereby the Company assumed responsibility for credit losses on a pool of loans.  Non-interest income also declined due to the non-recurrence of other non-interest items in 2008, including life insurance proceeds on a deceased executive of $2.6 million and gains of $600,000 on the sale of a branch and $250,000 on the extinguishment of Federal Home Loan Bank of Atlanta debt.

Non-interest expense. The components of non-interest expense for the nine months ended September 30, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$8,403	$9,584	$(1,181)	-12.3%
Final plan benefits for deceased executive	-	1,032	(1,032)	-100.0%
Occupancy and equipment	1,962	2,021	(59)	-2.9%
FDIC insurance premiums	1,435	369	1,066	288.9%
Outside professional services	1,477	1,407	70	5.0%
Collection expense and repossessed asset losses	831	358	473	132.1%
Goodwill impairment	2,811	-	2,811	n/m
Other	3,597	4,182	(585)	-14.0%
	$20,516	$18,953	$1,563	8.2%

Non-interest expense increased by $1.6 million to $20.5 million for the nine months ended September 30, 2009 from $19.0 million for the nine months ended September 30, 2008.  The increase was primarily due to the $2.8 million write-off of the entire amount of the Company’s goodwill.  Other components of the increase include higher FDIC insurance premiums and increased legal, collection and administrative expenses associated with other real estate owned and foreclosures, partially offset by lower compensation and benefits as a result of the Company’s initiatives to reduce expenses and increase efficiencies, which began in the second quarter of 2008, with further steps implemented in late 2008 and early 2009.  Non-interest expense also declined due to the non-recurrence of other non-interest expense items in 2008, including the payment of final plan benefits on a deceased executive of $1.0 million.

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

Income tax.   Income tax expense increased $1.8 million to a tax expense of $282,000 for the nine months ended September 30, 2009, from a benefit of $1.5 million for the same period in 2008 largely due to the establishment of a valuation reserve for federal deferred tax assets of $7.1 million, partially offset by the larger pre-tax loss.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.  Given the duration of the unusual interest rate environment, the Company currently evaluates only the shift in yield curve up 300 basis points and down 100 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon.   The EVE, considering the assumed changes in interest rates as of September 30, 2009, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at September 30, 2009 Change in Interest Rate
	Decrease	Increase	Increase	Increase
	1%	1%	2%	3%

Duration of assets(1)	2.40	3.03	3.02	3.00
Duration of liabilities(1)	3.05	2.84	2.83	2.80
Differential in duration	-0.65	0.19	0.19	0.20

Amount of change in Economic Value of Equity(2)	$(6,285,045)	$(1,814,196)	$(3,693,658)	$(5,638,384)
Percentage change in Economic Value of Equity(2)	-7.50%	-2.20%	-4.40%	-6.72%

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2009

Part II - Other Information
Item 1.
Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business.  In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.
Risk Factors
In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator, Require the Association to Convert to a National Bank or State Bank, and Require Atlantic Coast Federal, MHC and the Holding Company to Become Bank Holding Companies.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.  The proposal would also eliminate federal savings associations and require all federal savings associations, such as Atlantic Coast Bank, to elect, within six months of the effective date of the legislation, to convert to a national bank, state bank or state savings association.  A federal savings association that does not make the election would, by operation of law, convert into a national bank within one year of the effect date of the legislation.

If Atlantic Coast Bank is required to convert to a national bank, Atlantic Coast Federal, MHC and the Holding Company would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision.  The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations.  One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries.  While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized.  Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form.  If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Atlantic Coast Federal, MHC would not be permitted to waive the receipt of dividends declared by the Holding Company. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.

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

September 30, 2009

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: November 16, 2009	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief Executive Officer

Date: November 16, 2009	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and Chief Financial Officer