Form 10-K
period 2009-12-31
ATLANTIC COAST FEDERAL CORP
filed 2010-03-31
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files.
 YES ☐  NO ☐.

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
YES ☐  NO ☒.

As of March 19, 2010, there were outstanding 13,415,709 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2009 was $7,876,093.

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2010 Annual Stockholders Meeting (Part III).

(THIS PAGE INTENTIONALLY LEFT BLANK)

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K
Table of Contents

ATLANTIC COAST FEDERAL CORPORATION
ANNUAL REPORT ON FORM 10-K
Table of Contents, continued

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	144
Item 11.	Executive Compensation	144
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	144
Item 13.	Certain Relationships and Related Transactions, and Director Independence	144
Item 14.	Principal Accountant Fees and Services	144

PART IV

Item 15.	Exhibits and Financial Statement Schedules	144
Form 10-K	Signature Page	147
Exhibit 21.	Subsidiaries of Registrant	148
Exhibit 23.1	Consent of Crowe Horwath LLP	149
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	150
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	151
Exhibit 32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	152

PART I

Item 1   Business

General

This Form 10-K contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.”  Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation’s market area, the availability of liquidity from deposits or borrowings to execute on loan and investing opportunities, changes in the position of banking regulators on the adequacy of the allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Atlantic Coast Federal Corporation Atlantic Coast Federal Corporation (or the “Stock Company”) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Stock Company was organized on January 1, 2003 as part of a three-tier mutual holding company reorganization plan adopted on May 30, 2002, for the purpose of acquiring all of the capital stock issued upon reorganization of Atlantic Coast Bank (or the “Bank”), formerly known as Atlantic Coast Federal, a federally chartered stock savings association, together referred to as the “Company”.  Since the primary activity to date of the Stock Company is holding all of the stock of Atlantic Coast Bank, the terms “Bank” and “Company” may be used interchangeably throughout this Form 10-K.

On October 4, 2004, Atlantic Coast Federal Corporation completed a minority stock offering in which it sold 5,819,000 shares or 40% of its common stock to eligible depositors and the Bank’s Employee Stock Ownership Plan (“ESOP”), with 60% of the 14,547,500 shares outstanding being retained by Atlantic Coast Federal, MHC (the “MHC”), the Stock Company’s mutual holding company.

 During the years from 2005-2009, the Stock Company has conducted common stock repurchase programs resulting in the repurchase of 1,375,260 shares or 9.3% of the total outstanding shares of common stock. At December 31, 2009, the MHC owned 65.0%, or 8,728,500 shares, of the outstanding common stock of the Stock Company, with the remaining 35.0%, or 4,709,709 shares held by persons other than the MHC. The Stock Company holds 100% of Atlantic Coast Bank's outstanding common stock.

During early 2007 the Stock Company considered conducting a Second-Step Conversion under a Plan of Conversion and Reorganization. This Plan was terminated on December 12, 2007 due to a weak market for financial institution securities.  There can be no assurance when, if ever, the Company will complete a Second-Step Conversion.  See “Atlantic Coast Federal Corporation – Conversion of Atlantic Coast Federal, MHC to Stock Form.”

The Stock Company has not engaged in any significant business to date.  Its primary activity is holding all of the stock of Atlantic Coast Bank. In the future Atlantic Coast Federal Corporation may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.  There are, however, no current agreements in place for these activities.  Atlantic Coast Federal Corporation does not maintain offices separate from those of Atlantic Coast Bank or utilize persons other than certain of Atlantic Coast Bank’s officers.  Any officer that serves as a director of Atlantic Coast Federal Corporation is not separately compensated for his service.

Atlantic Coast Bank Atlantic Coast Bank was originally established in 1939 as a credit union to serve the employees of the Atlantic Coast Line Railroad.  At the time of the conversion from a federal credit union to a federal mutual savings association the Bank’s field of membership consisted of about 125 various employee groups, residents of Atkinson, Bacon, Brantley, Charlton, Clinch, Coffee, Pierce and Ware counties in Georgia, and employees of CSX Transportation Inc. (“CSX”), which is headquartered in Jacksonville, Florida.  However, as a credit union, the Bank was legally restricted to serve only individuals who shared a “common bond” such as a common employer.

On November 1, 2000, after receiving the necessary regulatory and membership approvals, Atlantic Coast Federal Credit Union converted to a federal mutual savings association known as Atlantic Coast Bank that serves the general public.  The conversion has allowed the Bank to diversify its customer base by marketing products and services to individuals and businesses in its market area.  Unlike a credit union, the Bank may make loans to customers who do not have a deposit relationship with the Bank. Following the conversion management of the Bank began to emphasize residential mortgage lending and commercial real estate loans and to reduce automobile and consumer lending activities which had become unattractive lines of business due to  increased delinquencies, charge-offs and competitive pressures from financing programs offered by the automobile manufacturers.  See “-Lending Activities.”

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, home equity loans, commercial real estate loans and, to a lesser extent, automobile and other consumer loans.  The Bank also originates multi-family residential loans, commercial business loans and commercial construction and residential construction loans.  Loans are obtained principally through retail staff, brokers and wholesale purchases.  We also invest in investment securities, primarily those issued by U.S. government-sponsored agencies and entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest earning assets, such as investment securities.  To a lesser extent, revenue is generated from service charges and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years.  Deposits are primarily solicited in the Bank’s market area of southeastern Georgia and the Jacksonville metropolitan area when necessary to fund loan demand.  The Company also acquires brokered deposits from time to time to meet its funding needs.

The Bank’s address is 505 Haines Avenue, Waycross, Georgia, 31501 and its telephone number is (800) 342-2824.  Its internet website is www.AtlanticCoastBank.net.  The Bank’s website is not a part of this Annual Report.

Market Area

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Waycross, Georgia, with branches located in Waycross, Douglas and Garden City, Georgia, as well as the Jacksonville metropolitan area: Jacksonville Beach, Orange Park, Neptune Beach, Westside, Southside and Julington Creek.  Waycross is located in Ware County, Georgia and the dominant employer is CSX Transportation, Inc., which operates a major railroad facility there.  Other major employers include the Satilla Regional Medical Center and the Ware County Board of Education.  The market area of southeastern Georgia is marked by limited growth trends and has a largely agricultural-based economy. Based on the latest FDIC deposit share data, Atlantic Coast Bank’s approximate deposit market share in Chatham, Coffee and Ware Counties, Georgia was 4.08% and in Clay, Duval and St. Johns Counties, Florida was just under 1%. The Jacksonville metropolitan area is a diverse business market that has experienced a nearly 10% population growth over the last 10 years. The area is benefiting from growth in transportation and military activities; the Jacksonville Port is the third largest in Florida and is being deepened to accommodate substantial planned growth and the nearby naval base is expanding to house nuclear submarines. In addition Jacksonville is regularly a host city for major sporting events such as the Tournament Players Championship (TPC), the Super Bowl in 2005, and a NCAA basketball tournament site in 2006 and 2010. Major employers in the Jacksonville metropolitan area include two United States Naval Air Stations, the Duval County Public School System and the City of Jacksonville. To a lesser extent than some communities in South Florida, Jacksonville’s economy has, over the last 10-15 years, become increasingly dependent on real estate and real estate related business activities. Consequently, the current recession which began from a downturn in the real estate industry has significantly affected the local economy.  This most notably shows up in the following real estate related economic factors in the Northeast Florida market:

•	Unemployment was 11.5% as of December 31, 2009, up from 7.6% at the end of 2008 and nearly triple the rate at the end of 2006.
•	Decreases in median sales prices of homes in December 2009 declined 18.0% from December 2008 and over 44% of the sales were lender-mediated transactions.
•	Significant declines in new housing starts.
•
Jacksonville ranked as the 26th highest metropolitan area nationally for foreclosures in 2009; at the end of 2009 10.3 % of all mortgages in the market were delinquent over 60 days or more as compared to 2.2% at the end of 2006.

Competition

The Bank faces strong competition in attracting deposits and originating real estate and other loans. Historically, most of our direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas.  In recent years, competition also has come from institutions that largely deliver their services over the internet.  Electronic banking such as this has the competitive advantage of lower infrastructure costs.  Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  During periods of increasing volatility in interest rates, competition for interest-bearing deposits increases as customers, particularly time-deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market.  The Bank competes for these deposits by offering superior service, competitive rates and a unique ATM arrangement that gives the Bank’s customers use of all competitor ATMs at a discounted or no fee charge.  As of December 31, 2009, management believes that the Bank held approximately 1.43% of the deposits in its primary market areas of southeast Georgia and northeast Florida.

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

Atlantic Coast Bank completed an update of its website in late 2008 and added the ability for customers to open accounts online. This new feature, coupled with the implementation of online advertising, should increase the Bank’s competitiveness in the electronic banking arena over time.

Lending Activities

General We originate for portfolio one- to four-family residential first and second mortgage loans, home-equity loans and commercial real estate loans, and to a lesser extent commercial and residential construction loans, land and multi-family real estate loans, commercial business loans, automobile and other consumer loans.  We have not and currently do not originate or purchase sub-prime loans or offer teaser rate (very low, temporary introductory rate) loans. Additionally, we underwrite all loans on a fully indexed, fully amortizing basis.  Loans carry either a fixed or adjustable rate of interest.  Mortgage loans generally have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month.  Consumer loans are generally shorter in term and amortize monthly or have interest payable monthly.  At December 31, 2009, the net loan portfolio totaled $614.4 million, which constituted 67.8% of total assets. Commercial real estate, commercial business, multi-family and nonresidential construction loans are generally larger loan balances and involve a greater degree of credit risk than one- to four-family residential mortgage loans. For a description of the primary risks associated with our non-residential loan portfolio, please see “Risk Factors―The Loan Portfolio Possesses Increased Risk Due To Our Growing Number of Commercial Real Estate, Commercial Business, Construction and Multi-family loans and Consumer Loans Which Could Increase Our Level Of Provision For Loan Losses.”

At December 31, 2009, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $9.6 million.  At December 31, 2009, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  Our largest lending relationship was a $7.6 million comprised of two loans secured by owner occupied commercial real estate and a line of credit secured by inventory and accounts receivable. Our second largest relationship was comprised of two loans totaling $6.4 million secured by owner occupied commercial real estate.  Our third largest relationship was a $6.1 million loan and is secured by land for development of residential real estate and a marina.  Our fourth largest relationship was a $5.0 million loan participation secured by a condominium / hotel project located near Disney World in Orlando, which was non-performing at December 31, 2009.  A specific reserve of $3.3 million has been established for this $5.0 million loan. The Bank is not the lead lender with respect to this loan.  The fifth largest relationship was a $4.3 million which is comprised of two loans secured by income producing commercial real estate and a personal loan to the guarantor secured by a residential lot. All of the above described loans have personal guarantees as a secondary source of repayment and were performing except as noted.

           We also originate and purchase from third parties both fixed rate and adjustable rate one- to four-family mortgage loans to be held-for-sale to investors on the secondary market. The Bank earns interest until the loan is sold and also may earn a fee. At December 31, 2009 held-for-sale loans were $9.0 million and had a weighted average interest rate of 6.0%. Held-for-sale loans purchased from third parties generally have commitments to purchase from investors. Loans sold by the Bank are done so with limited recourse and servicing is passed to the investor. Held-for sale loans were sold on average within 24 days.

The following table presents information concerning the composition of Atlantic Coast Bank’s loan portfolio, excluding real estate mortgages held for sale, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$306,968	49.28%	$370,783	49.86%	$377,956	53.51%	$334,000	52.14%	$324,681	55.88%
Commercial	77,403	12.42%	84,134	11.31%	74,748	10.58%	60,912	9.51%	59,074	10.16%
Other (land & multi-family)	37,591	6.03%	43,901	5.91%	40,698	5.76%	34,446	5.38%	20,302	3.49%
Total real estate loans	421,962	67.73%	498,818	67.08%	493,402	69.85%	429,358	67.03%	404,057	69.53%

Real estate construction loans:
Construction-one- to four-family	4,189	0.67%	8,974	1.21%	13,448	1.90%	32,467	5.07%	24,243	4.17%
Construction-commercial	8,023	1.29%	10,883	1.46%	11,129	1.58%	2,862	0.45%	2,577	0.44%
Acquisition & development	3,148	0.51%	5,008	0.67%	5,329	0.75%	2,103	0.33%	-	0.00%
Total real estate construction loans	15,360	2.47%	24,865	3.34%	29,906	4.23%	37,432	5.85%	26,820	4.61%

Other loans:
Home equity	93,929	15.08%	107,525	14.46%	98,410	13.93%	91,062	14.22%	79,016	13.60%
Consumer	73,869	11.86%	87,162	11.72%	64,673	9.16%	63,630	9.93%	62,846	10.81%
Commercial	17,848	2.86%	25,273	3.40%	20,009	2.83%	19,044	2.97%	8,430	1.45%
Total other loans	185,646	29.80%	219,960	29.58%	183,092	25.92%	173,736	27.12%	150,292	25.86%

Total loans	$622,968	100.00%	$743,643	100.00%	$706,400	100.00%	$640,526	100.00%	$581,169	100.00%

Less:
Net deferred loan origination costs	5,122		8,662		3,256		3,348		3,164
Premiums on purchased loans	91		172		339		348		695
Allowance for loan losses	(13,810)		(10,598)		(6,482)		(4,705)		(4,587)
Total loans, net	$614,371		$741,879		$703,513		$639,517		$580,441

The following table presents the composition of Atlantic Coast Bank’s loan portfolio (excluding real estate mortgages held for sale), by fixed and adjustable-rates at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Real estate loans:
One- to four-family	$145,131	23.29%	$194,778	26.19%	$172,730	24.45%	$115,453	18.02%	$113,590	19.55%
Commercial	41,772	6.71%	43,393	5.83%	40,298	5.70%	23,840	3.72%	22,612	3.89%
Other (land and multi-family)	17,599	2.83%	17,899	2.41%	20,078	2.85%	15,780	2.46%	8,474	1.46%
Total real estate loans	204,502	32.83%	256,070	34.43%	233,106	33.00%	155,073	24.20%	144,676	24.90%
Real estate construction loans:
Construction-one- to four-family	3,369	0.54%	3,045	0.41%	4,773	0.68%	4,046	0.63%	16,418	2.82%
Construction-commercial	806	0.13%	1,206	0.16%	750	0.11%	1,758	0.27%	-	0.00%
Acquisition & development	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total real estate construction loans	4,175	0.67%	4,251	0.57%	5,523	0.79%	5,804	0.90%	16,418	2.82%
Other loans:
Home equity	31,181	5.01%	32,872	4.42%	23,355	3.31%	20,176	3.15%	13,184	2.27%
Consumer	71,986	11.56%	85,302	11.47%	63,472	8.99%	62,868	9.82%	62,343	10.73%
Commercial	8,423	1.35%	9,742	1.31%	6,947	0.98%	2,349	0.37%	535	0.09%
Total other loans	111,590	17.91%	127,916	17.20%	93,774	13.28%	85,393	13.34%	76,062	13.09%
Total fixed-rate loans	320,267	51.41%	388,237	52.20%	332,403	47.06%	246,270	38.44%	237,156	40.81%

ADJUSTABLE-RATE LOANS
Real estate loans:
One-to-four-family	161,837	25.98%	176,005	23.67%	205,226	29.05%	218,547	34.12%	211,091	36.31%
Commercial	35,631	5.72%	40,741	5.48%	34,450	4.88%	37,072	5.79%	36,462	6.27%
Other (land and multi-family)	19,992	3.21%	26,002	3.50%	20,620	2.92%	18,666	2.91%	11,828	2.04%
Total real estate loans	217,460	34.91%	242,748	32.65%	260,296	36.85%	274,285	42.82%	259,381	44.62%
Real estate construction loans:
Construction-one- to four-family	820	0.13%	5,929	0.80%	8,675	1.23%	28,421	4.44%	7,825	1.35%
Construction-commercial	7,217	1.16%	9,677	1.30%	10,379	1.47%	1,104	0.17%	2,577	0.44%
Acquisition & development	3,148	0.51%	5,008	0.67%	5,329	0.75%	2,103	0.33%	-	0.00%
Total real estate construction loans	11,185	1.80%	20,614	2.77%	24,383	3.45%	31,628	4.94%	10,402	1.79%
Other loans:
Home equity	62,748	10.07%	74,653	10.04%	75,055	10.63%	70,886	11.07%	65,832	11.33%
Consumer	1,883	0.30%	1,860	0.25%	1,201	0.17%	762	0.12%	503	0.09%
Commercial	9,425	1.51%	15,531	2.09%	13,062	1.85%	16,695	2.61%	7,895	1.36%
Total other loans	74,056	11.89%	92,044	12.38%	89,318	12.65%	88,343	13.80%	74,230	12.78%
Total adjustable-rate loans	302,701	48.59%	355,405	47.80%	373,997	52.94%	394,256	61.56%	344,013	59.19%

Total loans	$622,968	100.00%	$743,643	100.00%	$706,400	100.00%	$640,526	100.00%	$581,169	100.00%
Less:
Net deferred loan origination costs	5,122		8,662		3,256		3,348		3,164
Premiums on purchased loans	91		172		339		348		695
Allowance for loan losses	(13,810)		(10,598)		(6,482)		(4,705)		(4,587)
Total loans, net	$614,371		$741,879		$703,513		$639,517		$580,441

Loan Maturity and Repricing The following table sets forth certain information at December 31, 2009  regarding the dollar amount of loans maturing in Atlantic Coast Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Loan balances do not include un-disbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	One- to Four-Family		Commercial Real Estate		Other Real Estate(1)		Construction-One- to four-family (2)		Construction- Commercial (2)		Acquisition & Development< /font>
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
At December 31, 2009	(Dollars in Thousands)
1 year or less	$1,808	5.23%	$9,510	5.34%	$17,423	4.30%	$-	-%	$7,217	4.78%	$3,148	3.83%
Greater than 1 to 3 years	996	6.82	20,416	6.39	5,336	6.54	-	-	-	-	-	-
Greater than 3 to 5 years	698	5.75	18,341	6.75	1,915	7.10	-	-	-	-	-	-
Greater than 5 to 10 years	21,922	5.31	14,353	6.60	4,021	7.22	-	-	805	6.50	-	-
Greater than 10 to 20 years	25,451	6.31	13,919	6.84	5,855	6.22	-	-	-	-	-	-
More than 20 years	256,093	5.94	864	5.97	3,041	5.79	4,189	6.54	-	-	-	-
Total	$306,968		$77,403		$37,591		$4,189		$8,022		$3,148

	Home Equity		Consumer		Commercial		Total
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
At December 31, 2009	(Dollars in Thousands)

1 year or less	$364	7.39%	$3,021	7.88%	$8,782	4.62%	$51,273	4.85%
Greater than 1 to 3 years	3,653	7.74	19,292	10.99	1,329	7.01	51,022	8.27
Greater than 3 to 5 years	2,744	6.47	12,715	11.18	3,099	7.01	39,512	8.18
Greater than 5 to 10 years	6,026	7.16	4,526	8.58	4,624	7.12	56,277	6.40
Greater than 10 to 20 years	25,693	6.89	24,454	8.48	-	-	95,372	7.09
More than 20 years	55,449	5.52	9,862	8.14	14	6.00	329,512	5.91
Total	$93,929		$73,870		$17,848		$622,968

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

The following schedule illustrates the interest rate sensitivity of Atlantic Coast Bank’s loan portfolio at December 31, 2009.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan re-prices.  The schedule does not include scheduled payments or potential prepayments.

	One- to Four- Family	Commercial Real Estate	Other –Real Estate (1)	Construction One- to four- family (2)	Construction Commercial (2)	Acquisition & Development	Home Equity	Consumer	Commercial	Total
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Dollars in Thousands)

1 year or less	$44,564	$27,519	$23,462	$565	$7,217	$3,148	$56,736	$3,806	$10,650	$177,667
Greater than 1 to 3 years	58,353	18,572	5,618	-	-	-	10,529	19,287	952	113,311
Greater than 3 to 5 years	43,225	17,589	3,070	84	805	-	2,233	12,648	2,827	82,481
Greater than 5 to 10 years	27,082	7,353	2,123	-	-	-	4,820	4,311	3,419	49,108
Greater than 10 to 20 years	20,727	6,204	3,105	-	-	-	17,490	23,956	-	71,482
More than 20 years	113,017	166	213	3,540	-	-	2,121	9,862	-	128,919

Total	$306,968	$77,403	$37,591	$4,189	$8,022	$3,148	$93,929	$73,870	$17,848	$622,968

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows re-pricing dates greater than one year.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$143,324	$161,837	$305,161
Commercial	37,086	30,807	67,893
Other(1)	13,550	6,619	20,169
Total real estate loans	193,960	199,263	393,223

Construction loans:
One- to four-family	$3,369	$820	$4,189
Commercial	805	-	805
Acquisition & development	-	-	-
Total real estate construction loans	4,174	820	4,994

Other loans:
Home equity	$30,995	$62,633	$93,628
Consumer	70,286	1,883	72,169
Commercial business	7,955	1,111	9,066
Total other loans	109,236	65,627	174,863

Total loans	$307,370	$265,710	$573,080

(1)	Land and multi-family loans.

One- to Four-Family Real Estate Portfolio Lending At December 31, 2009, one- to four-family residential mortgage loans totaled $307.0 million, or 49.3%, of the gross loan portfolio.  Generally, one- to four-family loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property.  The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%.  Historically, such collateral requirements protected the Bank from loss in the event of foreclosure.  However given the rapid deterioration in the market value of residential real estate over the last two years there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased.

Properties securing one- to four-family residential mortgage loans are generally appraised by independent fee appraisers approved by the board of directors.  Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.  Historically, the Bank originated one- to four-family mortgage loans on both a fixed-rate and adjustable-rate basis.  During 2009 the majority of originated loans were fixed rate.  Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs.  Adjustable-rate loans are tied to a variety of indices including rates based on U. S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted based upon the applicable index and in accordance with the note.  As of December 31, 2009, the interest only portion of this portfolio totaled $69.6 million, 11.2% of the total loan portfolio, and 22.7% of the total one- to four-family mortgage loan portfolio.

The Bank’s home mortgages are structured with a five to 35 year maturity, with amortizations up to 35 years.  Substantially all of the one- to four-family mortgage loans originated are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area.  During 2008 and continuing into 2009, the Bank implemented stricter underwriting guidelines that limited the origination of one- to four-family residential mortgage loans secured by investment property due to the continued decline in both real estate values and credit quality.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws.  Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

Prior to 2008, we originated investor loans for one-to four-family properties on a limited basis, but the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor currently, originate subprime loans, option-arms or use other exotic lending terms.

Commercial Real Estate Lending The Bank offers commercial real estate loans for both permanent financing and construction.  These loans are typically secured by small retail establishments, rental properties, storage facilities, and office buildings located in the Bank’s primary market area.  At December 31, 2009, permanent commercial real estate loans totaled $77.4 million, or 12.4%, of the gross loan portfolio.

The Bank originates both fixed-rate and adjustable-rate commercial real estate loans.  The interest rate on adjustable-rate loans is tied to a variety of indices, including rates based on the Prime Rate and U.S. Treasury securities.  The majority of the Bank’s adjustable-rate loans carry an initial fixed-rate of interest for either three or five years and then convert to an interest rate that is adjusted annually based upon the index.  Loan-to-value ratios on commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loan.  These loans require monthly payments, amortize up to 25 years, and generally have maturities of up to 10 years and may carry pre-payment penalties.

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

Other Real Estate Loans As of December 31, 2009, other real estate secured loans totaled $37.6 million or 6.0% of the gross loan portfolio and consisted mainly of land loans, but also included loans secured by multi-family property.   In an effort to prevent potential exposure to additional credit risk due to the continued decline in both real estate values and credit quality in our market area, the Bank no longer originates new land loans.  Loans to commercial and individual borrowers secured by land totaled $32.4 million, or 5.2% of the gross loan portfolio, and loans secured by multi-family property totaled $5.2 million, or 0.8% of the gross loan portfolio as of December 31, 2009.  Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank generally underwrote land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property.

The Bank also offers loans secured by multi-family residential real estate.  These loans are secured by real estate located in the Bank’s primary market area.  At December 31, 2009, multi-family residential loans totaled $5.2 million.   Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities.  Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan.  These loans require monthly payments and amortize over a period of up to 30 years.  Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  The net operating income must be sufficient to cover the payments related to the outstanding debt.  Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt.  Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

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

Real Estate Construction Lending As of December 31, 2009, real estate construction loans totaled $15.4 million, or 2.5% of the gross loan portfolio.  The real estate construction portfolio consists of both residential and commercial construction loans. Residential construction loans are generally made for the construction of pre-sold builder homes to individual borrowers. As of December 31, 2009, the Bank had $4.2 million in residential construction loans. Residential construction loans are underwritten according to the terms available for permanent financing on the secondary market.  Generally, construction loans are limited to a loan to value ratio not to exceed 85% based on the lesser of construction costs or the appraised value of the property upon completion.  The Bank also offers construction-to-permanent loans.

Construction only loans to individuals generally have a term of 12 months with a variable interest rate tied to the prime rate as published in the Wall Street Journal plus a margin ranging from .50% to 1.5% with a loan to value ratio of no more than 85% of the cost of the construction or appraised value of the property, whichever is less.  These loans are underwritten according to secondary market guidelines and must qualify for permanent financing as part of the origination process even if the permanent financing will be obtained from another mortgage lender.  As of December 31, 2009, loans to five builders for the construction of pre-sold or speculative one- to four-family residential property and lot inventory totaled $5.9 million.  The Bank  did not originate construction only loans during 2009.

Construction-to-permanent loans are structured where one closing occurs for both the construction and the permanent financing.  During the construction phase, which can last up to 18 months depending on the nature of the residence being built, a member of the loan servicing staff, the original appraiser, or a fee inspector makes inspections of the site and loan proceeds are disbursed directly to contractors or borrowers in accordance with the loan funding schedule as construction progresses.  Borrowers are required to pay interest only during the construction phase with the loan converting to the terms of the amortizing note once the construction is completed.  Typically, these loans convert to adjustable rate loans which are held in portfolio.

Home-Equity Lending The Bank currently originates fixed-term fully amortizing home equity loans.  Historically the Bank originated open-ended interest only home equity lines of credit.  Due to continued decline of both real estate values in our market area and the increased risk inherent with second lien real estate financing, the Bank no longer originates home equity lines of credit except on a limited basis.  At December 31, 2009, the portfolio totaled $93.9 million, or 15.1%, of the gross loan portfolio. The Bank generally underwrites one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property.  Presently, the Bank will lend up to 80% of the appraised value less any prior liens.  In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens.  This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower.  Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers approved by the board of directors or the value is determined using a qualified asset valuation model.  The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

  The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor.  As of December 31, 2009, interest only lines of credit totaled $42.5 million, or 45.2% of the total home equity loans, and 10.6% of total residential mortgage loans.  Borrowers requesting interest only lines are qualified using 1% of the commitment amount for determining the borrowers’ capacity to repay.  All home equity loans have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.  Currently these loans are retained in the Bank’s loan portfolio.

Consumer Loans The Bank currently offers a variety of consumer loans.  Consumer loans, except for those secured by manufactured homes, are principally fixed rate and have shorter terms to maturity, thereby reducing exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans.  At December 31, 2009, the consumer loan portfolio, inclusive of manufactured home and automobile loans, totaled $73.9 million, or 11.9%, of the gross loan portfolio.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans.  The loans are originated primarily through an on-site financing broker and are underwritten by the Bank.  Loans secured by manufactured homes totaled $34.0 million, or 5.5% of the gross loan portfolio as of December 31, 2009.  Manufactured home loans have a fixed rate of interest and may carry terms up to twenty years.  Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.

Consumer loans have an inherently greater risk of loss because they are predominantly secured by rapidly depreciable assets, such as automobiles or manufactured homes.  In these cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending We also offer commercial business loans which may be secured by assets other than real estate.  The purpose of these loans is to provide working capital, inventory financing, or equipment financing.  Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually.  Loans to finance equipment generally carry a fixed rate of interest and terms up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment.

Loan Originations, Purchases, and Sales

The Bank originates portfolio loans through its branch network, the internet and its call center. Referrals from current customers, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations.  While the Bank originates both adjustable-rate loans and fixed-rate loans, origination volume is dependent upon customer loan demand within the Bank’s market area. Demand is affected by local competition, the real estate market and the interest rate environment.

Prior to 2008 the Bank occasionally purchased pools of residential loans originated by other banks when organic growth was not sufficient. These loan purchases were made following the Bank’s standards for critical underwriting such as loan-to-value ratios and borrower credit scores. Similarly, we also participated in commercial real estate loans originated by other banks. These participation loans were subject to the Bank’s usual underwriting standards as described above to this type of loan.   The Bank has not participated in a commercial real estate loan originated by another bank since May 2007.

Beginning in 2008 and continuing into 2009, we began to regularly sell originated, conforming residential loans, both fixed rate and adjustable rate, including the related servicing, to other financial institutions in the secondary market for favorable fees. In the latter part of 2009 we also began a program for warehouse lending where we purchased mortgages originated by third parties and held them for sale to investors. We expect to continue this practice in the future, while maintaining our existing mix of portfolio loans.

           From time-to-time the Bank may sell residential loans from our portfolio to enhance liquidity or to appropriately manage interest rate risk.  Also, beginning in 2009 we have utilized the services of a national loan sale advisor to sell non-performing residential mortgage loans; during 2009 we sold approximately $3.0 million of non-performing portfolio loans.

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

If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured, non-real estate loans and small claims or legal action for unsecured loans. If the loan is secured by real estate, a letter of intent to foreclose is sent to the borrower when an agreement for an acceptable repayment plan can not be established or agreed upon. The letter of intent to foreclose allows the borrower up to 30 days to bring the account current. Once the loan becomes delinquent and an acceptable repayment plan has not been established, foreclosure action is initiated on the loan.

             Due to elevated delinquency of one-to four-family loans in 2009 and the increasing complexity of workout for these type of loans, the Bank engaged the services of a national third party servicer for certain loans. One- to four-family mortgage loans, and any associated home equity loan that becomes 60 days past due, are assigned to the third party servicer for collection. The Bank also assigns other one- to four-family loans to the third party servicer irrespective of delinquency status if we feel the loan may have collection risk. At December 31, 2009 the outstanding balance of loans assigned to the third party servicer was $49.0 million.

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

Delinquent Loans The following table sets forth the Bank’s loans delinquent 60-to-89 days and 90 days or more past due by type, number, amount and percentage of type at December 31, 2009.  Total loans past due 60 days or more totaled $37.4 million, or 6.00% of total loans.  Real estate loans 60 days or more past due totaled $27.9 million, or 4.48% of total loans at December 31, 2009.  Construction loans 60 days or more past due totaled $5.0 million, or 0.80% of total loans.  Other loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $4.5 million, or 0.72% of total loans at December 31, 2009.

	Loans Delinquent For:				Total
	60-89 Days		90 Days or More		Delinquent Loans
Loan Types	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate
One- to four-family	16	$2,700	76	$11,288	92	$13,988
Commercial	2	797	2	3,097	4	3,894
Other (Land and multi-family)	8	979	37	9,063	45	10,042

Real Estate Construction
Construction - One- to four-family	-	-	-	-	-	-
Construction – Commercial	-	-	1	4,988	1	4,988
Construction - Acquisition & development	-	-	-	-	-	-

Other Loans – Consumer
Home equity	6	281	29	2,913	35	3,194
Consumer	41	411	67	887	108	1,298
Commercial	-	-	-	-	-	-
Total	73	$5,168	212	$32,236	285	$37,404

Delinquent loans to total gross loans		0.83%		5.17%		6.00%

Non-Performing Assets The following table sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio.  Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets.  Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due.  Generally, all loans past due 90 days and over are classified as non-accrual.  For loans on non-accrual, interest income is not recognized until actually collected.  At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

The increase in non-performing assets over the previous periods correlate closely with the down-turn in the economy, particularly those parts of the economy associated with real estate.  For additional discussion regarding non-performing assets at December 31, 2009 and 2008, see Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Financial Condition at December 31, 2009 and 2008, Allowance for Loan Losses.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Real Estate
One- to four-family	$12,343	$10,319	$2,312	$325	$697
Commercial	3,895	5,126	280	430	238
Other (Land & multi-family)	9,638	2,941	1,073	104	109

Real Estate Construction
Construction - One-to four-family	-	86	-	551	-
Construction - Commercial	4,988	3,169	2,407	-	-
Construction - Acquisition & Development	404	1,812	-	-	-

Other
Home Equity	2,973	1,525	774	280	35
Consumer	909	387	221	445	597
Commercial	-	170	772	915	940
Total	$35,150	$25,535	$7,839	$3,050	$2,616

Accruing delinquent 90 days or more:

Real Estate
One- to four-family	-	-	-	-	-
Commercial	-	-	-	-	-
Other (Land & multi-family)	-	-	-	-	-

Real Estate Construction
Construction - One-to four-family	-	-	-	-	-
Construction - Commercial	-	-	-	-	-
Construction - Acquisition & Development	-	-	-	-	-

Other
Home Equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Total	-	-	-	-	-

Total non-performing loans	35,150	25,535	7,839	3,050	2,616
Foreclosed assets	5,028	3,332	1,726	286	310

Total non-performing assets	$40,178	$28,867	$9,565	$3,336	$2,926
Total troubled debt restructurings	$22,660	$7,004	-	-	-

Total impaired loans (including TDR)	$44,392	$24,476	$17,472	$7,046	$2,004

Non-performing loans to total loans	5.64%	3.43%	1.11%	0.48%	0.45%
Non-performing loans to total assets	3.85%	2.56%	0.84%	0.36%	0.39%
Non-performing assets to total assets	4.44%	2.90%	1.03%	0.40%	0.39%

Due to the decline in real estate values over the last 12-18 months, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one- to four-family residential loans by the expected loss amount rather than providing a general allowance. Accordingly, as of December 31, 2009 our non-performing one- to four-family residential loans balance was net of $5.1 million of partial charge-offs.

Real Estate Owned and Other Repossessed Assets Real estate acquired as a result of foreclosure is classified as real estate owned.  At the time of foreclosure or repossession, the property is recorded at the lower of its estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.  Other repossessed assets are recorded at the lower of the loan balance or fair market value.  As of December 31, 2009, the Bank had real estate owned of $5.0 million, and troubled debt restructurings (“TDRs”) of $22.7 million, an increase of $15.7 million from $7.0 million as of December 31, 2008.  TDRs increased significantly at year end 2009, as compared to the same period end in 2008 due to the Bank’s proactive approach to modifying one- to four-family mortgages when a borrower’s financial circumstances prevented them from performing under the original terms of the loan.

Classified Assets Banking regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations.  The total amount of classified assets represented 81.6% of the Bank‘s equity capital and 5.6% of the Bank’s total assets at December 31, 2009.

The aggregate amount of classified loans at the dates indicated was as follows:

	At December 31,
	2009	2008
	(Dollars in Thousands)
Loss	$-	$-
Doubtful	1,797	459
Substandard	47,065	33,248
Total	$48,862	$33,707

As of December 31, 2009, $44.4 million of classified loans were impaired as defined under Generally Accepted Accounting Principles (“GAAP”), up from $17.5 million at year end 2008.  Loans considered doubtful were $1.8 million, an increase of $1.3 million from $500,000 at year end 2008.  Loans considered substandard were $47.1 million, up from $33.2 million at year end 2008, primarily due to the decline in general economic conditions, including rising unemployment and declining real estate values.  Loans are classified as special mention when it is determined a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms.  Special mention loans were $19.2 million and $14.7 million at December 31, 2009 and 2008, respectively.  The $4.5 million increase was primarily due to the addition of one commercial land loan.  All loans classified as special mention are performing according to their contractual terms and no losses are anticipated as of December 31, 2009.

Allowance for Loan Losses An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the deterioration of the United States economy in general, it is increasingly likely that impairment reserves on non-performing collateral dependent loans, particularly one- to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one- to four family residential loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas.  Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of loan and specific allowances for identified problem loans.  The allowance also incorporates the results of measuring impaired loans.

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-offs experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase during 2009.  The increases reflect the deterioration of market conditions, and the increase in the recent loan experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

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

At December 31, 2009, the allowance for loan losses was $13.8 million or 2.22% of the total loan portfolio and 39.3% of total non-performing loans.  Assessing the adequacy of the allowance for loan losses is inherently subjective and requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In management’s opinion, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2009.

The following table sets forth an analysis of the allowance for loan losses.
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$10,598	$6,482	$4,705	$4,587	$3,956
Charge-offs:
Real Estate Loans
One-to four-family	8,350	3,514	133	107	192
Commercial	3,822	3,393	-	-	605
Other (Land & Multi-family)	3,605	777	41	-	-
Real Estate Construction Loans
Construction - One-to four- family	50	336	275	-	-
Construction – Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	4,715	1,392	550	14	160
Consumer	1,408	1,232	1,819	1,094	1,249
Commercial	590	345	135	-	120
Total charge-offs	22,540	10,989	2,953	1,215	2,326
Recoveries:
Real Estate Loans
One-to four-family	252	25	5	54	40
Commercial	-	550	893	83	51
Other (Land & Multi-family)	18	45	-	-	-
Real Estate Construction Loans
Construction - One-to four-family	-	-	-	-	-
Construction – Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	240	3	71	18	1
Consumer	351	533	1,145	703	732
Commercial	18	1	-	-	12
Total recoveries	879	1,157	2,114	858	836
Net charge-offs	21,661	9,832	839	357	1,490
Provision for loan losses	24,873	13,948	2,616	475	2,121
Balance at end of period	$13,810	$10,598	$6,482	$4,705	$4,587
Net charge-offs to average loans during this period (1)	3.11%	1.35%	0.13%	0.06%	0.27%
Net charge-offs to average non-performing loans during this period	60.61%	125.89%	24.71%	11.36%	43.41%
Allowance for loan losses to non-performing loans	39.29%	41.50%	82.69%	154.21%	175.36%
Allowance as % of total loans (end of period) (1)	2.22%	1.43%	0.92%	0.73%	0.78%

(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts

Loan charge-offs in 2009 included $6.8 million of partial charge-offs of non-performing one- to four- family residential loans.  These loans are expected to be resolved with no additional material loss, absent further declines in the fair value of the collateral, or decision to sell loans as distressed assets.

For additional discussion regarding Allowance for Loan Losses at December 31, 2009 and 2008, see Part II Item 7 Management’s Discussion and Analysis Financial Condition and Results of Operations, Comparison of Financial Condition at December 31, 2009 and 2008, Allowance for Loan Losses.

The distribution of the allowance for loan losses on loans at the dates indicated is summarized as follows:

	At December 31,
	2009			2008			2007
			Percent of Loans			Percent of Loans			Percent of Loans
	Amount of Loan	Loan Amounts	in Each Category	Amount of Loan	Loan Amounts	in Each Category	Amount of Loan	Loan Amounts	in Each Category
	Loss Allowance	by Category	to Total Loans	Loss Allowance	by Category	to Total Loans	Loss Allowance	by Category	to Total Loans

	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$3,446	$306,968	49.28%	$2,805	$370,783	49.87%	$1,609	$377,956	53.51%
Commercial	575	77,403	12.42%	1,458	84,134	11.31%	583	74,748	10.58%
Other (land & multi-family)	1,305	37,591	6.03%	1,061	43,901	5.90%	883	40,698	5.76%

Real Estate Construction
Construction - One-to four family	47	4,189	0.67%	98	8,974	1.21%	399	13,448	1.90%
Construction - Commercial	3,322	8,022	1.29%	116	10,883	1.46%	571	11,129	1.58%
Acquistion & Development	110	3,148	0.51%	1,737	5,008	0.67%	-	5,329	0.75%

Other Loans
Home Equity	2,240	93,929	15.08%	2,301	107,525	14.46%	1,295	98,410	13.93%
Consumer	2,447	73,870	11.86%	628	87,162	11.72%	691	64,673	9.16%
Commercial	318	17,848	2.86%	394	25,273	3.40%	451	20,009	2.83%
Total	$13,810	$622,968	100.00%	$10,598	$743,643	100.00%	$6,482	$706,400	100.00%

	2006			2005
			Percent of Loans			Percent of Loans
	Amount of Loan	Loan Amounts	in Each Category	Amount of Loan	Loan Amounts	in Each Category
	Loss Allowance	by Category	to Total Loans	Loss Allowance	by Category	to Total Loans

Real Estate Loans
One-to four-family real estate	$771	$334,000	52.14%	$672	$324,682	55.88%
Commercial real estate	660	60,912	9.51%	1,041	59,074	10.16%
Other (land & multi-family)	212	34,446	5.38%	117	20,302	3.49%

Real Estate Constrcution
Construction-one-to four family	323	32,467	5.07%	185	24,242	4.17%
Construction -commercial	63	2,862	0.45%	26	2,577	0.44%
Acquistion & Development	-	2,103	0.33%	-	-	-

Other Loans
Home equity	745	91,062	14.22%	497	79,016	13.60%
Consumer	1,327	63,630	9.93%	1,581	62,846	10.81%
Commercial	604	19,044	2.97%	468	8,430	1.45%
Total	$4,705	$640,526	100.00%	$4,587	$581,169	100.00%

Investment Activities

General The Bank is required by federal regulations to maintain an amount of liquid assets, such as cash and short-term securities, for the purposes of meeting operational needs.  The Bank is also permitted to make certain other securities investments.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments.”  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

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

The Board of Directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the board. Investment activities are directed by the Chief Financial Officer and the Treasurer in coordination with the Company’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

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

Investment Securities The Bank invests in investment securities, for example United States government sponsored enterprises and state and municipal obligations, as part of its asset liability management strategy.  All such securities are classified as available for sale.

GAAP requires investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities are classified as available for sale when they might be sold before maturity.

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

The amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2009, the Company’s security portfolio consisted of 129 securities, 36 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At December 31, 2009, approximately $156.6 million, or 88% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Under new accounting guidance implemented in the first quarter of  2009 for measuring impairment of available for sale securities, the Bank recorded other-than-temporary impairment (OTTI) charges of $4.5 million (See also the Item 7-Management Discussion and Analysis-Investment Securities). These charges represent credit losses from our investments in non-agency collateralized mortgage obligations, caused by defaults and losses on the underlying mortgages. As of December 31, 2009 the Bank held approximately $22.1 million of non-agency collateralized mortgages. Due to the severe ongoing economic condition there is no assurance that additional losses may not be incurred in the future.

The following table sets forth the composition of the securities portfolio and other earning assets at the dates indicated.

	At December 31,
	2009		2008		2007
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency	$15,752	8.85%	$14,200	9.63%	$11,510	8.58%
State and municipal	844	0.47%	2,513	1.70%	8,684	6.47%
Mortgage backed securities - residential	38,410	21.59%	37,948	25.73%	33,282	24.81%
Collateralized mortgage obligations - U.S. Govt	102,439	57.57%	76,076	51.59%	62,349	46.49%
Collateralized mortgage obligations - other	20,493	11.52%	16,737	11.35%	18,308	13.65%
Total	$177,938	100.00%	$147,474	100.00%	$134,133	100.00%

Other earning assets:
Interest-earning deposits with banks	$3,968	10.19%	$24,033	60.15%	$24,584	63.27%
FHLB stock	10,023	25.73%	9,996	25.02%	9,293	23.92%
Other investments	24,965	64.08%	5,927	14.83%	4,977	12.81%
Total	$38,956	100.00%	$39,956	100.00%	$38,854	100.00%

The composition and scheduled maturities of the debt securities portfolio, as of December 31, 2009, are as follows:

			Greater Than	Greater
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Than 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government and agency	$-	$-	$-	$15,998	$15,998	$15,752
State and Municipal	-	-	-	947	947	844
Mortgage-backed securities – residential			3,715	33,675	37,390	38,410
Collateralized mortgage obligations – US Govt			8,670	92,566	101,236	102,439
Collateralized mortgage Obligations – other	-	-	1,377	20,739	22,116	20,493
Total investment securities	$-	$-	$13,762	$163,925	$177,687	$177,938

Weighted average yield	-%	-%	4.72%	4.83%	4.82%	4.82%

(1)	The above presentation does not include the carrying values, yields and maturities of mutual funds as these investments do not have contractual maturities.
(2)	Actual maturities are often shorter than the scheduled maturities due to the effect of prepayments.

Sources of Funds

General The Bank’s sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of investment securities, borrowings, and funds provided from operations.

Deposits The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms.  Deposits consist of time deposit accounts, savings, money market and demand deposit accounts. The Bank's origin as a credit union enables it to enjoy the benefit of long-term deposit customers.  Historically, the Bank has paid attractive rates on deposit accounts.  The Bank relies primarily on competitive pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank will purchase time deposit accounts from brokers at costs and terms which are comparable to time deposits originated in the branch offices.  The Bank had $54.7 million of brokered deposits at December 31, 2009, which was 9.8% of total deposits.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. Pricing of deposits are managed to be consistent with overall asset/liability management, liquidity and growth objectives. Management considers numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank (“FHLB”). Interest rates are reviewed regularly by senior management as a part of its asset-liability management actions.  Based on historical experience, management believes the Bank’s deposits are a relatively stable source of funds.  Despite this stability, the Bank’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2009			2008			2007

			Weighted			Weighted			Weighted
			average			average			average
	Balance	Percent	rate	Balance	Percent	rate	Balance	Percent	Rate
					(Dollars in thousands)
Deposit type:
Non interest bearing demand	$34,988	6.30%	-	$33,192	5.31%	-	$35,284	6.05%	-
Savings	31,999	5.76%	0.38%	32,465	5.20%	0.38%	35,633	6.11%	0.37%
Interest bearing demand	79,192	14.26%	1.84%	67,714	10.84%	2.78%	45,893	7.88%	2.59%
Money market demand	128,785	23.18%	1.47%	131,923	21.12%	2.95%	149,266	25.62%	4.06%

Total transaction accounts	274,964	49.50%	1.26%	265,294	42.47%	2.22%	266,076	45.66%	2.77%

Certificates of deposit	280,480	50.50%	3.09%	359,312	57.53%	4.12%	316,654	54.34%	4.98%

Total deposits	$555,444	100.00%	2.19%	$624,606	100.00%	3.31%	$582,730	100.00%	3.97%

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $132.2 million.  The following table sets forth the maturity of those certificates as of December 31, 2009.

Maturity Period	At December 31, 2009
(Dollars in Thousands)

Three months or less	$20,555
Over three months through six months	11,217
Over six months through one year	48,137
Over one year to three years	44,607
Over three years	7,639

Total	$132,155

FHLB Advances Although deposits are the primary source of funds, the Bank may utilize borrowings when it is a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity is required to fund loan demand or when they meet asset/liability management goals.  Borrowings have historically consisted primarily of advances from the FHLB of Atlanta; however the Bank also has the ability to borrow from the Federal Reserve Bank (FRB) of Atlanta.  See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

Advances from the FHLB of Atlanta may be obtained upon the security of mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2009, the Company had $182.7 million in FHLB advances outstanding.

The following table sets forth information as to FHLB advances for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Average balance outstanding	$180,316	$191,055	$148,184

Maximum month-end balance	$204,858	$207,592	$173,000

Balance at end of period	$182,694	$184,850	$173,000

Weighted average interest rate during the period	3.75%	3.97%	4.49%

Weighted average interest rate at end of period	3.45%	4.05%	4.23%

Other borrowings Other borrowings were $12.2 million at December 31, 2009 as the Company borrowed $10.0 million from the Federal Reserve Bank in late December 2009 in conjunction with the sale of our Lake City, Florida branch.  This borrowing was repaid in full during early January 2010.  The Company also borrowed $2.2 million from another financial institution which is secured by shares owned by Atlantic Coast Federal MHC. The entire amount of this loan was contributed to Atlantic Coast Bank as additional contributed capital.

Securities sold under agreements to repurchase Securities sold under agreements to repurchase with a carrying value of $92.8 million are secured by mortgage-backed securities as part of a structured transaction (see Securities Available for Sale) with a carrying amount of $119.9 million at December 31, 2009, with maturities beginning in January 2014. Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender.  There have been no early terminations. At maturity or termination, the securities underlying the agreements will be returned to the Company.

Subsidiary and Other Activities

At December 31, 2009, Atlantic Coast Federal Corporation did not have any active subsidiaries other than Atlantic Coast Bank. During 2005, Atlantic Coast Bank formed Atlantic Coast Holdings, Inc. (“Holdings”) as a wholly owned subsidiary for the purpose of managing and investing in certain securities, as well as owning all of the common stock and 85% of the preferred stock of Coastal Properties, Inc. a Real Estate Investment Trust (“REIT”). The REIT was formed for the purpose of holding Georgia and Florida first lien residential mortgages originated by Atlantic Coast Bank.  Both Atlantic Coast Holdings, Inc. and the REIT were dissolved during 2009 as part of a comprehensive revision of our income tax strategy.

Employees

At December 31, 2009, the Bank had a total of 165 employees, including 12 part-time employees.  The Company’s employees are not represented by any collective bargaining group.

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

General Atlantic Coast Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), which insures the deposits of Atlantic Coast Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.  The OTS regularly examines the Bank and prepares reports for the consideration of Atlantic Coast Bank’s board of directors on any deficiencies it may find in the Bank’s operations.  The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of loan documents.  Any change in such regulations, whether by the FDIC, the OTS, or the Congress, could have a material adverse impact on Atlantic Coast Federal Corporation and Atlantic Coast Bank and their operations.

Proposed Federal Legislation

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies.  As a result, the Company would become a bank holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that the Company would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Atlantic Coast Federal Corporation

General Atlantic Coast Federal Corporation is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners’ Loan Act.  It is required to file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over Atlantic Coast Federal Corporation and any non-savings institution subsidiaries.  This permits the OTS to restrict or prohibit activities it determines to be a serious risk to Atlantic Coast Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Atlantic Coast Federal Corporation.

Activities Restrictions Atlantic Coast Federal Corporation and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.

If Atlantic Coast Bank fails the qualified thrift lender test, Atlantic Coast Federal Corporation must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies.  See “- Qualified Thrift Lender Test.”

Mergers and Acquisitions Atlantic Coast Federal Corporation must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for Atlantic Coast Federal Corporation to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of Atlantic Coast Federal Corporation and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by Atlantic Coast Federal Corporation OTS regulations require Atlantic Coast Federal, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Atlantic Coast Federal Corporation.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) and the waiver would not be detrimental to the safe and sound operation of the institution.

In 2009, Atlantic Coast Federal, MHC waived receipt of quarterly dividends in the total amount of $175,000.  It is anticipated Atlantic Coast Federal, MHC will waive dividends, from time to time, paid by Atlantic Coast Federal Corporation, if any.  Under OTS regulations, public stockholders would not be diluted because of any dividends waived by Atlantic Coast Federal, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Atlantic Coast Federal, MHC converts to stock form.

Conversion of Atlantic Coast Federal, MHC to Stock Form The OTS regulations permit Atlantic Coast Federal, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Second Step Conversion”).  There can be no assurance when, if ever, a second Step Conversion will occur.  In a Second Step Conversion a new holding company would be formed as the successor to Atlantic Coast Federal Corporation (the “New Holding Company”), Atlantic Coast Federal, MHC’s corporate existence would end, and certain depositors of Atlantic Coast Bank would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Atlantic Coast Federal, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Atlantic Coast Federal Corporation immediately prior to the Second Step Conversation.  The total number of shares held by Minority Stockholders after a Second Step Conversion also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Second Step Conversion.

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

Atlantic Coast Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2009, Atlantic Coast Bank’s lending limit under this restriction was $9.6 million.  Atlantic Coast Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

Insurance of Deposit Accounts Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, federal legislation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  The Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures.  As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $6,142,000 in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.  In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and October 31, 2009.  Under the program, the FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  The Company and the Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  The Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

Regulatory Capital Requirements

Federally insured savings institutions, such as Atlantic Coast Bank, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.  Atlantic Coast Bank meets the requirements to be considered adequately capitalized, as well as those required to be well capitalized. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation.  Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income.  In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.  At December 31, 2009, Atlantic Coast Bank had $113,000 of intangible assets, consisting entirely of net core deposit intangible.

At December 31, 2009, Atlantic Coast Bank had tangible capital of $56.1 million, or 6.2% of adjusted total assets, which is approximately $42.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 2009, Atlantic Coast Bank had $113,000 of intangibles, which were subject to these tests.  At December 31, 2009, Atlantic Coast Bank had core capital equal to $55.7 million, or 6.1% of adjusted total assets, which is $19.5 million above the minimum requirement of 4.0% in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets (“Tier 1”).  At December 31, 2009, Atlantic Coast Bank had Tier 1 risk-based capital of $55.7 million or 10.2% of risk-weighted assets, which is approximately $33.8 million above the minimum on such date.  The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core capital as defined above and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On December 31, 2009, Atlantic Coast Bank had total risk-based capital of $62.6 million and risk-weighted assets of $547.0 million; or total capital of 11.4% of risk-weighted assets.  This amount was $18.8 million above the 8.0% requirement in effect on that date.

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

Qualified Thrift Lender Test

All savings institutions, including Atlantic Coast Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2009, Atlantic Coast Bank was in compliance with the test.

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

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OTS, in connection with the examination of Atlantic Coast Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Atlantic Coast Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Atlantic Coast Bank may be required to devote additional funds for investment and lending in its local community.  Atlantic Coast Bank was examined for Community Reinvestment Act compliance in 2009 and received a rating of satisfactory in its latest examination.

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

USA PATRIOT Act

The USA PATRIOT Act was signed into law on October 26, 2001.  The USA PATRIOT Act gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a FDIC insured institution.  Accordingly, if the Company engages in a merger or other acquisition, controls designed to combat money laundering would be considered as part of the application process.  Management has established policies, procedures and systems designed to comply with these regulations.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts.  At December 31, 2009, Atlantic Coast Bank was in compliance with these reserve requirements.

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

As a member, Atlantic Coast Bank is required to purchase and maintain stock in the FHLB of Atlanta.  At December 31, 2009, Atlantic Coast Bank had $10.0 million in FHLB stock, which was in compliance with this requirement.  Atlantic Coast Bank received dividends of $31,000 for the fiscal year ended December 31, 2009.  Over the past two fiscal years such dividends have averaged 1.92% and were 0.31% for the fiscal year ended December 31, 2009.

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

Item 1A Risk Factors

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

Risks Relating to the Business

We could record future losses on our holdings of private label securities.  In addition, we may not receive full future interest payments on these securities.

We own private label collateralized mortgage obligations with an amortized cost basis of $22.1 million and a fair value of $20.5 million at December 31, 2009.  The original purchase price of these securities was $36.5 million.  We recognized total other-than-temporary impairment of $4.5 million for these securities for the year ended December 31, 2009, of which $4.5 million was credit-related losses recorded through our income statement as a reduction of non-interest income, and $4,000 was recorded as a decrease to other comprehensive income.

The following table sets forth information with respect to these securities as of December 31, 2009.

		At December 31, 2009
		(Dollars in Thousands)
	Amortized	Fair	Number of
	Cost	Value	Securities	OTTI
Collateralized mortgage obligations - other with OTTI	$6,174	$4,942	7	$4,467
Collateralized mortgage obligations - other with no OTTI	15,942	15,551	11	-
Collateralized mortgage obligations - other - Total	$22,116	$20,493	18	$4,467

The geographic concentration in loans secured by one- to four- family residential real estate may increase credit losses, which could increase the level of provision for loan losses.

As of December 31, 2009 approximately 64.4% of the Bank’s total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida. The recent downturn in the local and national economy, particularly affecting real estate values and employment, could adversely affect the Bank’s loan customers’ ability to repay their loans.  In the event the Bank is required to foreclose on a property securing a mortgage loans or pursue other remedies in order to protect the Bank’s investment, there can be no assurance the Bank will recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, the Bank would sustain loan losses and potentially incur a higher provision for loan loss expense.

The loan portfolio possesses increased risk due to our number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase the level of provision for loan losses.

The Bank’s outstanding commercial real estate, commercial business, construction, multi-family, and manufactured home, automobile and other consumer loans accounted for approximately 35.6% of the total loan portfolio as of December 31, 2009.  Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties.  Historically, these loans have had higher risks than loans secured by residential real estate for the following reasons:

•
Commercial Real Estate and Commercial Business Loans Repayment is dependent on income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service.  This risk has been exacerbated by the extended recession in commercial real estate and commercial land, particularly in our markets.

•
Commercial and Multi-Family Construction Loans Repayment is dependent upon the completion of the project and income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service.

•
Single Family Construction Loans Repayment is dependent upon the successful completion of the project and the ability of the contractor or builder to repay the loan from the sale of the property or obtaining permanent financing.

•	Multi-Family Real Estate Loans Repayment is dependent on income being generated by the rental property in amounts sufficient to cover operating expenses and debt service.

•
Consumer Loans Consumer loans (such as automobile and manufactured home loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

Increased provisions for loan losses would negatively affect the results of operation.  For further information concerning these risks, see Item 1. Business –“Lending Activities” and “- Asset Quality.”

The loan portfolio possesses increased risk due to portfolio lending during a period of rising real estate values, high sales volume activity and historically low interest rate environment.

Much of our portfolio lending is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida.  As a result of lending during a period of rising real estate values and historically low interest rates, a significant portion of the loan portfolio is unseasoned and potentially under-collateralized given the recent significant decline in real estate values.  Sufficient time has not elapsed to ascertain the magnitude of potential losses resulting from lending during a period of intense changes in the real estate market.  Additionally, given the historically low interest rate environment over this same period, the unseasoned adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level and may involve repayment risks resulting from potentially increasing payment obligations by borrowers as a result of re-pricing.  At December 31, 2009 there were $302.7 million in adjustable rate loans which made up 48.6% of the loan portfolio.

If economic conditions continue to deteriorate or the economic recovery remains slow over an extended period of time in our primary market areas of Jacksonville, Florida and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrower’s ability to repay loans declines and the value of the collateral securing the loan decreases.

The Bank’s financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events.  The Bank holds approximately 27.5% of the deposits in Ware County, the county in which Waycross, Georgia is located.  The Bank has approximately 1.06% of the deposits in the Jacksonville, Florida, metropolitan area.  Additionally, the Bank’s market share of loans in Ware County is significantly greater than its share of the loan market in the Jacksonville metropolitan area.  As a result of the concentration in Ware County, the Bank may be more susceptible to adverse market conditions in that market.  Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral.  Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.  The unemployment rate for the Jacksonville, Florida metropolitan area was an estimated 11.3% as of December 31, 2009.  In addition, the Jacksonville metropolitan area had the 26th highest foreclosure rate of one- to four-family residences in the United States.

If the allowance for loan losses is not sufficient to cover actual losses, income and capital will be negatively affected.

In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, the Bank may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on the Bank’s financial condition and results of operations. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and the Bank’s historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans the estimate of impairment is based on the underlying collateral.  If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance.  The allowance for loan losses is also periodically reviewed by the OTS, who may disagree with the allowance and require the Bank to increase the amount.  Additions to the allowance for loans losses would be made through increased provisions for loan losses and would negatively affect the bank’s results of operations.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of our senior management team.  Our strategy and operations are directed by the senior management team, approximately one-third of whom have joined us since 2004 and each of whom has over 10 years of financial institution experience. Currently, the president and chief executive officer, the chief financial officer, the chief credit officer and the executive vice president of retail operations have employment contracts. Any loss of the services of the president and chief executive officer or other members of the management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets.

Future changes in interest rates could impact our net income.

Net income is the amount by which net interest income and non-interest income exceeds non-interest expenses and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•	interest income earned on interest-earning assets, such as loans and securities; and

•	interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

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

The Federal Reserve Board maintained the federal funds rate at the historically low rate of 0.25% during 2009. The federal funds rate has a direct correlation to general rates of interest, including the Bank’s interest-bearing deposits. As explained in more detail in Item 7A of this Annual Report on Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk,” the Bank’s mix of asset and liabilities are considered to be sensitive to interest rate changes.   In a low rate environment, the Bank may be susceptible to the payoff or refinance of high rate mortgage loans that could reduce net interest income. On the other hand, if interest rates rise, net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities.  In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related and investment securities.  For a further discussion of how changes in interest rates could impact the Bank, see Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Electronic Funds Transfer (EFT) act, also known as Regulation E, may negatively impact our non-interest income.

On November 12, 2009 The Federal Reserve Board announced the final rules amending Regulation E (Reg E) that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents to opt-in, to the overdraft service for those types of transactions. Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  The impact of Reg E is unknown at this time, but has the potential to reduce our non-interest income.

Our operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

Our non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. Our 2009 efficiency ratio was negatively affected by other-than-temporary impairment losses, losses on sale of portfolio loans and losses on sale of foreclosed assets, as well as higher collection expenses. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2009 and 2008, our efficiency ratio was 93.6% and 77.0%, respectively. Generally, this means we spent $0.94 and $0.77 during 2009 and 2008 to generate $1.00 of income.  This reflects a trend where our efficiency ratio has deteriorated from 63.5% to 93.6% for the eight-year period ended December 31, 2009.

The slowing and uncertain economy has negatively impacted our ability to grow loans in our primary market area, and combined with strong competition, may further reduce our ability to obtain loans and also decrease our yield on loans.

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

Near term economic growth in our Florida market area is likely to be limited.

From 2000 to mid-2007, the Jacksonville metropolitan area had been one of the fastest growing economies in the United States.  Consequently, the area experienced substantial growth in population, new business formation and public works spending. Due to the considerable slowing of economic growth and migration into our market area since mid-2007 and the resulting downturn in the real estate market, management believes growth in our market area will be moderate in the near term.  Growth in the first mortgage loan portfolio has been negatively impacted by a slowing in residential real estate sales activity in our markets.  A decrease in existing and new home sales decreases lending opportunities, and may negatively affect our income.  In addition, the Jacksonville metropolitan area had the 26th highest foreclosure rate of one- to four-family residences in the United States. Some of our commercial real estate loans secured by properties in the early stages of development could also be adversely affected by the downturn in Florida’s real estate market and in general economic conditions. Further declines in the real estate market could have a significant effect on the Florida economy, thus negatively affecting our customer funds on deposit, loan demand and our branch expansion efforts.

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

Atlantic Coast Federal Corporation’s expenses will increase as a result of increases in Federal Deposit Insurance Corporation insurance premiums

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $462,000 during the quarter ended June 30, 2009, to reflect the special assessment.  Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.  In addition, the Federal Deposit Insurance Corporation increased the general deposit insurance assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The prepayment amount was collected in December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years.  Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $6,142,000.

Future legislative or regulatory actions responding to financial market weakness could affect us adversely

There can be no assurance that actions of the United States Congress, the United States Government, the Federal Reserve and other governmental and regulatory bodies taken for the purpose of stabilizing the financial markets will achieve the intended effect.  In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was enacted in October 2008 and the United States Treasury Department has instituted programs under the ESSA designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted which is intended to expand and established government spending programs and provide certain tax cuts to stimulate the economy.  The United States Government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the recently announced foreclosure prevention program.

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

Atlantic Coast Federal Corporation’s common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in the Stock Company’s common stock is relatively small, less than approximately 5,547 shares per day in 2009, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of Atlantic Coast Federal Corporation’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Atlantic Coast Federal Corporation’s holding company, Atlantic Coast Federal, MHC owned approximately 65.0% of the common stock at December 31, 2009. Directors and executive officers own or control approximately 7.0% of the common stock. The same directors and executive officers that manage Atlantic Coast Federal Corporation, also manage Atlantic Coast Federal, MHC. Public stockholders who are not associated with the MHC or Atlantic Coast Federal Corporation owned approximately 30.1% of the common stock at December 31, 2009. The Board of Directors of Atlantic Coast Federal, MHC will be able to exercise voting control over most matters put to a vote of stockholders because the MHC owns a majority of Atlantic Coast Federal Corporation’s common stock.  For example, Atlantic Coast Federal, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

Stock issued pursuant to the exercise of stock options awarded to directors and management will dilute public stockholder ownership.

Directors and management currently hold options to purchase approximately 472,000 shares of common stock, or 3.5% of total common stock outstanding. There are an additional 240,000 shares available for future awards of options under the current stock option plan, or 1.8% of the common stock outstanding. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of grant. The payments are not made until the option is actually exercised by the recipient. The issuance of common stock pursuant to the exercise of total stock options under the stock option plan will result in the dilution of existing stockholders voting interests by 5.3% unless shares are repurchased to cover such exercise.

Ability to pay dividends is limited.

Atlantic Coast Federal Corporation’s ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of the business, including capital needs related to future growth. The primary source of income is the payment of dividends from Atlantic Coast Bank to the Stock Company. Atlantic Coast Bank, in turn, is subject to regulatory requirements potentially limiting its ability to pay such dividends and by the need to maintain sufficient capital for its operations and obligations.  Thus, there can be no assurance the Company will pay dividends to common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.  On September 25, 2009, the Company announced that it had suspended its regular quarterly cash dividend.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

At December 31, 2009, Atlantic Coast Bank had eleven full-service offices and one drive-up facility and a leased office space for the Florida regional center.  Atlantic Coast Bank owns all locations except the regional office in Jacksonville, FL and the branch location in Orange Park, FL.  The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $15.3 million at December 31, 2009.

We sold our Lake City, Florida branch in December 2009 due to our assessment the branch would not achieve a targeted level of profitability within an acceptable timeframe or fit our market footprint.

The following table provides a list of the Bank’s main and branch offices.

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date	December 31, 2009
			(Dollars in Thousands)
HOME AND EXECUTIVE OFFICE	Owned	—	$1,913
AND MAIN BRANCH
505 Haines Avenue
Waycross, GA 31501

FLORIDA REGIONAL CENTER	Leased	April 2012	60
12724 Gran Bay Parkway
Suite 150
Jacksonville, FL 32258

BRANCH OFFICES:	Owned	—	125
Drive-up Facility
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	—	558
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	412
Douglas, GA 31533

213 Hwy 80 West	Owned	—	273
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	1,295
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	1,041
Jacksonville, FL 32221

1567 Kingsley Avenue	Leased	January 2018	729
Orange Park, FL 32073

930 University Avenue, North	Owned	—	1,016
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,488
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	—	3,801
Neptune Beach, FL 32233

2766 Race Track Road	Owned	—	2,142
Jacksonville, FL 32259

Management believes the Company’s facilities are suitable for their purpose and adequate to support its business.  Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations.

Atlantic Coast Bank uses an in-house data processing system, with support provided by Open Solutions, a third-party vendor to maintain the Company’s database of depositor and borrower customer information.  Atlantic Coast Bank extended the data processing contact with Open Solutions during 2007 for an additional five year term taking the contract to March 2012. The net book value of data processing and computer equipment at December 31, 2009, was approximately $681,000.

Item 3 Legal Proceedings

From time to time, The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Management does not anticipate incurring any material liability as a result of this litigation at December 31, 2009. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4 Reserved

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Atlantic Coast Federal Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.”  As of March 19, 2010, there were 14,813,469 shares of common stock issued, with approximately 2,000 stockholders, including approximately 1,100 beneficial owners and other persons or entities holding stock in nominee or “street name” accounts with brokers.

The Company began paying quarterly dividends in May 2005 using earnings from investments and un-invested proceeds received from the minority share stock offering completed on October 4, 2004. On September 25, 2009, the Company announced that it had suspended its regular quarterly cash dividend.  Future dividend payments by Atlantic Coast Federal Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Bank.  Under OTS regulations, the dollar amount of dividends Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings.  Generally, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OTS regulations. See Business -“How We Are Regulated-Limitations on Dividends and Other Capital Distributions.”  Atlantic Coast Bank may not declare or pay a dividend on, or repurchase any, of its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount prescribed by the OTS for adequately capitalized institutions.

The following table sets forth the quarterly market price range of, and dividends declared on, Atlantic Coast Federal Corporation’s common stock for the two years ended December 31, 2009 and 2008:

	High	Low	Dividends

Fiscal 2009
January 1-March 31	$4.97	$1.75	$0.01
April 1- June 30	3.25	1.87	0.01
July 1- September 30	2.33	1.74	0.00
October 1- December 31	2.17	1.25	0.00

Fiscal 2008
January 1-March 31	$12.19	$8.10	$0.15
April 1- June 30	9.93	7.30	0.12
July 1- September 30	8.47	4.69	0.11
October 1- December 31	7.89	3.40	0.09

The table below sets forth information regarding Atlantic Coast Federal Corporation’s common stock repurchase plan during the fourth quarters of 2009 and 2008.

Month ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2009	-	-	-	172,334
November 30, 2009	-	-	-	172,334
December 31, 2009	-	-	-	172,334
Total	-	-	-	172,334

October 31, 2008	12,800	$6.77	12,800	207,117
November 30, 2008	7,300	6.17	7,300	199,817
December 31, 2008	20,083	4.11	20,083	179,734
Total	40,183	$5.33	40,183	179,734

The table below sets forth information, as of December 31, 2009, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price(2) of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(3)

Equity compensation plans approved by stockholders	472,345	$13.94	240,482
Equity compensation plans not approved by stockholders	—	—	—
Total	472,345	$13.94	240,482

(1)	Consists of options to purchase 472,345 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(3)	Consists of stock options for 240,482 shares of common stock available to be granted from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

Item 6 Selected Financial Data

The following is a summary of selected consolidated financial data of Atlantic Coast Federal Corporation at and for the dates indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

	At December 31,
Selected Consolidated Balance	2009	2008	2007	2006	2005
Sheet Data:	(Dollars in Thousands)
Total assets	$905,561	$996,089	$931,026	$843,079	$744,116
Cash and cash equivalents	37,144	34,058	29,310	41,057	37,959
Securities available-for-sale	177,938	147,474	134,216	99,231	71,965
Loans receivable, net	614,371	741,879	703,513	639,517	580,441
FHLB stock	10,023	9,996	9,293	7,948	7,074
Deposits	555,444	624,606	582,730	573,052	516,321
Total borrowings	194,894	184,850	173,000	144,000	129,000
Total stockholders’ equity	56,541	83,960	89,806	91,087	92,917

	Years Ended December 31,
Selected Consolidated Statement of	2009	2008	2007	2006	2005
Income Data:	(Dollars in Thousands)
Total interest income	$48,718	$55,259	$55,509	$46,407	$37,254
Total interest expense	26,935	32,009	33,123	24,747	17,139
Net interest income	21,783	23,250	22,386	21,660	20,115
Provision for loan losses	24,873	13,948	2,616	475	2,121

Net interest income (loss) after provision for loan losses	(3,090)	9,302	19,770	21,185	17,994
Non-interest income	4,165	10,949	7,173	8,006	7,896
Non-interest expense	24,300	26,329	25,698	21,680	19,575

(Loss) income before income taxes	(23,225)	(6,078)	1,245	7,511	6,315

Income tax expense (benefit)	6,110	(3,233)	130	2,382	1,290

Net (loss) income	$(29,335)	$(2,845)	$1,115	$5,129	$5,025
(Loss) earnings per share:
Basic	$(2.24)	$(0.22)	$0.08	$0.38	$0.36
(Loss) earnings per share:
Diluted	$(2.24)	$(0.22)	$0.08	$0.38	$0.36

Item 6 Selected Financial Data, continued

Selected Consolidated Financial Ratios and Other Data:	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Performance Ratios:
Return (loss) on assets (ratio of net income to average total assets)	(3.01)%	(0.29)%	0.12%	0.66%	0.71%
Return (loss) on equity (ratio of net income to average equity)	(38.40)%	(3.22)%	1.22%	5.48%	5.07%
Dividend Payout ratio	(0.9)%	(213.6)%	712.5%	110.53%	72.22%
Interest rate spread information:
Interest rate spread	2.14%	2.21%	2.23%	2.55%	2.62%
Net interest margin(1)	2.37%	2.53%	2.67%	2.99%	3.06%
Ratio of operating expense to average total assets	2.34%	2.61%	2.85%	2.78%	2.78%
Efficiency ratio(2)	93.65%	76.99%	86.94%	73.08%	69.88%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.92%	109.06%	110.96%	113.01%	116.92%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	4.44%	2.90%	1.03%	0.40%	0.39%
Allowance for loan losses to non performing loans	39.29%	41.50%	82.69%	154.21%	175.36%
Allowance for loan losses to total Loans	2.22%	1.43%	0.92%	0.73%	0.78%
Net charge-offs to average outstanding loans	3.11%	1.35%	0.13%	0.06%	0.27%
Non-performing loans to total Loans	5.64%	3.43%	1.11%	0.48%	0.45%

Capital Ratios:
Equity to total assets at end of period	6.24%	8.43%	9.65%	10.80%	12.49%
Average equity to average assets	7.83%	9.03%	10.23%	12.00%	14.07%

Other Data:
Number of full-service offices	11	12	13	13	12
Number of loans	11,094	14,126	14,101	14,679	15,151
Number of deposit accounts	39,282	46,148	48,334	49,896	51,738

(1)	Net interest income divided by average interest earning assets.

(2)	Efficiency ratio represents non-interest expense as a percentage of net interest income plus non-interest income.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Bank’s principal business consists of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. The Bank is significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies and regulations concerning among other things, monetary and fiscal affairs, housing and financial institutions.  Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and level of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic growth. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, maturities of securities and income provided from operations.  Earnings are primarily dependent upon net interest income, which is the difference between interest income and interest expense and the provision for loan losses.

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings.  Provision for loan losses results from actual incurred losses when loans are charged-off and the collateral is insufficient to recover unpaid amounts, as well as an allowance for estimated future losses from uncollected loans. Earnings are also affected by the Bank’s   service charges, gains and losses from sales of loans and securities, commission income, interchange fees, other income, non-interest expenses and income taxes.  Non-interest expenses consist of compensation and benefit expenses, occupancy and equipment costs, data processing costs, FDIC insurance premiums, outside professional services, interchange fees, advertising expenses, telephone expense, and other expenses.

Critical Accounting Policies

 Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations.  Management believes that its critical accounting policies include determining the allowance for loan losses, determining other-than-temporary impairment of securities, the valuation of goodwill and accounting for deferred income taxes.   Accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

Allowance for Loan Losses

An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the deterioration of the United States economy in general, it is increasingly likely that impairment reserves on non-performing collateral dependent loans, particularly one- to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one- to four-family residential loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas.  Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of loan and specific allowances for identified problem loans.  The allowance also incorporates the results of measuring impaired loans.

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-offs experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and continued to increase during 2009.  The increase reflects the deterioration of market conditions, and the increase in the recent loan experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

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

The allowance for loan losses was $13.8 million at December 31, 2009, and $10.6 million at December 31, 2008.   The allowance for loan losses as a percentage of total loans was 2.22% at December 31, 2009, and 1.43% as of December 31, 2008.  The provision for loan losses for each quarter of 2009 and 2008, and the total for the respective years is as follows:

	2009	2008
	(In Millions)
First quarter	$5.8	$1.6
Second quarter	6.2	3.8
Third quarter	6.6	3.8
Fourth quarter	6.3	4.7
Total	$24.9	$13.9

This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long-term and short-term periods.  Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact the required level of allowance for loan losses, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance for loan losses allocated to individually evaluated loan relationships was $5.4 million at December 31, 2009 and $3.5 million at December 31, 2008, an increase of $2.1 million, primarily due to a decline in both real estate values and credit quality.  The increase in 2009 primarily reflected the addition of certain northeast Florida commercial and residential real estate loans.  Given the rapidly changing and uncertain real estate market coupled with changes in borrowers’ financial condition, weakening of collateral values, and the overall economic conditions, management anticipates there will continue to be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The Company recorded an OTTI charge of $4.5 million for the year ended December 31, 2009.

Valuation of Goodwill

 Goodwill is tested at least annually for impairment, more frequently if events or circumstances indicate impairment may exist.  The recessionary economic conditions have significantly affected the banking industry in general, and have had an adverse impact on our financial results.  Financial results for 2009 have been negatively impacted by an increase in credit losses in our loan portfolio, a lower net interest margin due to increased balances of non-performing loans, recognition of other-than-temporary-impairment (OTTI) on certain of our available-for-sale securities and higher loan collection expenses.  The stock price has continued to trade at a price below book value since the fourth quarter of 2008.  Accordingly, an assessment of goodwill impairment was performed during the third quarter of 2009 in advance of the date of normal annual review.  Based on the results of that analysis, an impairment charge of $2.8 million was recorded in the third quarter of 2009, leaving no goodwill on the balance sheet at December 31, 2009.  This non-cash charge had no impact on liquidity, regulatory capital or its well-capitalized status.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  As of December 31, 2009, the Company had  a valuation allowance of $16.2 million, or 100% of the net deferred tax asset.

Business Strategy

Overview Our primary objective is to remain an independent, community-oriented financial institution, serving customers in our primary market areas.  The Board of Directors and management have sought to accomplish this objective through the adoption of a strategy designed to increase our profitability, preserve our capital position, and improve asset quality.  This strategy, which includes our lending strategy described below, primarily involves: 1.) maintaining a portfolio of securities with investments, including mortgage-backed securities, that enable us to balance investment risk, rate of return and liquidity needs; 2.) managing operating expenses while providing high-quality customer service; 3.) organically originating loans utilizing conservative underwriting standards; and 4.) capitalizing on the profitability and growth opportunities in our retail banking network by expanding individual customer relationships and focusing on targeted market segments. The severe downturn in the economy, particularly in our markets, has not impacted our long-term strategy, but in the short term we expect to emphasize capital preservation and liquidity over growth, while looking for opportunities to reduce our cost structure.  To this end, during 2009, the Company suspended its stock repurchase program in March 2009 strategically reduced assets by selling a branch outside of our market footprint and selling originated mortgage loans rather than putting them into our portfolio. Recognizing the limited growth available in the near term we also carried out a reduction in staff initiative during 2009 and further reduced or amended certain employee and director benefit programs in order to reduce operating expenses.

Continued emphasis on mortgage lending Consistent with our federal savings bank charter and the opportunities in our markets, the Bank has historically emphasized one- to four-family residential mortgage lending.  We also originate home equity loans and construction loans for one- to four-family residences.  To a lesser extent, we have also originated other secured commercial loans (including permanent and construction, commercial real estate and small business loans) and other types of consumer loans, such as manufactured home and automobile loans. Until recently, nearly all loans we originated were for portfolio retention.  However during the course of 2008 and 2009 we began to regularly sell originated, conforming residential loans, both fixed rate and adjustable rate, including the related servicing, to other financial institutions in the secondary market for favorable fees. In the latter part of 2009 we also began a program for warehouse lending where we purchased mortgages originated by third parties and held them for sale to investors. We expect to continue this practice in the future, while maintaining our existing mix of portfolio loans.

Typically the Bank funds loans from deposit growth or, in the case of one- to four-family residential loans, from long-term debt with the FHLB. These sources of funds will continue to be the chief sources for funding loans.

Branch network profitability As part of our on-going retail banking strategy, we evaluate the market potential of each branch and its fitness relative to our retail strategy to effectively grow individual consumer and business segments. Consistent with our strategy to profitably grow our retail banking network, we also evaluate other areas within our markets and consider expansion opportunities by either building or leasing new branch facilities, or through acquisition from other financial institutions, as well as selling unprofitable branches. Our recently completed and possible future branch initiatives include:

•
Sale of two Florida branches. The Fernandina Beach and Lake City branches were sold in August 2008 and December 2009, respectively, due to our assessment that these branches did not achieve a targeted level of profitability within an acceptable timeframe or fit our market footprint.

•	Relocation of our Orange Park, Florida branch office to a newly leased space about one mile from the current location, which opened January 2008;

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

General Consistent with our short-term business strategy, total assets decreased $90.5 million to $905.6 million at December 31, 2009 as compared to $996.1 million at December 31, 2008.  The primary reason for the decline in assets was a decrease in gross loans of $124.3 million, partially offset by higher investments in available for sale securities and cash and cash equivalents of $3.1 million.  Core deposits, defined as all deposits other than certificates, grew by a combined $9.7 million, but were offset by a decline in time deposits of $78.8 million.

Following is a summarized comparative balance sheet as of December 31, 2009 and December 31, 2008:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$37,144	$34,058	$3,086	9.1%
Securities available for sale	177,938	147,474	30,464	20.7%
Loans	628,181	752,477	(124,296)	-16.5%
Allowance for loan losses	(13,810)	(10,598)	(3,212)	30.3%
Loans, net	614,371	741,879	(127,508)	-17.2%
Loans held for sale	8,990	736	8,254	1121.5%
Other assets	67,118	71,942	(4,824)	-6.7%
Total assets	$905,561	$996,089	$(90,528)	-9.1%

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$34,988	$33,192	$1,796	5.4%
Interest bearing transaction accounts	79,192	67,714	11,478	17.0%
Savings and money-market	160,784	164,388	(3,604)	-2.2%
Time	280,480	359,312	(78,832)	-21.9%
Total deposits	555,444	624,606	(69,162)	-11.1%
Federal Home Loan Bank advances	182,694	184,850	(2,156)	-1.2%
Securities sold under agreement to repurchase	92,800	92,800	-	0.0%
Other borrowings	12,200	-	12,200	-
Accrued expenses and other liabilities	5,882	9,873	(3,991)	-40.4%
Total liabilities	849,020	912,129	(63,109)	-6.9%
Stockholders' equity	56,541	83,960	(27,419)	-32.7%
Total liabilities and stockholders' equity	$905,561	$996,089	$(90,528)	-9.1%

Cash and cash equivalents Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions.  Throughout the course of 2009 cash and cash equivalents remained elevated compared to previous years due primarily to the liquidity created as a result of the rapid decline in portfolio loans compared to the pace of decline in total deposits. As opportunities became available excess cash was invested in short-term cash management accounts at other banks until more permanent and higher yielding assets were identified. Management expects the balances in cash and cash equivalents will continue to fluctuate as other interest earning assets mature, but trend downward as management identifies opportunities to more efficiently deploy cash in longer-term, but higher yielding investments that fit the Company’s growth and profitability strategies.

Securities available for sale Securities available for sale is composed principally of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities.  The investment portfolio increased approximately $30.5 million to $177.9 million at December 31, 2009, net of purchases, sales and maturities.  Gain on sale of securities available for sale was approximately $383,000.  Expense for other-than-temporary impairment (OTTI) was approximately $4.5 million in non-interest income, primarily on seven private label mortgage-backed securities for the twelve months ended December 31, 2009.  The table below shows the cost basis, fair value, number of securities and OTTI recorded for all collateralized mortgage obligations (CMOs):

	At December 31, 2009
	(Dollars in Thousands)
	Amortized	Fair	Number of
	Cost	Value	Securities	OTTI
CMOs with OTTI	$6,174	$4,942	7	$4,467
CMOs with no OTTI	15,942	15,551	11	-
CMO sTotal	$22,116	$20,493	18	$4,467

The primary causes for the OTTI were high credit default rates and high loss severity experienced on certain mezzanine (support) bonds.

As part of our asset and liability management strategy, we leveraged our growth in securities available for sale via securities sold under agreements to repurchase to take advantage of favorable interest rate spreads and to reduce overall exposure to interest rate risk.  As a result of the unprecedented decline in interest rates, as well as illiquidity in the mortgage-backed securities market, coupled with the overall decline in the Bank’s credit quality, the Bank has been subject to margin and fair value calls from the third party counterparties to the repurchase agreements which has necessitated the Bank to post additional collateral to cover the outstanding securities sold under agreements to repurchase positions.  Additionally, given the collateral requirements of these transactions, the current interest rate environment and the illiquidity in the marketplace, the liquidity of the available for sale securities portfolio is currently limited.  Management will continue to evaluate its options as the economic environment improves and liquidity returns to the marketplace.

Loans held for sale Real estate mortgages held for sale are comprised entirely of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators.  As of December 31, 2009, the weighted average number of days outstanding of real estate mortgages held for sale was 24 days.

            During the year ended December 31, 2009 the Company originated a total of $88.0 million of loans, comprised of approximately $62.4 million of loans internally, and purchased approximately $25.6 million of loans from third parties. The Company intends to continue to focus on opportunities to grow this line of business in the near future due to its favorable margins and efficient capital usage.

Loans Below is a comparative composition of net loans as of December 31, 2009 and December 31, 2008, excluding real estate mortgages held for sale:

	As of December 31,				Increase (decrease)
	2009	% of total loans	2008	% of total loans	Dollars	Percentage
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$306,968	49.3%	$370,783	49.9%	$(63,815)	-17.2%
Commercial	77,403	12.4%	84,134	11.3%	(6,731)	-8.0%
Other ( Land & Multi-family)	37,591	6.0%	43,901	5.9%	(6,310)	-14.4%
Total real estate loans	421,962	67.7%	498,818	67.1%	(76,856)	-15.4%

Real estate construction loans:
Construction-one-to-four family	4,189	0.7%	8,974	1.2%	(4,785)	-53.3%
Construction-commercial	8,022	1.3%	10,883	1.5%	(2,861)	-26.3%
Acquisition & development	3,148	0.5%	5,008	0.7%	(1,860)	-37.1%
Total real estate construction loans	15,359	2.5%	24,865	3.3%	(9,506)	-38.2%

Other loans:
Home equity	93,929	15.1%	107,525	14.5%	(13,596)	-12.6%
Consumer	73,870	11.9%	87,162	11.7%	(13,292)	-15.2%
Commercial	17,848	2.9%	25,273	3.4%	(7,425)	-29.4%
Total other loans	185,647	29.8%	219,960	29.6%	(34,313)	-15.6%

Total loans	622,968	100%	743,643	100%	(120,675)	-16.2%

Allowance for loan losses	(13,810)		(10,598)		(3,212)	30.3%
Net deferred loan costs	5,122		8,662		(3,540)	-40.9%
Premiums on purchased loans	91		172		(81)	-47.1%

Loans, net	$614,371		$741,879		$(127,508)	-17.2%

The composition of the net loan portfolio is heavily weighted toward loans secured by first mortgages, home equity loans, or second mortgages on one- to four-family residences. These loan categories represented approximately 64.0% of the total loan portfolio at both December 31, 2009 and December 31, 2008. Gross portfolio loans declined approximately 16.0% to $623.0 million at December 31, 2009 as compared to $743.6 million at December 31, 2008, in large part due to increased payoffs of one- to four-family residential loans in 2009 due to historically low interest rates combined with weak production. Portfolio loan production has been negatively impacted by the decline in real estate values, slowing residential real estate sales activity and the overall depressed economic environment in the Bank’s markets. Total portfolio loan originations decreased $121.1 million to $38.1 million for the year ended December 31, 2009 from $159.2 million for the year ended December 31, 2008. Also contributing to the decline in outstanding balances in 2009 was loans sold as part of the Bank’s capital preservation strategy.  In 2009, the bank sold performing one- to four-family loans totaling $13.0 million and non-performing loans of $3.0 million. In addition total loans of $11.0 million, principally one- to four-family residential, were included in the Bank’s sale of its Lake City branch in December 2009.

Until critical economic factors such as unemployment and residential real estate values stabilize, management believes portfolio loan balances will continue to decline. However, due to a favorable interest rate environment, production of one- to four-family loans held for sale in the secondary market is expected to continue its moderate pace.  This lending strategy compliments the Bank’s desire to reduce portfolio loan balances in order to maximize capital efficiently.

The Company’s loan portfolio is also heavily weighted in the state of Florida with over 69.0% of one- to four-family residential mortgage loans being secured by properties in Florida.  Georgia represents the second highest concentration with 19.0% of total one- to four-family mortgage loans.  At December 31, 2009, over 64.0% of the Bank’s residential construction loan portfolio was concentrated in Florida.

	Georgia	Florida	Other States	Total
	(Dollars in Thousands)
1-4 Family First Mortgages	$58,664	$210,667	$37,637	$306,968
1-4 Family Second Mortgages	5,482	28,668	3,441	37,591
1-4 Family Construction Loans	1,486	2,703	-	4,189
	$65,632	$242,038	$41,078	$348,748

Allowance for Loan Losses Allowance for loan losses was 2.22% and 1.43% of total loans outstanding at December 31, 2009 and 2008, respectively.

Allowance for loan losses activity for the year ended December 31, 2009 and 2008 was as follows:

	2009	2008
	(Dollars inThousands)

Balance at beginning of period	$10,598	$6,482
Charge-offs:
Real Estate Loans
One-to four-family	8,350	3,514
Commercial	3,822	3,393
Other (Land & Multi-family)	3,605	777
Real Estate Construction Loans
Construction One-to four family	50	336
Construction Commercial	-	-
Acquistion & Development	-	-
Other Loans
Home equity	4,715	1,392
Consumer	1,408	1,232
Commercial	590	345
Total charge-offs	22,540	10,989
Recoveries:
Real Estate Loans
One-to four-family	252	25
Commercial	-	550
Other (Land & Multi-family)	18	45
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	240	3
Consumer	351	533
Commercial	18	1
Total recoveries	879	1,157

Net charge-offs	21,661	9,832
Provision for loan losses	24,873	13,948
Balance at end of period	$13,810	$10,598

Net charge-offs to average loans during this period	3.11%	1.35%
Net charge-offs to average non-performing loans
during this period	60.61%	125.89%
Allowance for loan losses tonon-performing loans	39.29%	41.50%
Allowance as % of total loans (end of period)	2.22%	1.43%
In general the increase in net charge-offs for the year ended December 31, 2009, as compared to the same period in 2008, resulted from the impact of the ongoing recession on our borrowers and reduced real estate collateral values.

Beginning in 2009, the Company reduced the carrying amount of non-performing one- to four-family residential loans with a partial charge-off of the expected estimated loss rather than providing a general allowance; these charge-offs totaled $6.8 million during 2009.  These loans are expected to be resolved with no additional material loss, absent further declines in the fair value of the collateral, or a decision to sell loans as distressed loans.  The increase in home equity charge-offs was primarily the result of increased delinquencies and deteriorating real estate collateral values.  Combined, commercial and other real estate charge-offs include $6.7 million of charge-offs primarily due to four loans which had $3.3 million of specific allowances as of December 31, 2008.  The remaining amounts charged-off in 2009 and 2008 principally represent losses on short-sales or foreclosures of one- to four-family residential loans, home equity and other consumer loans.

Net charge-offs to average outstanding loans was 3.11% in 2009 up from 1.35% for 2008.  Management believes net charge-offs will continue at high levels throughout 2010 in light of declining real estate values and current credit quality concerns.

  The increase in the provision for loan losses in the calendar year 2009 as compared to 2008 was mostly due to residential  and home equity charge-offs described above. The increase in provision expense for specific allowance on non-homogeneous large loans was $1.9 million and was principally due to the ongoing deterioration of certain commercial loan participations in the Company's general market area.

 Non-Performing Assets The following table shows non-performing assets and troubled debt restructurings as of December 31, 2009 and 2008.  Non-performing assets include non-accruing loans and foreclosed assets.

Non-performing assets:	December	December
	2009	2008
	(Dollars in Thousands)
Real Estate
One-to-four-family	$12,343	$10,319
Commercial	3,895	5,126
Other	9,638	2,941

Construction - One-to-four-family	-	86
Construction - Commercial	4,988	3,169
Construction - Acquisition & Development	404	1,812

Other Loans - Consumer
Home Equity	2,973	1,525
Other	909	387
Commercial	-	170

Total non-performing loans	35,150	25,535
Foreclosed assets	5,028	3,332

Total non-performing assets	$40,178	$28,867

Total troubled debt restructurings (TDR)	$22,660	$7,004

Total impaired loans (including TDR)	$44,392	$24,476

Non-performing loans to total loans	5.64%	3.43%
Non-performing loans to total assets	3.85%	2.56%
Non-performing assets to total assets	4.44%	2.90%

Non-performing one- to four-family loans grew as of December 31, 2009, as compared to year end 2008, as significant economic factors such as unemployment, median home prices and resale activity deteriorated significantly during the year.  Unemployment in Florida and Georgia increased from 7.6% and 7.5%, respectively at December 31, 2008, to 11.5% and 10.3%, respectively at the end of 2009. The impact of these factors is magnified for non-owner occupied residential properties, which typically have a higher incidence of default. At December 31, 2009 approximately 29% of the non-performing and 19% of total one- to four-family loans were non-owner occupied.  We expect non-performing one- to four-family loans to remain elevated in the near term before gradually declining in line with improvements in unemployment and the stabilization of home prices.   As of December 31, 2009 non-performing one- to four-family residential loans was net of $5.1 million of partial charge-offs, in accordance with Bank policy.

The increase in other real estate non-performing loans was primarily the result of three lending relationships.  The first loan consists of two parcels, one is light industrial space and the other is an undeveloped land parcel for multifamily development located in northeast Florida for which a charge-down of approximately $500,000 has been recorded.  The original loan balance was $4.0 million.  The second is a $1.3 million land loan located in northeast Florida with a specific reserve of $110,000.  The third is a $1.2 million loan is located in northeast Florida with a specific reserve of $204,000.  Foreclosure proceedings were started on both of the latter two loans during 2009. The balance in commercial construction non-performing loans was the result of one participation lending relationship, a substantially completed condominium and hotel complex located near Disney World in central Florida that is suffering from the lack of availability of end-user condominium financing.  A specific reserve of $3.3 million has been established for this $5.0 million loan. The Bank is not the lead lender with respect to this loan.

A comparison of the allowance for loan losses on loans to non-performing loans as of December 31, 2009 is summarized as follows:

Comparison of Loan Loss Allowance to Non-Performing Loans
December 31, 2009

	Non- Performing Loans	Amount of Loan Loss Allowance	% of Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$12,343	$3,446	27.92%
Commercial	3,895	575	14.76%
Other (land & multi-family)	9,638	1,305	13.54%

Real Estate Construction
Construction One-to four family	-	47	-
Construction Commercial	4,988	3,322	66.60%
Acquistion & Development	404	110	27.23%

Other Loans
Home Equity	2,973	2,240	75.34%
Consumer	909	2,447	269.20%
Commercial	-	318	-
Totals	$35,150	$13,810	39.29%

At December 31, 2009, the Bank had no loans delinquent 90 days or more that were accruing interest.  At December 31, 2009 and 2008, loans 90 days or more past due and non-accrual loans as a percentage of total loans were 5.64% and 3.43% of total assets, respectively.  For the year ended December 31, 2009, contractual gross interest income of $1.4 million would have been recorded on non-performing loans if those loans had been current.  Interest in the amount of $480,000 was included in income during 2009 on such loans.

Impaired Loans The following table shows impaired loans split between performing and non-performing and the associated specific reserve as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)
Performing loans	$5,711	$377	$4,666	$1,737
Non-performing	16,021	4,830	11,492	1,788
TDR-Non-performing	2,722	110	-	-
TDR-performing	19,938	81	7,004	-
Total impaired loans	$44,392	$5,398	$23,162	$3,525

Impaired loans include large non-homogenous loans where it is probable that we will not receive all principal and interest when contractually due and troubled debt restructurings (TDR) with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties.

Impaired loans that were also non-performing increased as described above but remained relatively constant as a percentage of total non-performing loans at 45.6% at December 31, 2009, as compared to 45.0% at year end 2008.  The increased specific reserve for non-performing impaired loans reflects the continued weak economy and, as a result, deterioration of the value of commercial and other real estate collateralizing these loans.

             TDRs increased significantly at year end 2009, as compared to the year end 2008 due to the Bank’s proactive approach to modifying one- to four-family mortgages when a borrower’s financial circumstances prevented them from performing under the original terms of the loan. At December 31, 2009, approximately $17.0 million or 79% of the TDR’s were one- to four-family or consumer loans of which approximately $1.5 million was not performing according to the restructured terms.

Deferred Income Taxes Before considering the valuation allowance, net deferred tax assets grew from $8.5 million at year end 2008, to $16.2 million at the end of 2009 due principally to increased loan charge-offs and higher net operating loss carry forwards. During the course of 2009, the Company’s analysis of certain tax strategies and forecasted future taxable income indicated that some or the entire net deferred tax asset was expected to be realized. As of December 31, 2009, however, the Company has concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a conclusion of full realization could no longer be supported. Consequently the Company has established a valuation reserve of $16.2 million for the full amount of the net federal and state deferred tax assets as of December 31, 2009. Until such time as the Company determines it is more likely than not that it is able to generate taxable income no tax benefits will be recorded in future years to reduce net losses before taxes. However at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance is available as a tax benefit.

Deposits Total deposit account balances were $555.4 million at December 31, 2009, a decrease of $69.2 million from $624.6 million at December 31, 2008.  A significant part of this decrease resulted from the sale of our Lake City, Florida branch at year end 2009. At the time of sale the branch had $40.9 million in total deposits, including $20.7 million of time deposits.   Exclusive of the branch sale, time deposits decreased $58.1 million but core deposits increased   $30.0 million as consumers demonstrated a preference for shorter duration, more liquid deposit products rather than re-investing in time deposits during low interest rate environment.  Net of the branch sale the increase in core deposits occurred as depositors increased their non-interest bearing demand accounts $4.0 million and also increased their interest bearing demand accounts $16.2 million.  As a part of its capital preservation strategy the Bank intentionally lowered rates on time deposits in the second half of 2009 in order to reduce those deposits consistent with loan balances decreases (see comments above under Loans). Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market however and therefore cause the Bank to promote time deposit growth in order to meet liquidity needs.

Federal Home Loan Bank advances FHLB advances had a weighted-average maturity of 61 months and a weighted-average rate of 3.45% at December 31, 2009.   The $2.2 million decrease in FHLB borrowings at December 31, 2009 as compared to December 31, 2008 was due to repayments of $67.2 million offset by additional borrowings of $65.0 million.   The Company expects to continue to utilize FHLB advances to manage both short- and long-term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds. However the amount of the Bank’s borrowing capacity could be impacted by the FHLB-Atlanta’s announcement in February 2010 that it will begin to determine lendable collateral value on the basis of current market-value. The decline in the market value of residential real estate in our primary markets may limit the amount of our future borrowing capacity. In addition, the Bank’s financial performance in the recent two years may also impact the amount of our borrowing capacity as the FHLB utilizes risk factors to determine the amount of collateral requirements for borrowings. Currently Bank management believes the amount of its FHLB borrowing capacity is a sufficient source of liquidity for future growth.

Other borrowings Other borrowings were $12.2 million at December 31, 2009 as the Company borrowed $10.0 million from the Federal Reserve Bank in late December 2009 in conjunction with the sale of our Lake City, Florida branch.  This borrowing was repaid in full during early January 2010.  The Company also borrowed $2.2 million from another financial institution which is secured by shares owned by Atlantic Coast Federal MHC. The entire amount of this loan was contributed to Atlantic Coast Bank as additional contributed capital.

Securities sold under agreements to repurchase Securities sold under agreements to repurchase with a carrying value of $92.8 million are secured by mortgage-backed securities as part of a structured transaction (see Securities Available for Sale) with a carrying amount of $119.9 million at December 31, 2009, with maturities beginning in January 2014. Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender.  There have been no early terminations. At maturity or termination, the securities underlying the agreements will be returned to the Company.

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to use repurchase agreements in the future to fund growth; however we do not plan to be active in the market in the near term.

Stockholders’ Equity

Total stockholders’ equity declined from $84.0 million at December 31, 2008 to $56.5 million at year-end 2009, representing equity to asset ratios of 8.43% and 6.24%, respectively. The change in stockholders’ equity was principally due to the net loss of $29.3 million for the year ended December 31, 2009.

Stockholders’ equity is also affected by changes in accumulated other comprehensive income related to unrealized gains on available for sale securities.  For the year ended December 31, 2009 this amounted to $456,000.  Going forward, management expects changes in interest rates and market liquidity to continue to cause swings in unrealized gains and losses from available for sale securities.

During 2009 the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

Prior to suspending regular cash dividends, the Company’s board of directors approved the payment of quarterly cash dividends for the first and second quarters totaling $.02 per share in the aggregate.  Atlantic Coast Federal, MHC which holds 8,728,500 shares, or 65.0% of the Company’s total outstanding stock at December 31, 2009, waived receipt of the dividend on its owned shares for each quarter of 2009. Total dividend payments waived by the MHC were $175,000. Management expects the MHC to waive receipt of payment on future dividends, if any, for its owned shares.

Prior to suspending its stock repurchase plans the Company purchased approximately 7,000 shares in the first quarter of 2009 at an average price of $3.89 per share.  Shares repurchased are held as treasury stock which totaled $19.9 million.  At December 31, 2009, approximately 173,000 shares of common stock remained to be repurchased under a plan approved by the Company’s Board of Directors in August 2008 and extended in July 2009 prior to suspension.

Atlantic Coast Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well-capitalized” under this requirement.  Total risk-based capital to risk-weighted assets was 11.4%, Tier 1 capital to risk-weighted assets was 10.2%, and Tier 1 capital to adjusted total assets was 6.1% at December 31, 2009. These ratios as of December 31, 2008 were 11.6%, 10.8% and 7.5%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008.

General Our net loss for the year ended December 31, 2009, was $29.3 million, as compared to a net loss of $2.8 million for the year ended December 31, 2008. The increased net loss was primarily due to significant increases in our provision for loan losses, the establishment of a 100% valuation allowance for federal deferred tax assets, an other-than-temporary impairment (OTTI) expense for investment securities and a loss from impairment of goodwill which collectively increased our net loss in 2009 as compared to 2008 by approximately $26.0 million. The increases to provision for loan losses and the OTTI were directly correlated to the impact of the severe economic recession on our loan customers and the assets underlying our mortgage-backed security investments. The resulting impact of these expenses on net earnings led to the decision that goodwill was impaired and that our deferred tax assets may not be realized from future taxable income.

Net interest income decreased 6.3%, or $1.5 million in the year ended December 31, 2009 to $21.8 million, as compared to 2008, as the benefits of a reduction in interest expense of $5.1 million was offset by a decrease in interest income of $6.5 million, as the slight decline in average interest-earning assets combined with the decrease in the interest yield on such assets exceeded the decrease in rates paid on higher average interest-bearing liabilities.  Based on the geographic concentration of the Company's loan portfolio in the northeast Florida market, the weakening of specific loan participations as described under “Non-Performing Assets”, continued industry-wide credit quality concerns and the rapidly changing and uncertain real estate market conditions, the provision for loan losses was $24.9 million, an increase of 78.3% from $13.9 million in 2008.   Non-interest income for the year ended December 31, 2009 decreased by 73.6% to $2.7 million, as compared to $10.1 million in 2008, due primarily to other-than-temporary impairment (OTTI) charges on available-for-sale securities, a loss on the sale of non-performing loans, and the receipt last year of certain life insurance proceeds, which were partially offset by a gain on a cash deposit settlement.  Non-interest expense decreased 10.6% to $22.8 million in 2009 from $25.5 million for the year ended December 31, 2008 due to general cost reduction measures during the year and non-recurring expenses associated with the death of an executive officer in 2008, which more than offset the impact of a non-cash goodwill write-off during the year.  Income tax expense increased due to a non-cash charge to establish a 100% valuation allowance for the Company's deferred tax asset.

Average Balances, Net Interest Income, Yields Earned and Rates Paid The table on the following page sets forth certain information for the years ended December 31, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the year ended December 31,
	(Dollars in Thousands)
	2009			2008
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$700,359	$40,726	5.82%	$730,245	$46,385	6.35%
Securites(2)	171,205	7,849	4.58%	147,855	7,866	5.32%
Other interest-earning assets(3)	48,106	143	0.30%	42,323	1,008	2.38%

Total interest-earning assets	919,670	48,718	5.30%	920,423	55,259	6.00%
Non-interest-earning assets	55,473			57,578
Total assets	$975,143			$978,001

INTEREST-BEARING LIABILITIES
Savings deposits	$34,496	132	0.38%	$35,132	132	0.38%
Interest on interest-bearing demand	75,513	1,434	1.90%	58,709	1,438	2.45%
Money market accounts	140,090	2,363	1.69%	132,313	4,036	3.05%
Time deposits	328,773	11,992	3.65%	336,982	15,048	4.47%
Federal Home Loan Bank advances	180,316	6,767	3.75%	191,055	7,575	3.96%
Other borrowings	191	10	5.24%	-	-	-
Securities sold under agreement to repurchase	92,800	4,237	4.57%	89,793	3,780	4.21%

Total interest-bearing liabilities	852,179	26,935	3.16%	843,984	32,009	3.79%
Non-interest-bearing liabilities	46,577			45,704
Total liabilities	898,756			889,688
Stockholders' equity	76,387			88,313
Total liabilities and stockholders' equity	$975,143			$978,001

Net interest income		$21,783			$23,250
Net interest spread			2.14%			2.21%
Net earning assets	$67,491			$76,439
Net interest margin(4)			2.37%			2.53%
Average interest-earning assets to average interest-bearing liabilities		107.92%			109.06%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2009, as compared to 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	2009 vs. 2008
	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(1,846)	$(3,813)	$(5,659)
Securites	1,151	(1,168)	(17)
Other interest-earning assets	121	(986)	(865)
Total interest-earning assets	(574)	(5,967)	(6,541)

INTEREST-BEARING LIABILITIES
Savings deposits	(2)	3	1
Interest bearing demand accounts	360	(364)	(4)
Money market accounts	225	(1,899)	(1,674)
Time deposits	(359)	(2,697)	(3,056)
Federal Home Loan Bank advances	(413)	(395)	(808)
Other borrowings	10	-	10
Securities sold under agreements to repurchase	129	328	457
Total interest-bearing liabilities	(50)	(5,024)	(5,074)

Net interest income	$(524)	$(943)	$(1,467)

Interest income Interest income decreased to $48.7 million for the year ended December 31, 2009 from $55.3 million for the year ended December 31, 2008.  As shown in the table above the decrease in interest income for the year ended December 31, 2009, as compared to 2008, was primarily due to a decrease in rates earned on interest earning assets. This decrease was principally caused by an increase in non-performing loans and lower rates earned on average interest-earning assets. Average non-performing loans increased approximately $28.0 million for the year ended December 31, 2009, as compared to the same period in 2008 reducing interest income earned on loans by approximately $1.7 million. The remaining decline of interest income earned on loans was due to payoffs on higher rate one- to four-family loans as borrowers refinanced at historically low rates. The decrease in average outstanding balances of one- to four-family real estate loans for the year ended December 31, 2009, as compared to 2008, accounted for the majority of the total $29.9 million decrease in average loan balances.

As compared to the year ended December 31, 2008, interest earned in 2009 from securities increased as average outstanding balances grew with liquidity from loan pay-offs, however, it was offset by decreased rates as investments were principally in lower risk U.S. government sponsored agencies or mortgage-backed securities.

The decline in interest income from other interest-earning assets was due to lower yields on these assets, as short-term interest rates declined to historically low levels and the reduction of  $327,000 of  FHLB dividends as dividend were paid in only one of four quarters at reduced rates.

Our interest income could be pressured in the near-term by continued low interest rates and limited loan growth.

Interest expense Interest expense decreased to $26.9 million for the year ended December 31, 2009 from $32.0 million for the year ended December 31, 2008.  The decrease in interest expense for the year ended December 31, 2009, as compared to 2008, was primarily due to lower interest rates paid on average outstanding balances of deposit accounts, FHLB advances and securities sold under agreements to repurchase, offset set by higher average balances of these interest-bearing liabilities. During the year ended December 31, 2009, the Federal Reserve Board maintained the target rate for Federal Funds borrowings at 0.25%.  In general, this has led to rate decreases on interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions intensified.  During 2009 the Company decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits.  The cost on interest-bearing liabilities declined 63 basis points to 3.16% in 2009 from 3.79% in 2008.

Net interest income Net interest income decreased to $21.8 million for the year ended December 31, 2009 from $23.3 million for the year ended December 31, 2008, as the decline in interest income exceeded the decline in interest expense.  Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased 7 basis points to 2.14% for the year ended December 31, 2009 as compared to 2.21% for 2008.  For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets decreased 16 basis points to 2.37% in 2009 from 2.53% for 2008.

Provision for loan losses  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated.  While management uses available information to recognize losses on loans, future loan loss provisions may necessarily be based on changes in economic conditions and changes in borrower situations.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination.

Provision for loan losses of $24.9 million and $13.9 million were made during the years ended December 31, 2009 and 2008, respectively. The increase in the provision for loan losses was primarily due to increased charge-offs of residential and other consumer  loans reflecting the impact on consumers of the extended recession evidenced by higher unemployment, increase foreclosures and declines in the number and average sales price of residential real estate in our market areas.  For the year ended December 31, 2009 net charge-offs were $21.7 million, while for 2008, net charge-offs were $9.8 million of which the increase to residential and other consumer loans was approximately $7.1 million.  See also Item 7- “Management Discussion and Analysis – Allowance for Loan Loss”.

Non-interest income The components of non-interest income for the years ended December 31, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$4,245	$4,871	$(626)	-12.9%
Gain on sale of loans held for sale	708	118	590	500.0%
Loss on sale of loans	(1,317)	-	(1,317)	-
Gain on available for sale securities	383	650	(267)	-41.1%
Other than temporary impairment loss:
Total impairment loss	(4,471)	-	(4,471)	-
Loss recognized in other comprehensive income	4	-	4	-
Net impairment loss recognized in earnings	(4,467)	-	(4,467)	-
Interchange fees	916	886	30	3.4%
Bank owned life insurance earnings	632	984	(352)	-35.8%
Life insurance proceeds in excess of CSV	-	2,634	(2,634)	100.0%
Other	3,065	806	2,259	280.3%
	$4,165	$10,949	$(6,784)	-62.0%

Non-interest income for the year ended December 30, 2009, decreased $6.8 million to $4.2 million from $10.9 million for 2008, a year which included $2.6 million of life insurance death proceeds for an executive officer.  Under new accounting guidance implemented in the first quarter of  2009 for measuring impairment of available for sale securities, the Bank recorded other-than-temporary impairment (OTTI) charges of $4.5 million (See also the Item 7-Management Discussion and Analysis-Investment Securities). These charges represent credit losses from our investments in non-agency collateralized mortgage obligations, caused by defaults and losses on the underlying mortgages. As of December 31, 2009 the Bank held approximately $22.1 million of non-agency collateralized mortgages. Due to the severe ongoing economic condition there is no assurance that additional losses may not be incurred in the future.

Beginning in 2009 we occasionally sold in bulk non-performing one- to four-family residential loans through a third party national sales advisor when we believed this approach would reduce ongoing collection costs and, ultimately, result in the least cost to the Bank. Such sales resulted in a $1.3 million loss for the year ended December 31, 2009. We may bulk sell other non-performing mortgages in the future when circumstances indicate this will ultimately limit cost.

 Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity resulting in lower ATM and check card overdraft fees. The amount of overdraft fees may be impacted in the future as a result of the recently amended Regulation E which, in part governs check card activity and takes affect on July 1, 2010 (See Item 1-How We Are Regulated). Due to the complexity involved in implementation, management can not estimate the impact this new regulation will have on the Company. Other non-interest income includes a gain of approximately $700,000 on the sale of the Lake City branch on December 31, 2009 and approximately $2.0 million resulting from a settlement agreement with an on-going third-party originator whereby the Company assumed responsibility for credit losses on a pool of loans.

Non-interest expense The components of non-interest expense for the years ended December 31, 2009 and 2008 were as follows:

			Increase (decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$10,381	$12,890	$(2,509)	-19.5%
Supplemental executive retirement plans	$(2,684)	$851	(3,535)	-415.4%
Occupancy and equipment	2,548	2,652	(104)	-3.9%
FDIC insurance premiums	1,839	493	1,346	273.0%
Foreclosed assets, net	1,488	815	673	82.6%
Data processing	1,030	1,023	7	0.7%
Outside professional services	1,913	1,889	24	1.3%
Collection expense and repossessed
asset losses	1,193	508	685	134.8%
Goodwill impairment	2,811	-	2,811	-
Other	3,781	5,208	(1,427)	-27.4%
	$24,300	$26,329	$(2,029)	-7.7%

Non-interest expense decreased $2.0 million to $24.3 million for the year ended December 31, 2009 from $26.3 million for the year ended December 31, 2008.  The decrease was primarily due to revision of the Company’s supplemental executive retirement plans (SERP) resulting in a decrease in expense of $3.5 million as well as lower other compensation and benefits of $2.5 million as a result of the Company’s initiatives to reduce expenses and increase efficiencies, which began in the second quarter of 2008, with further steps implemented in late 2008 and early 2009. These reductions in expense were partially offset by the $2.8 million write-off of the entire amount of the Company’s goodwill.  Other components include higher FDIC insurance premiums as result of the FDIC special assessment in the second quarter 2009 of $465,000 and higher premium rates.  The loss on sale of foreclosed assets was the result of increased foreclosure activity associated with the continued weakness in the real estate market.  Additionally, legal, collection and administrative expenses increased in conjunction with our elevated credit issues.  Non-interest expense also declined due to the non-recurrence of other non-interest expense items in 2008, including the payment of final plan benefits on a deceased executive of $1.0 million.

Management expects non-interest expenses will not increase in 2010, as a result of the prior implementation of various cost-cutting initiatives, including a freeze on all employee salaries for 2010, adjustments to employee benefit plans, a reduction in sales and back-office support staff, a shift to a more variable compensation cost structure and reduced spending in non-essential advertising, marketing and facility expenses.

Income tax expense Income tax expense increased to $6.1 million for the year ended December 31, 2009, from a tax benefit of $3.2 million for 2008.  The establishment of a 100% valuation allowance of approximately $16.2 million during 2009 resulted in a much higher tax expense than what may be expected based upon our pre-tax loss. The valuation allowance also caused significant distortion in the effective income tax rate on income before income taxes for the year ended December 31, 2009, which was 26.3%, compared to 53.2% for 2008.  It is anticipated income tax expense will continue to vary as income before income taxes varies.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007.

General Net loss for the year ended December 31, 2008, was $2.8 million, a decrease of $3.9 million from net income of $1.1 million the year ended December 31, 2007.  The primary reason for the net loss was an increase in the provision for loan losses in 2008 due to a decline in credit quality in our loan portfolio.  Net interest income increased 3.9%, or $864,000 in the year ended December 31, 2008 to $23.3 million, as compared to 2007, as interest expense decreased $1.1 million while interest income declined $250,000, as growth in average interest-earning assets nearly offset the decrease in the interest yield on such assets, and the decrease in rates paid on average interest-bearing liabilities exceeded the growth in average interest-bearing liabilities.  Based on the geographic concentration of the Company's loan portfolio in the northeast Florida market, the weakening of specific loan participations as described under Non-Performing Assets, continued industry-wide credit quality concerns and the rapidly changing and uncertain real estate market conditions, the provision for loan losses was $13.9 million, an increase of 433% from $2.6 million in 2007.   Non-interest income for the year ended December 31, 2008 increased by 46.3% to $10.1 million, as compared to $6.9 million in 2007, due primarily to proceeds from bank-owned life insurance, gain on the sale of available-for-sale securities and gain on the sale of an under-performing branch office, offset by losses on the sale of foreclosed assets and the mark-to-market write-down on interest rate swap agreements.  Non-interest expense was unchanged at $25.5 million for the years ended December 31, 2008 and 2007.

Average Balances, Net Interest Income, Yields Earned and Rates Paid The table on the following page sets forth certain information for the years ended December 31, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

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

Interest income Interest income decreased slightly to $55.3 million for the year ended December 31, 2008 from $55.5 million for the year ended December 31, 2007.  As shown in the table above the decrease in interest income for the year ended December 31, 2008, as compared to 2007, was due to lower rates earned on average interest-earning assets, which was partially offset by the growth in the average outstanding balance of interest-earning assets.  The growth in average outstanding balances of consumer, commercial and home equity loans for the year ended December 31, 2008, as compared to 2007, accounted for the majority of the total $62.1 million in average loan growth.  During the same period, the prime rate decreased 400 basis points from 7.25% to 3.25%, and the amount of non-performing loans increased, both of which contributed to the decline in the yield on the average balance of interest-earning assets.  The average yield on interest-earning assets declined 61 basis points during 2008.

The growth in interest income from investment securities was primarily due to higher average balances; the decline in interest income from other interest-earning assets was primarily due to lower yields on these assets, as short-term interest rates declined to historically low levels.

Interest expense Interest expense decreased to $32.0 million for the year ended December 31, 2008 from $33.1 million for the year ended December 31, 2007.  The decrease in interest expense for the year ended December 31, 2008, as compared to 2007, was primarily due to lower interest rates paid on average outstanding balances of deposit accounts, FHLB advances and securities sold under agreements to repurchase, offset set by higher average balances of these interest-bearing liabilities. During the year ended December 31, 2008, the Federal Reserve Board decreased the target rate for Federal Funds borrowings by 400 basis points, from 4.25% to 0.25%.  In general, this led to rate decreases to interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions intensified.  The Company decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits.  The average rate of interest-bearing liabilities declined 59 basis points to 3.79% in 2008 from 4.38% in 2007.

Net interest income Net interest income increased to $23.3 million for the year ended December 31, 2008 from $22.4 million for the year ended December 31, 2007, as the decline in interest expense outpaced the decline in interest income.  Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased two basis points to 2.21% for the year ended December 31, 2008 as compared to 2.23% for 2007.  For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets, decreased 14 basis points to 2.53% in 2008 from 2.67% for 2007.

Provision for loan losses  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated.  While management uses available information to recognize losses on loans, future loan loss provisions may necessarily be based on changes in economic conditions and changes in borrower situations.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination.

The allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio.  The general reserve component is calculated by applying loss factors to outstanding loans based on an internal risk evaluation of both performing and non-performing loans.  Loss factors are based on the Bank’s historical loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio. These factors weighed more prominently in the allowance calculation for 2008 and management believes this trend will continue.

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

Non-interest income The components of non-interest income for the years ended December 31, 2008 and 2007 were as follows:

			Increase(decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$4,871	$5,251	$(380)	-7.2%
Gain on sale of loans held for sale	118	34	84	247.1%
Loss on sale of loans	-	-	-	-
Gain (loss) on available for sale securities	650	(46)	696	-1513.0%
Other than temporary impairment loss:			-	-
Total impairment loss	-	-	-	-
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	-	-	-
Interchange fees	886	897	(11)	-1.2%
Bank owned life insurance earnings	984	861	123	14.3%
Life insurance proceeds in excess of CSV	2,634	-	2,634	100.0%
Other	806	176	630	358.0%
	$10,949	$7,173	$3,776	52.6%

Non-interest income for the year ended December 30, 2008, increased $3.8 million to $10.9 million from $7.2 million for the year ended December 31, 2007, primarily due to the receipt of $2.6 million of life insurance benefits related to the death of an executive officer.   Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity resulting in lower ATM and check card overdraft fees.  The gain on available-for-sale securities for the year ended December 31, 2008, was due to restructuring of the securities portfolio to shorten duration and improve liquidity.  The primary components of the increase in other income included a gain on the previously announced sale of an under-performing branch of $595,000, a gain on extinguishment of FHLB debt of $303,000, offset by a loss of $314,000 as a result of change in the mark-to-market on interest rate swap agreements.

Non-interest expense The components of non-interest expense for the years ended December 31, 2008 and 2007 were as follows:

			Increase (decrease)
	2008	2007	Dollars	Percentage
	(Dollars in Thousands)
Compensation & benefits	$12,890	$11,760	$1,130	9.6%
Supplemental executive retirement plans	851	631	220	34.9%
Occupancy and equipment	2,652	2,383	269	11.3%
FDIC insurance premiums	493	457	36	7.9%
Foreclosed assets, net	815	247	568	230.0%
Data processing	1,023	1,136	(113)	-9.9%
Outside professional services	1,889	4,066	(2,177)	-53.5%
Collection expense and repossessed asset losses	508	301	207	68.8%
Goodwill impairment	-	-	-	-
Other	5,208	4,717	491	10.4%
	$26,329	$25,698	$631	2.5%

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

Income tax expense Income tax decreased to a benefit of $3.2 million for the year ended December 31, 2008, from tax expense of $130,000 for 2007.  Income tax expense decreased in 2008 as compared to 2007 due to a decrease in income before income tax expense when comparing the two periods. The effective income tax rate on income before income taxes for the year ended December 31, 2008, was 53.2%, compared to 10.5% for 2007. The increase in the effective tax rate was primarily due to a higher proportion of income derived from bank-owned life insurance, which is not taxable for federal income tax purposes.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements.  As of December 31, 2009, and December 31, 2008 the Company had additional borrowing capacity of $49.0 million and $110.0 million, respectively, with the FHLB of Atlanta.  Additionally, the Company had existing lines of credit available in excess of $7 million with another financial institution.   Management believes Atlantic Coast Federal Corporation’s security portfolio is of investment grade quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network. As of December 31, 2009 and 2008, the Company had $54.7 million and $43.4 million of certificates of deposits obtained through brokers that were purchased to replace maturing branch originated certificates of deposits or to help meet loan demands. As of December 31, 2009 and 2008 these certificates of deposits had a weighted average maturity of 25.2 months and 31.8 months, and a weighted average rate of 3.08% and 4.15%, respectively. In addition, the Company has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity.

During 2009, cash and cash equivalents increased $3.1 million from $34.1 million as of December 31, 2008, to $37.1 million as of December 31, 2009. Cash used for operating activities of $(1.5) million, combined with cash from financing activities of $63.5 million, was more than cash used for investing activities of $58.9 million.  Primary sources of cash were from net decreases in loans of $79.2 million, proceeds from maturities and payments of available-for-sale securities of $53.1 million and proceeds from sales of securities available-for-sale of $52.9 million.  Primary uses of cash included purchases of available-for-sale securities of $140.5 million, and net decreases in deposits of $69.2 million. In addition, during 2009, the Company used cash of $29,000 to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $89,000 to common stockholders. (See Capital Resources below.)

During 2008, cash and cash equivalents increased $4.7 million from $29.3 million as of December 31, 2007, to $34.1 million as of December 31, 2008. Cash used for operating activities of $12.3 million, combined with cash from financing activities of $63.8 million, was more than cash used for investing activities of $71.7 million.  Primary sources of cash were from net increases in deposit accounts of $41.9 million, FHLB borrowings of $133.0 million, proceeds from sale of securities under agreements to repurchase of $14.3 million, proceeds from maturities and payments of available-for-sale securities of $25.7 million and proceeds from sales of securities available-for-sale of $82.6 million.  The additional borrowings from the FHLB were used to replace maturing FHLB debt of $121.2 million and fund loan growth. Primary uses of cash included purchases of available-for-sale securities of $121.6 million, and origination of loans to be held in portfolio of $57.9 million. In addition, during 2008, the Company used cash of $1.8 million to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $2.4 million to common stockholders.  (See Capital Resources below)

As of December 31, 2009, management is not aware of any current recommendations by regulatory authorities, which, if they were implemented, would have or reasonably likely to have a material adverse affect on the Atlantic Coast Federal Corporation’s liquidity, capital resources or operations.

Contractual Obligations and Commitments

The following table presents Atlantic Coast Federal Corporation’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to  borrowers and purchase commitments, in aggregate and by payment due dates.

	December 31, 2009
	Less Than 1 Year	1 Through 3 Years	4 Through 5 Years	More Than 5 Years	Total
	(Dollars in Thousands)
FHLB advances	$25,000	$23,000	$30,000	$105,000	$183,000
Operating leases (premises)	293	501	324	532	1,650
Borrowings and operating leases	25,293	23,501	30,324	105,532	184,650

Un-disbursed portion of loans closed					6,025
Unused lines of credit					61,499
Total loan commitments					67,524
Loan purchase commitment					-
Security repurchase commitment	92,800	-	-	-	92,800
Total purchase commitments	-	-	-	-	-
Total contractual obligations And loan commitments	$118,093	$23,501	$30,324	$105,532	$344,974

Capital Resources

At December 31, 2009, equity totaled $56.5 million. During 2009 the Company’s Board of Directors declared regular quarterly dividends totaling $0.02 per common share that were paid with the proceeds of maturities and payments of available-for-sale securities. Net of dividends waived by the MHC for its owned shares in the amount of $175,000, the Company’s equity was reduced $89,000 in 2009 for dividends declared. The Company expects for the near term, that the MHC will continue to waive receipt of its dividends.  The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements.

Equity in 2009 was also impacted by common stock repurchase programs. As of December 31, 2008 the Company held as Treasury stock 1,375,260 shares of common stock at an average per share cost of $14.47, or $19.9 million. The Company conducted one stock repurchase program during 2009. As of the end of 2009 execution of the repurchase program had resulted in the purchase of approximately 230,000 shares of a planned total purchase of 698,000 shares. The Company suspended its repurchase program in March 2009.  Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements.

Management monitors the capital levels of Atlantic Coast Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Atlantic Coast Bank is required by the OTS to meet minimum capital adequacy requirements.  Atlantic Coast Bank’s actual and required levels of capital as reported to the OTS at December 31, 2009, are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
As of December 31, 2009
Total capital (to risk-weighted assets)	$62.6	11.4%	$43.8	8.0%	$54.7	10.0%
Tier 1 (core) capital (to risk-weighted assets)	$55.7	10.2%	$21.9	4.0%	$32.8	6.0%
Tier 1 (core) capital (to adjusted total assets)	$55.7	6.1%	$36.2	4.0%	$45.3	5.0%

At December 31, 2009, Atlantic Coast Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2009, management was not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Under regulations of the OTS, limitations have been imposed on all “capital distributions” by savings institutions, including cash dividends.  See Business- “How We Are Regulated-Limitations on Dividends and Capital Distributions.”  During 2009 Atlantic Coast Bank could not declare any dividends without prior approval.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 300 basis points.  Given the duration of the unusual interest rate environment, the Company currently evaluates only the shift in yield curve up 300 basis points and down 100 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon.  Also presented, for comparative purposes, is the EVE as of December 31, 2008 considering the same interest rate changes.

	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2009
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	-	-	4.32	4.77	4.89	4.95
Duration of liabilities(1)	-	-	0.80	0.79	0.79	0.78
Differential in duration	-	-	3.52	3.98	4.10	4.17

Amount of change in Economic Value of Equity(2)	-	-	$2,808,000	$2,393,000	$1,797,000	$(16,776,000)
Percentage change in Economic Value of Equity(2)	-	-	4.50%	3.83%	2.88%	-26.87%
	Economic Value of Equity and Duration of Assets and Liabilities at December 31, 2008
	Change in Interest Rate
	Decrease	Decrease	Decrease	Increase	Increase	Increase
	3%	2%	1%	1%	2%	3%

Duration of assets(1)	-1.54	1.62	2.26	2.77	2.89	3.03
Duration of liabilities(1)	2.48	2.61	3.29	3.06	2.97	2.99
Differential in duration	-0.94	-0.99	-1.03	-0.29	-0.08	0.04

Amount of change in Economic Value of Equity(2)	$(28,240,492)	$(19,817,889)	$(10,290,360)	$2,823,339	$1,717,281	$(1,071,596)
Percentage change in Economic Value of Equity(2)	-29.89%	-20.98%	-10.89%	2.99%	1.82%	-1.13%

(1)	Expressed as number of years before asset/liability reprices to achieve stated rate of interest rate increase
(2)	Represents the cumulative five year pre-tax impact on the Company's equity due to increased or (decreased) net interest margin

The December 31, 2009 table above indicates that, under any of the interest rate change scenarios presented, Atlantic Coast Federal Corporation has a positive differential in duration.  Essentially, this means the time it takes for the Company’s assets to re-price for the assumed interest rate changes is more than the time it takes for the liabilities to re-price for the same interest rate changes.  Accordingly, the Company is considered liability sensitive. For instantaneous increases in interest rates of 1%, 2% or 3%, the Company’s equity is estimated to increase (decrease) in value by $2.4 million, $1.8 million and ($16.8) million, respectively.  Conversely, for the assumed instantaneous interest rate decrease of 1%, the Company’s equity is estimated to increase $2.8 million.

Comparing the December 31, 2009 table to the December 31, 2008 table, during 2009 the Company became more sensitive to interest rate changes in increasing and decreasing interest rate scenarios.

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

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Atlantic Coast Federal Corporation
Waycross, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic Coast Federal Corporation ("Corporation") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Federal Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

[sig]

Crowe Horwath LLP

Brentwood, Tennessee
March 31, 2010

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollars in Thousands, Except Share Information)

	2009	2008
ASSETS
Cash and due from financial institutions	$8,211	$10,025
Short-term interest-earning deposits	28,933	24,033
Total cash and cash equivalents	37,144	34,058
Securities available for sale	177,938	147,474
Loans held for sale	8,990	736
Loans, net of allowance of $13,810 in 2009 and $10,598 in 2008	614,371	741,879
Federal Home Loan Bank stock, at cost	10,023	9,996
Land, premises and equipment, net	16,014	16,562
Bank owned life insurance	22,806	22,173
Other real estate owned	5,028	3,332
Goodwill	-	2,811
Accrued interest receivable and other assets (includes deferred tax asset of $0 in 2009 and $7,727 in 2008)	13,247	17,068

Total assets	$905,561	$996,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$34,988	$33,192
Interest-bearing demand	79,192	67,714
Savings and money market	160,784	164,388
Time	280,480	359,312
Total deposits	555,444	624,606
Securities sold under agreement to repurchase	92,800	92,800
Federal Home Loan Bank advances	182,694	184,850
Other borrowings	12,200	-
Accrued expenses and other liabilities	5,882	9,873
Total liabilities	849,020	912,129

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued 14,813,469 at December 31, 2009 and 2008	148	148
Additional paid in capital	61,225	60,061
Unearned employee stock ownership plan (ESOP) shares of 186,208 at December 31, 2009 and 232,760 at December 31, 2008	(1,862)	(2,328)
Retained earnings	16,777	46,201
Accumulated other comprehensive income (loss)	152	(308)
Treasury stock, at cost, 1,375,260 shares at December 31, 2009 and 1,361,633 at December 31, 2008	(19,899)	(19,814)
Total stockholders' equity	56,541	83,960

Total liabilities and stockholders' equity	$905,561	$996,089

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands, Except Share Information)

	2009	2008	2007
Interest and dividend income
Loans, including fees	$40,726	$46,385	$46,331
Securities and interest-earning deposits in other financial institutions	7,992	8,874	9,178
	48,718	55,259	55,509

Interest expense
Deposits	15,921	20,654	23,795
Federal Home Loan Bank advances	6,767	7,575	6,653
Securities sold under agreements to repurchase	4,237	3,780	2,675
Other borrowings	10	-	-
	26,935	32,009	33,123

Net interest income	21,783	23,250	22,386

Provision for loan losses	24,873	13,948	2,616

Net interest income (loss) after provision for loan losses	(3,090)	9,302	19,770

Noninterest income
Service charges and fees	4,245	4,871	5,251
Gain on sale of loans held for sale	708	118	34
Loss on sale of portfolio loans	(1,317)	-	-
Gain (loss) on sale of securities available for sale	383	650	(46)
Other than temporary impairment loss:
Total impairment loss	(4,471)	-	-
Loss recognized in other comprehensive income	4	-	-
Net impairment loss recognized in earnings	(4,467)	-	-
Interchange fees	916	886	897
Bank owned life insurance earnings	632	984	861
Life insurance proceeds in excess of CSV	-	2,634	-
Other	3,065	806	176
	4,165	10,949	7,173
Noninterest expense
Compensation and benefits	10,381	12,890	11,760
Supplemental executive retirement plans	(2,684)	851	631
Occupancy and equipment	2,548	2,652	2,383
FDIC insurance premiums	1,839	493	457
Foreclosed assets, net	1,488	815	247
Data processing	1,030	1,023	1,136
Outside professional services	1,913	1,889	4,066
Collection expense and repossessed asset losses	1,193	508	301
Goodwill impairment	2,811	-	-
Other	3,781	5,208	4,717
	24,300	26,329	25,698

(Loss) income before income tax (benefit) expense	(23,225)	(6,078)	1,245

Income tax (benefit) expense	6,110	(3,233)	130

Net income (loss)	$(29,335)	$(2,845)	$1,115

(Loss) earnings per common share:
Basic	$(2.24)	$(0.22)	$0.08
Diluted	$(2.24)	$(0.22)	$0.08
Dividends declared per common share	$0.02	$0.47	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2007	148	57,708	(3,259)	52,711	(204)	(16,017)	91,087
ESOP shares earned, 46,552 shares	-	276	466	-	-	-	742
Stock options exercised	-	(8)	-	-	-	65	57
Management restricted stock granted	-	(98)	-	-	-	207	109
Management restricted stock expense, 78,256 shares	-	684	-	-	-	-	684
Stock options expense	-	332	-	-	-	-	332
Directors deferred compensation	-	49	-	-	-	(49)	-
Shares relinquished	-	139	-	-	-	(155)	(16)
Cash dividends declared ($0.57 per share)	-	-	-	(2,644)	-	-	(2,644)
Treasury stock purchased at cost	-	-	-	-	-	(1,968)	(1,968)
Comprehensive income:
Net income	-	-	-	1,115	-	-	1,115
Other comprehensive income	-	-	-	-	308	-	308
Total comprehensive income	-	-	-	1,115	308	-	1,423
Balance at December 31, 2007	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
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
Comprehensive income (loss):
Net income (loss)	-	-	-	(2,845)	-	-	(2,845)
Other comprehensive income (loss)	-	-	-	-	(412)	-	(412)
Total comprehensive income (loss)	-	-	-	(2,845)	(412)	-	(3,257)

Balance at December 31, 2008	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2009	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960
ESOP shares earned, 46,552 shares	-	(236)	466	-	-	-	230
Management restricted stock expense, 78,256 shares	-	647	-	-	-	-	647
Stock options expense	-	314	-	-	-	-	314
Directors deferred compensation	-	11	-	-	-	(11)	-
Capital contribution by parent	-	400	-	-	-	-	400
Cash dividends declared ($0.02 per share)	-	-	-	(89)	-	-	(89)
Shares relinquished	-	28	-	-	-	(45)	(17)
Treasury stock purchased at cost	-	-	-	-	-	(29)	(29)
Comprehensive income (loss):
Net income (loss)	-	-	-	(29,335)	-	-	(29,335)
Other comprehensive income (loss)	-	-	-	-	-	-	-
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	456	-	456
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	4	-	4
Total comprehensive income (loss)	-	-	-	(29,335)	460	-	(28,875)

Balance at December 31, 2009	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$(29,335)	$(2,845)	$1,115
Adjustments to reconcile net income to to net cash from operating activities:
Provision for loan losses	24,873	13,948	2,616
Deferred tax asset valuation allowance	15,482	484	324
Net reversal of SERP benefit liabilites	(2,684)	-	-
Gain on sale of loans held for sale	(708)	(118)	(34)
Loss on sale of portfolio loans	1,317	-	-
Loans originated for sale	(87,981)	(11,167)	(74,419)
Proceeds from loan sales	80,353	11,189	78,178
Foreclosed assets, net	1,488	815	247
(Gain) loss on sale of securities available for sale	(383)	(650)	46
Other than temporary impairment charge	4,467	-	-
Proceeds from VISA IPO redemption	-	79	-
(Gain) loss on disposal of premises and equipment	(669)	(605)	130
Goodwill impairment charge	2,811	-	-
ESOP compensation expense	230	371	742
Share-based compensation expense	961	1,077	1,109
Net depreciation and amortization	2,159	2,038	1,807
Net change in accrued interest receivable	673	146	(581)
Net change in cash surrender value of bank owned life insurance	(633)	(984)	(861)
Net change in other assets	(12,652)	(6,957)	(2,549)
Net change in accrued expenses and other liabilities	(1,307)	3,180	915
Net cash from operating activities	(1,538)	10,001	8,785

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	53,079	25,661	18,694
Proceeds from the sales of securities available for sale	52,917	76,245	14,619
Purchase of securities available for sale	(140,523)	(115,309)	(67,871)
Portfolio loans purchased	-	-	(51,423)
Proceeds from sale of portfolio loans	16,021	-	-
Net change in portfolio loans	79,233	(57,940)	(17,633)
Expenditures on premises and equipment	(728)	(1,728)	(932)
Proceeds from sales of premises and equipment	852	1,653	-
Proceeds from the sale of other real estate owned	2,653	2,287	401
Proceeds from BOLI, net	-	1,038	-
(Purchase) / redemption of FHLB stock	(27)	(703)	(1,345)
Purchase of Beckman Mortgage	-	(150)	-
Net change in other investments	-	-	1,200
Net cash from investing activities	63,477	(68,946)	(104,290)

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	2009	2008	2007

Cash flows from financing activities
Net (decrease) increase in deposits	$(28,169)	$41,876	$9,678
Net decrease in deposits from sale of branch	(40,993)	-	-
FHLB advances	65,000	133,000	95,000
Other borrowings	12,200	-	-
Proceeds from sale of securities under agreement to repurchase	-	14,300	49,500
Repayment of FHLB advances	(67,156)	(121,150)	(66,000)
Capital contribution from parent	400	-	-
Treasury stock repurchased	(29)	(1,841)	(1,968)
Share based compensation items	(17)	(60)	-
Proceeds from exercise of stock options, including tax benefit	-	-	57
Dividends paid	(89)	(2,432)	(2,509)
Net cash from financing activities	(58,853)	63,693	83,758

Net change in cash and cash equivalents	3,086	4,748	(11,747)

Cash and equivalents beginning of period	34,058	29,310	41,057

Cash and equivalents at end of period	$37,144	$34,058	$29,310

Supplemental information:
Interest paid	$27,058	$32,070	$32,839
Income tax (refund)/paid	(4,518)	2,063	3,269

Supplemental noncash disclosures:
Loans transferred to other real estate	$5,836	$4,704	$2,089

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The accompanying consolidated financial statements include Atlantic Coast Federal Corporation and its wholly owned subsidiary, Atlantic Coast Bank ("Atlantic Coast Bank") together referred to as ("the Company").  Prior to 2009, the consolidated financial statements also included Atlantic Coast Holdings, Inc (“Holdings”) which was a wholly owned subsidiary of Atlantic Coast Bank, formed for the purpose of managing and investing in certain securities as well as holding all of the common stock and 85% of the preferred stock of Coastal Properties, Inc., a Real Estate Investment Trust (the “REIT”). The REIT was formed in the fourth quarter of 2005, for the purpose of holding Georgia and Florida first lien residential mortgage loans originated by Atlantic Coast Bank. The REIT is permitted a deduction for Federal income tax purposes of all dividends paid to its shareholders. Both Atlantic Coast Holdings, Inc. and the REIT were dissolved during 2009 as part of a comprehensive revision of our income tax strategy.  The consolidated financials also include First Community Financial Services, Inc. ("FCFS"), an inactive wholly owned subsidiary of Atlantic Coast Bank.  All significant inter-company transactions and balances are eliminated in consolidation.  Atlantic Coast Federal Corporation is a majority owned (65.0%) subsidiary of Atlantic Coast Federal, MHC.  These financial statements do not include the transactions and balances of Atlantic Coast Federal, MHC.

Atlantic Coast Bank provides a broad range of banking services to individual and business customers primarily in southern coastal Georgia and northern coastal Florida. Its primary deposit products are checking, savings, and certificate of deposits, and its primary lending products are residential mortgage, home equity and other consumer loans, and commercial loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are generally expected to be repaid from the cash flows from the operations of the business.  There are no significant concentrations of loans to any one industry or customer.  However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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
Years Ended December 31, 2009, 2008 and 2007

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

Stock Repurchase Program:  The Company has operated a stock repurchase program since the third quarter of 2005 for various purposes, including the purchase of shares to replace shares issued for the Recognition and Retention Plan, provide for future awards and to provide additional liquidity for our shareholders.  The Company initiated the third stock repurchase program of up to 478,000 shares in September 2006, purchasing 295,354 shares during 2006 and 2007.  During 2008 the Company amended the third stock repurchase program to allow for the repurchase of an additional 220,000 shares up to a total of 698,000 shares of common stock.  During 2009 the Company purchased 7,400 shares of common stock outstanding; the Company suspended its repurchase program in March 2009.  Total shares of common stock held in Treasury as of December 31, 2009 was 1,375,260 shares or 9.3% of total issued shares of common stock.

At December 31, 2009, the Mutual Company (the “MHC”) owned 65.0%, or 8,728,500 shares, of the outstanding common stock of the Stock Company, with the remaining 35.0%, or 4,709,709 shares held by persons other than the MHC. The Stock Company holds 100% of Atlantic Coast Bank’s outstanding common stock.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets including goodwill and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, deposits with other financial institutions with maturities less than 90 days and short-term interest-earning deposits in investment companies.  The Company reports net cash flows for customer loan transactions and deposit transactions.

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

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loans Held for Sale:  The Bank originates and purchases real estate mortgages for sale in the secondary market.  Real estate mortgages held for sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings.  Sales in the secondary market are recognized when full acceptance and funding has been received. Loans are generally sold servicing released.

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

Accrual of interest income on mortgage and commercial loans is discontinued, and the loan is placed on non-accrual status at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection.  Consumer loans are typically charged off no later than 180 days past due.  Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Loans for which the terms have been modified as a result of the borrower’s financial difficulties are considered troubled debt restructurings (TDRs) and are classified as impaired loans.  TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s existing rate at inception of the loan.

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Allowance for Loan Losses:  An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the deterioration of the US economy in general, it is increasingly likely that impairment reserves on non-performing collateral dependent loans, particularly one- to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one- to four family residential loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas.  Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of loan and specific allowances for identified problem loans.  The allowance also incorporates the results of measuring impaired loans.

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-offs experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and continued to increase during 2009.  The increases reflect the deterioration of market conditions, and the increase in the recent loan experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  Impaired loans include large non-homogenous loans where it is probable that we will not receive all principal and interest when contractually due and troubled debt restructurings (TDR) with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties.  Impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  Excluding TDRs, large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.  Accordingly, we do not separately identify smaller balance homogeneous individual consumer and residential loans for impairment disclosures.

Concentration of Credit Risk:  Much of the Company’s business activity is with customers in northeast Florida and southeast Georgia.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in northeast Florida and southeast Georgia.

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

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Goodwill and Other Intangible Assets:  Goodwill resulted from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.  An assessment of goodwill impairment was performed during the third quarter of 2009 in advance of the date of normal annual review.  Based on the results of that analysis, an impairment charge of $2.8 million was recorded in the third quarter of 2009, leaving no goodwill on the balance sheet at December 31, 2009.

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

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee Stock Ownership Plan (ESOP):  Since the Company sponsors the ESOP with an employer loan, neither the ESOP's loan payable or the Company's loan receivable are reported in the Company's consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders' equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the ESOP loan balance at the Company.

Stock-Based Compensation: The Company records compensation cost for restricted stock or stock options awarded to employees in return for employee service.  The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period.   A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

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

The Company recognizes interest expense and/or penalties related to income tax matters in income tax expense.

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

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restrictions on Cash:  The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve at year end 2009 and 2008 to meet regulatory reserve and clearing requirements.

Dividends:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Stock Company or by the Company to shareholders. The Mutual Company, with approval of the Office of Thrift Supervision, may waive receipt of dividends paid by the Stock Company. Waived dividends are not charged to the Stock Company’s retained earnings, nor restrict the amount of future dividends. During 2009 and 2008, the Mutual Company waived receipt of dividends in the amount of $175,000 and $4.1 million, respectively.

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current presentation.

The Company has evaluated subsequent events for recognition and disclosure through March 31, 2010, which is the date the Company’s financial statements were issued.

Adoption of New Accounting Standards:  In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amended existing guidance for determining whether impairment is other-than-temporary for debt securities. An entity must assess whether it intends to sell, or it is more likely than not that it will be required to sell, asecurity in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the amount of the impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement.  The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairment for debt and equity securities were expanded.  The Company adopted this guidance for the interim reporting period ending March 31, 2009. See Note 4 to the consolidated financial statements for the impact on the Company of adopting this new guidance.

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

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

No. 167, Amendments to FASB Interpretation No. 46(R), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2009
U.S. Government-sponsored enterprises	$15,998	$-	$(246)	$15,752
State and municipal	947	-	(103)	844
Mortgage-backed securities residential	37,390	1,028	(8)	38,410
Collateralized mortgage obligations U.S. Govt.	101,236	1,530	(327)	102,439
Collateralized mortgage obligations - other	22,116	534	(2,157)	20,493

	$177,687	$3,092	$(2,841)	$177,938

	(Dollars in Thousands)
December 31, 2008
U.S. Government-sponsored enterprises	$13,864	$371	$(35)	$14,200
State and municipal	2,664	7	(158)	2,513
Mortgage-backed securities residential	37,339	661	(52)	37,948
Collateralized mortgage obligations U.S. Govt.	75,852	402	(178)	76,076
Collateralized mortgage obligations - other	18,288	-	(1,551)	16,737

	$148,007	$1,441	$(1,974)	$147,474

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

The amortized cost and fair value of debt securities segregated by contractual maturity as of December 31, 2009, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	2009
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	-	-
Due after ten years	16,945	16,596
Mortgage-backed securities - residential	37,390	38,410
Collateralized mortgage obligations - U.S. Government	101,236	102,439
Collateralized mortgage obligations - other	22,116	20,493

Total	$177,687	$177,938

Securities pledged at year-end 2009 had a carrying value of $134.1 million; $3.7 million was pledged to secure public funds, and $130.4 million was pledged as collateral for borrowings.  Securities pledged at year-end 2008 had a carrying value of $107.8 million, $2.2 million was pledged to secure public funds, and $105.6 million was pledged as collateral for borrowings.   At December 31, 2009 and 2008, there were no holdings of securities of any one issuer, other than the U. S. Government-sponsored enterprises, in an amount greater than 10% of equity.

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

Securities with unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
December 31, 2009
Government-sponsored enterprises	$15,752	$(246)	$-	$-	$15,752	$(246)
State and municipal	-	-	844	(103)	844	(103)
Mortgage-backed securities - residential	7,206	(8)	-	-	7,206	(8)
Collateralized mortgage obligations - U.S. Govt.	34,820	(327)	-	-	34,820	(327)
Collateralized mortgage obligations - other	7,118	(203)	9,462	(1,954)	16,580	(2,157)

Total	$64,896	$(784)	$10,306	$(2,057)	$75,202	$(2,841)

December 31, 2008
Government-sponsored enterprises	$940	$(35)	$-	$-	$940	$(35)
State and municipal	1,015	(33)	823	(125)	1,838	(158)
Mortgage-backed securities - residential	3,616	(52)	-	-	3,616	(52)
Collateralized mortgage obligations - U.S. Govt.	24,593	(178)	-	-	24,593	(178)
Collateralized mortgage obligations - other	-	-	16,737	(1,551)	16,737	(1,551)

Total	$30,164	$(298)	$17,560	$(1,676)	$47,724	$(1,974)
The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2009	2008	2007
	(Dollars in Thousands)
Proceeds	$52,917	$76,245	$14,619
Gross gains	578	928	40
Gross losses	(195)	(278)	(86)

Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 2 AVAILABLE FOR SALE SECURITIES (continued)

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

The amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2009, the Company’s security portfolio consisted of 129 securities, 36 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At December 31, 2009, approximately $156.6 million, or 88% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 2 AVAILABLE FOR SALE SECURITIES (continued)

Collateralized Mortgage Obligations - Other

The Company’s securities portfolio also includes non-agency collateralized mortgage obligations with a fair value of $20.5 million at December 31, 2009. The Company evaluated the historical and expected future performance of the underlying collateral to determine if a future loss is expected which would result in a principal write-down.  As a part of the evaluation, the Company reviewed deal specific data including loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  This evaluation was completed utilizing a model to project future performance using collateral specific assumptions, such as expected future default rates, recoveries and prepayments.

The Company recorded an expense for other-than-temporary impairment of approximately $4.5 million in non-interest income on seven private label mortgage-backed securities for the year ended December 31, 2009.  The remainder of the private label portfolio is investment grade, there have been no down-grades and thus we believe there is no other-than-temporary impairment.

The table below presents a roll-forward of the credit losses recognized in earnings for the year ended December 31, 2009:

(Dollars in Thousands)
Beginning balance, January 1, 2009	$-
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	4,467
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-

Ending balance, December 31, 2009	$4,467

Interest income earned from securities exempt from federal income tax was $92,000, $179,000 and $205,000 for the years ending December 31, 2009, 2008 and 2007, respectively.

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 3 – LOANS HELD FOR SALE

Loans held for sale are comprised entirely of loans secured by one- to four-family residential residences. Substantially all of the balance outstanding at December 31, 2009, is composed of individual residential mortgage loans.  As of December 31, 2009, the weighted average number of days outstanding of loans held for sale was 24 days.

During the twelve months ended December 31, 2009 the Company originated approximately $62.4 million of loans internally, and purchased approximately $25.6 million of loans from third parties.

NOTE 4 - LOANS, NET

Following is a comparative composition of net loans as of December 31, 2009 and 2008:

	As of December 31,
	2009	% of total loans	2008	% of total loans
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$306,968	49.3%	$370,783	49.9%
Commercial	77,403	12.4%	84,134	11.3%
Other ( land & multifamily)	37,591	6.0%	43,901	5.9%
Total real estate loans	421,962	67.7%	498,818	67.1%

Real estate construction loans:
Construction-one-to-four family	4,189	0.7%	8,974	1.2%
Construction-commercial	8,022	1.3%	10,883	1.5%
Acquisition & development	3,148	0.5%	5,008	0.7%
Total real estate construction loans	15,359	2.5%	24,865	3.3%

Other loans:
Home equity	93,929	15.1%	107,525	14.5%
Consumer	73,870	11.9%	87,162	11.7%
Commercial	17,848	2.9%	25,273	3.4%
Total other loans	185,647	29.8%	219,960	29.6%

Total loans	622,968	100%	743,643	100%

Allowance for loan losses	(13,810)		(10,598)
Net deferred loan costs	5,122		8,662
Premiums on purchased loans	91		172

Loans, net	$614,371		$741,879

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 4 - LOANS, NET (continued)

Activity in the allowance for loan losses for the twelve months ended December 31 was as follows:

	2009	2008	2007
	(Dollars in Thousands)

Beginning balance	$10,598	$6,482	$4,705
Provision for loan losses	24,873	13,948	2,616
Loans charged-off	(22,540)	(10,989)	(2,953)
Recoveries	879	1,157	2,114
Ending balance	$13,810	$10,598	$6,482

Impaired loans as of December 31, 2009 and 2008 were as follows:

	2009	2008
	(Dollars in Thousands)

Year-end loans with no allocated allowance for loan losses	$27,692	$-
Year-end loans with an allocated allowance for loan losses	16,700	17,472
Total	$44,392	$17,472

Amount of the allowance for loan losses allocated to impaired loans	$5,398	$3,525

Amount of charge-offs taken on year-end impaired loans	$2,157	$1,120

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Average of impaired loans during the period	$20,898	$10,092	$3,396
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—

Impaired loans include troubled debt restructurings (TDRs) of $22.7 million and $7.0 million at December 31, 2009 and 2008.  The balance of troubled debt restructurings with partial charge-offs is not included with year-end loans with an allocated allowance for loan losses.  There were no commitments to lend additional amounts on TDRs as of December 31, 2009 and 2008.  Non-performing loans, including non-accrual loans, at December 31, 2009, 2008 and 2007 were $35.2 million, $25.5 million and $7.8 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of the end of 2009, 2008 or 2007.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.  For 2009 and 2008 contractual gross interest income of $1.4 million and $1.1 million would have been recorded on

(continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 4 - LOANS, NET (continued)

The Company has originated loans with directors and executive officers and their associates.  These loans totaled approximately $4.5 million and $2.6 million at December 31, 2009 and 2008.  The activity on these loans for 2009 was as follows:

(Dollars in Thousands)
Beginning balance	$2,572
New loans	119
Effect of changes in related parties	1,879
Repayments	(99)

Ending balance	$4,471

NOTE 5 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

 The Company used the following methods and significant assumptions to estimate fair values:

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
Years Ended December 31, 2009, 2008 and 2007

NOTE – 5   FAIR VALUE (continued)

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

Other Real Estate Owned
Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  An impairment loss is recognized in cases where the carrying amounts exceeds the fair value less costs to sell.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2009 Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$15,752	-	$15,752	-
State and municipal	844	-	844	-
Mortgage-backed securities – residential	38,410	-	38,410	-
Collateralized mortgage obligations – U.S. Govt.	102,439	-	102,439
Collateralized mortgage obligations – other	20,493	-	19,141	1,352
Liabilities:
Interest rate swap	$(520)	$-	$(520)	$-

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE – 5   FAIR VALUE (continued)

	Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$14,200	-	$14,200	-
State and municipal	2,513	-	2,513	-
Mortgage-backed securities – residential	37,948	-	37,948	-
Collateralized mortgage obligations – U.S. Govt.	76,076	-	76,076
Collateralized mortgage obligations - other	16,737	8,693	8,044	-
Liabilities:
Interest rate swap	$(618)	$-	$(618)	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009:

Investment Securities Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at January 1, 2009	$-
Total realized and unrealized gains (losses):
Included in earnings - realized	-
Included in earnings - unrealized	(3,488)
Included other comprehensive income	715
Proceeds from maturities and payments, net	(99)
Transfers in and/or out of level 3	4,224
Balance of recurring Level 3 assets at December 31, 2009	$1,352

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values; accordingly the Company determined that debt securities totaling $1,352 were more appropriately evaluated as Level 3 assets utilizing discount cash flow models as of December 31, 2009.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE – 5   FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2009 Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,028			$5,028
Impaired loans – collateral dependent	28,773			28,773

	Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$3,332			$3,332
Impaired loans – collateral dependent	13,947	-	-	13,947

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE – 5   FAIR VALUE (continued)

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral; collateral dependent loans had a carrying amount of $28.8 million and $17.5 million, net of a valuation allowance of $5.4 million and $3.5 million, as of December 31, 2009 and 2008, respectively.  Provision for loan losses of $9.4 million and $2.2 million was recorded during 2009 and 2008 on impaired loans.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $5.0 million, which is made up of the outstanding balance of $5.8 million, net of a valuation allowance of $780,000 at December 31, 2009, resulting in a write-down of $780,000 for the year ended December 31, 2009.

Fair value adjustments for interest rate swaps resulted in a gain of $98,000 for the twelve months ended December 31, 2009.

NOTE 6 - LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31 are summarized as follows:

	2009	2008
	(Dollars in Thousands)
Land	$7,176	$7,241
Buildings and leasehold improvements	12,016	12,312
Furniture, fixtures, and equipment	9,316	9,318
Building and equipment in process	152	368
	28,660	29,239
Accumulated depreciation and amortization	(12,646)	(12,677)

Land, premises and equipment, net	$16,014	$16,562

Depreciation expense was $1.1 million, $1.1 million and $1.4 million for the years ended 2009, 2008 and 2007, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the periods ending December 31 is as follows:

	2009	2008
	(Dollars in Thousands)
Beginning of period	$2,811	$2,661
Increases in goodwill	-	150
Decreases in goodwill – impairment charge	2,811	-
End of period	$-	$2,811

Goodwill is tested at least annually for impairment, more frequently if events or circumstances indicate impairment may exist.  The recessionary economic conditions have significantly affected the banking industry in general, and have had an adverse impact on our financial results.  Financial results for 2009 have been negatively impacted by an increase in credit losses in our loan portfolio, a lower net interest margin due to increased balances of non-performing loans, recognition of other-than-temporary-impairment (OTTI) on certain of our available-for-sale securities and higher loan collection expenses.  Our stock price has continued to trade at a price below book value since the fourth quarter of 2008.  Accordingly, an assessment of goodwill impairment was performed during the third quarter of 2009 in advance of the date of normal annual review.  This non-cash charge had no impact on the Bank's operations, liquidity, regulatory capital or its well-capitalized status.  Based on the results of that analysis, an impairment charge of $2.8 million was recorded in the third quarter of 2009, leaving no goodwill on the balance sheet at December 31, 2009.

Core Deposit Intangible Assets

Core deposit intangible assets included in other assets in the consolidated balance sheets as of December 31, 2009 and 2008 were as follows:

	2009		2008
	(Dollars in Thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$611	$(498)	$611	$(466)

Aggregate amortization expense was $33,000, $38,000 and $40,000 for the years 2009, 2008 and 2007.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (continued)

Estimated amortization expense for each of the next five years ending December 31:

(Dollars in Thousands)
2010	$27
2011	27
2012	27
2013	27
2014	5

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were approximately $132.2 million and $145.7 million at December 31, 2009 and 2008.

Scheduled maturities of time deposits at December 31, 2009 were as follows:

(Dollars in Thousands)

2010	$189,277
2011	50,678
2012	23,705
2013	9,862
2014	6,958
$280,480

Brokered certificate of deposits were $54.7 million and $43.4 million at December 31, 2009 and 2008. The Company must obtain approval from the Office of Thrift Supervision in order to increase outstanding brokered deposits in excess of those held at December 31, 2009.

Deposits from directors, executive officers and their associates at December 31, 2009 and 2008 were approximately $550,000 and $300,000.

Interest expense on customer deposit accounts is summarized as follows:

	2009	2008	2007
	(Dollars in Thousands)
Interest bearing	$1,434	$1,438	$1,482
Savings & money market	2,495	4,168	7,169
Time	11,992	15,048	15,144
	$15,921	$20,654	$23,795

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank of Atlanta were as follows:

	2009	2008
	(Dollars in Thousands)
Maturities August 2010 through March 2018, fixed at rates from 2.66% to 4.41%, averaging 3.97%	$147,694	$152,600
Maturities April 2010 through January 2014, variable rate at rates from 0.38% to 3.25%, averaging 1.26%	35,000	32,250
Total	$182,694	$184,850

Fixed-rate advances includes amounts which may be converted by the FHLB, at various designated dates following issuance, from fixed-rate to variable-rate debt, or for certain advances, adjusted to current market fixed rates.  If the FHLB converts the rates the Company has the option of pre-paying the debt, without penalty.  The Company may incur prepayment penalties if the Company prepays the debt.  At year-end 2009 and 2008, the amounts of convertible advances were $125.0 million.

The advances at December 31, 2009 mature as follows:

(Dollars in Thousands)
2010	$25,000
2011	13,000
2012	-
2013	10,000
2014	10,000
2015	20,000
Thereafter	105,000

$183,000

The Company had mortgage, home equity and commercial loans totaling approximately $446.7 million and $443.6 million at December 31, 2009 and 2008 pledged as collateral for the FHLB advances.  At December 31, 2009, the remaining borrowing capacity was $45.3 million.  At December 31, 2009 and 2008 Atlantic Coast Bank owned $10.0 million of FHLB stock, which also secures debts to the FHLB.

The Company refinanced $30 million in FHLB advances during 2008 that resulted in a penalty of approximately $471,000 to be amortized over 5 years, the amortization is reflected in interest expense.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 10 – OTHER BORROWINGS

Other borrowings were $12.2 million at December 31, 2009 as the Company borrowed $10.0 million from the Federal Reserve Bank in late December 2009 in conjunction with the sale of our Lake City, Florida branch.  This borrowing was repaid in full during early January 2010.  The Company also borrowed $2.2 million from another financial institution, which is secured by shares of the Company owned by Atlantic Coast Federal MHC; terms of the note are as follows:  prime plus 100 basis points with an 8% floor, payable in four annual installments of $550,000 plus interest, final due date December 11, 2013.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase with a carrying amount of $92.8 million at both December 31, 2009 and 2008 were secured by mortgage-backed securities with a carrying amount of $119.9 million and $105.6 million.

Regular annual maturities of $26.5 million begin in 2014, with the remaining $66.3 million occurring after 2014.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008
	(Dollars in Thousands)
Average daily balance during the year	$92,800	$89,793
Average interest rate during the year	4.57%	4.45%
Maximum month-end balance during the years	$92,800	$92,800
Weighted average interest rate at year-end	4.80%	4.30%

The counterparty to the Company’s securities sold under agreements to repurchase is exposed to credit risk whenever these instruments are in a liability position.  As a result, the Company collateralized the liability with securities.  At year-end 2009, the Company had $119.9 million in securities posted as collateral for these instruments.  Should the liability increase, the Company will be required to post additional collateral.

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender.  There have been no early terminations. In the event the Bank’s regulatory capital ratios fall below well capitalized it may be required to provide additional collateral.  In the event the capital ratios fall below adequately capitalized the counterparty has the option to call the debt at its fair value.  At maturity or termination, the securities underlying the agreements will be returned to the Company.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

At December 31, 2009, summary information about these interest-rate swaps is as follows:

2009
(Dollars in Thousands)
Notional amounts	$50,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.25%
Weighted average maturity	1.25
Fair value of combined interest rate swaps	$(520)

The fair value of the interest rate swap agreements at December 31, 2009 is reflected in other liabilities with a corresponding charge to income recorded as a reduction of non-interest income.

NOTE 13 - EMPLOYEE BENEFITS

Defined Contribution Plan:  Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company.  Plan participants may contribute between 1% and 75% of gross income, subject to an IRS maximum of $16,500.  For 2009, 2008 and 2007, the total plan expense was $5,000, $163,000 and $310,000, respectively.  The Company suspended its matching program during the first quarter of 2009.

Supplemental Executive Retirement Plan (SERP) and Director Retirement Plan:  Prior to 2009, the Company awarded SERP to certain executive officers and senior officers and provided a director retirement plan covering all non-employee members of the Board.  Under the SERP, the Company provided supplemental retirement plans for certain officers beginning after one year of service.  These plans generally provide for the payment of supplemental retirement benefits over a period of fifteen (15) to twenty (20) years after retirement.  Vesting generally occurs over a six (6) to ten (10)-year period.  For 2009, 2008 and 2007, expense for the supplemental retirement plans totaled $(2,472,000), $843,000 and $605,000.  The accrued liability for the plans totaled $0 and $2,223,000 at December 31, 2009 and 2008, respectively.

Under the Director Retirement Plan, directors were provided monthly benefits for a period of ten years following retirement.  For 2009, 2008 and 2007, the expense for the plan was $(212,000), $8,000, and $26,000, respectively.  The related plan liability was $0 and $212,000 at December 31, 2009 and 2008, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 13 - EMPLOYEE BENEFITS (continued)

The Company's Board of Directors voted in December 2009 to rescind a decision earlier in 2009 to terminate the Company's Supplemental Executive Retirement Plans (SERP) for directors, executive officers and other senior officers in a cost reduction move.  With the termination of those plans, the Company would have been required to distribute the accrued liabilities totaling approximately $3.8 million to SERP participants as early as May 2010 if certain financial conditions existed.  However, the Company has obtained the consent of each SERP participant to release the Company from liabilities for vested benefits under the plans (except for those of a deceased former officer), which enabled the Company to reverse previous SERP costs totaling approximately $3.0 million pre-tax in the fourth quarter of 2009.  In exchange for the release of the aforementioned liabilities, the Company has awarded new SERP benefits to the same participants, the vesting and value of which is contingent upon the successful completion of a second-step conversion at some future date or the occurrence of certain other events.  Accordingly, no expense for the reinstated SERPs will be recorded until such time as the Company is able to determine the likelihood and value of the reorganization and conversion, through which the Company's shares will become 100% publicly held or the occurrence of certain other events.

Deferred Director Fee Plan:  A deferred director fee compensation plan covers all non-employee directors.  Under the plan directors may defer director fees.  These fees are expensed as earned and the plan accumulates the fees plus earnings.  At December 31, 2009 and 2008, the liability for the plan was $186,000 and $144,000, respectively.

Split Dollar Life insurance agreement:  The Company entered into a Split Dollar Life insurance agreement with certain executive officers recognizing an expense of $41,000, $466,000 and $60,000 for 2009, 2008 and 2007, respectively.  The 2008 expense includes $419,000 associated with death of a senior officer of the Company during 2008.  The related liability was $132,000 and $91,000 at December 31, 2009 and December 31, 2008, respectively.

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Contributions to the ESOP were $568,000, $628,000 and $646,000 during 2009, 2008 and 2007. Contributions include approximately $5,000 and $127,000 in dividends on unearned shares in 2009 and 2008, respectively.

Compensation expense for shares committed to be released under the Company's ESOP was $230,000, $371,000 and $742,000 in 2009, 2008 and 2007, respectively.  Shares held by the ESOP as of December 31 were as follows:

	2009	2008
Allocated to eligible employees	279,312	232,760
Unearned	186,208	232,760
Total ESOP shares	465,520	465,520

Fair value of unearned shares	$281	$908

NOTE 15 - STOCK-BASED COMPENSATION

In 2005 the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the “Stock Option Plan”).  The compensation cost that has been charged against income for the Recognition Plan for 2009, 2008 and 2007 was $646,000, $790,000 and $684,000. The compensation cost that has been charged against income for the Stock Option Plan for 2009, 2008 and 2007 was $314,000, $397,000 and $332,000, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation for 2009, 2008 and 2007 was $252,000 $301,000 and $265,000, respectively.

The Recognition Plan
The Recognition Plan permits the Company’s board of directors to award up to 285,131 shares of its common stock to directors and key employees designated by the board. Under the terms of the Recognition Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date; accelerated vesting occurs if there is a change in control.  Any awarded shares which are forfeited, are returned to the Company and can be re-awarded to another recipient. The Recognition Plan became effective on July 1, 2005 and remains in effect for the earlier of 10 years from the effective date, or the date on which all shares of common stock available for award have vested.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 15 - STOCK-BASED COMPENSATION (continued)

During 2009 the Company’s board of directors awarded no shares of common stock available under the Recognition Plan to directors and key employees.  A summary of the status of the shares of the Recognition Plan at December 31, 2009, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2009	111,394	$15.46
Granted	-	-
Vested	(49,266)	13.00
Forfeited	(4,400)	11.55

Non-vested at December 31, 2009	57,728	$17.25

The weighted average grant-date fair value of non-vested shares was $17.25 and $15.46 at December 31, 2009 and 2008, respectively. There was $996,000 and $561,000 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2009 and 2008, respectively.  The expense is expected to be recognized over a weighted-average period of 0.5 years.  The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $640,000 and $1.1 million, respectively.

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

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 15- STOCK-BASED COMPENSATION (continued)

During 2009 the Company’s board of directors made no awards of incentive stock options.
A summary of the option activity under the Stock Option Plan as of December 31, 2009, and changes for the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	559,101	$13.72	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(86,756)	12.46	-	-

Outstanding at December 31, 2009	472,345	$13.94	6.0	$-

Vested or expected to vest	452,106	$13.94	6.0	$-

Exercisable at year end	373,182	$13.88	5.7	$-

Information related to the stock option plan during each year follows:

	2009	2008	2007
Intrinsic value of options exercised	$-	$-	$18,000
Cash received from option exercises	-	-	57,000
Tax benefit realized from option exercises	-	-	-
Weighted average fair value of options granted	$-	$1.35	$1.82

The Company has a policy of satisfying share option exercises by issuing shares from Treasury stock obtained from its stock repurchase programs.

As of December 31, 2009, there was $290,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 6.0 years.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 16 – INCOME TAXES

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Current - Federal	$-	$-	$3,025
Current - State	10	15	15
Deferred - Federal	(8,064)	(3,248)	(2,910)
Deferred - State	(1,224)	(484)	(324)
Change in federal valuation allowance	14,169	-	-
Change in state valuation allowance	1,219	484	324
Total	$6,110	$(3,233)	$130

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 16 – INCOME TAXES (continued)

The effective tax rate differs from the statutory federal income tax rate as follows:
	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Income taxes at Current
Statutory rate of 34%	$(7,896)	$(2,066)	$423
Increase(decrease) from
State income tax, net of Federal tax effect	(1,282)	(492)	(413)
Tax-exempt income	(31)	(49)	(56)
Increase in cash surrender value of BOLI	(215)	(310)	(293)
Proceeds from life insurance in excess of BOLI	-	(920)	-
ESOP share release	-	-	94
Stock option expense	75	103	81
Change in federal valuation allowance	14,169	-	-
Change in state valuation allowance	1,219	484	324
Other, net	71	17	(30)

Income tax (benefit) expense	$6,110	$(3,233)	$130

Effective tax rate	26.3%	53.2%	10.4%

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 16 – INCOME TAXES (continued)

Deferred tax assets and liabilities were due to the following:

	December 31, (Dollars in Thousands)
	2009	2008
Deferred tax assets:
Allowance for loan losses	$5,248	$4,027
Depreciation	93	208
Deferred compensation arrangements	446	1,292
Other real estate	118	154
Net operating loss carryforward	6,630	3,131
Net unrealized losses on AFS securities	-	224
Net unrealized loss on interest rate swaps	198	-
Deferred loan fees	1,128	182
Interest income on non-accrual loans	268	32
Accrued expenses	133	378
Acquired customer intangibles	654	-
Security write-downs	1,697	-
AMT Carryforward	71	-
Donation Carryforward	56	-
Gain on inter-company sale transaction	32	-

	$16,772	$9,628
Deferred tax liability:
Net unrealized gain on AFS securities	(93)	-
Deferred loan costs	(237)	(446)
Prepaid expenses	(224)	(239)
Acquired customer intangibles	-	(357)
Other	(22)	(51)
	(576)	(1,093)
Net, before valuation allowance	16,196	8,535

Valuation allowance - Federal	(14,169)	-
Valuation allowance - State	(2,027)	(808)

Net deferred tax (liability) asset	$-	$7,727

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
Years Ended December 31, 2009, 2008 and 2007

NOTE 16 – INCOME TAXES (continued)

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

At December 31, 2009, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $16.2 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards.  Based on this evaluation it was concluded a valuation allowance equal to $16.2 million was required for the federal deferred tax asset.  This valuation allowance was recognized as a charge to income tax expense for the twelve months ended December 31, 2009.  The realization of the deferred tax asset is dependent upon generating taxable income.  The Company continues to maintain a 100% valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense that will have a positive non-cash impact on our net income and stockholders’ equity.

The Company has a federal net operating loss carryforward of $15.3 million which begins to expire in 2027.  There is a valuation allowance of $8.0 million on this carryforward. The Company has a Florida and Georgia net operating loss carryforward of $37.5 million which begins to expire in 2026. The Company maintains a valuation allowance on $2.0 million of the loss as it does not anticipate generating taxable income in these states to utilize this carryforward prior to expiration.

NOTE 17 - REGULATORY MATTERS

Atlantic Coast Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, as well as other factors, and the regulators can lower classifications in certain cases.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  The prompt corrective action regulations provide for five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 17 - REGULATORY MATTERS (continued)

Atlantic Coast Bank actual and required capital levels (in millions) and ratios were:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk weighted assets)	$62.6	11.4%	$43.8	8.0%	$54.7	10.0%
Tier 1 (core) capital (to risk weighted assets)	55.7	10.2%	21.9	4.0%	32.8	6.0%
Tier 1 (core) capital (to adjusted total assets)	55.7	6.1%	36.2	4.0%	45.3	5.0%

As of December 31, 2008
Total capital (to risk weighted assets)	$80.3	11.6%	$55.3	8.0%	$69.1	10.0%
Tier 1 (core) capital (to risk weighted assets)	74.3	10.8%	27.6	4.0%	41.5	6.0%
Tier 1 (core) capital (to adjusted total assets)	74.3	7.5%	39.6	4.0%	49.5	5.0%

At December 31, 2009 and December 31, 2008, Atlantic Coast Bank was classified as "well capitalized."  There are no conditions or events since December 31, 2009 that management believes have changed the classification.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends, or Atlantic Coast Bank must convert to a commercial bank charter.  Management believes this test is met.

Banking regulations limit capital distributions by savings associations.  Generally, capital distributions are limited to undistributed net income for the current and prior two years.  During 2010 Atlantic Coast Bank can not declare any dividends without prior approval of the OTS.  Payment of dividends by Atlantic Coast Federal Corporation is largely dependent on the ability of Atlantic Coast Bank to pay dividends.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 17 - REGULATORY MATTERS (continued)

The following is a reconciliation of Atlantic Coast Bank's equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2009 and 2008:

	2009	2008
	(Dollars in Thousands)
GAAP equity	$56,136	$77,109
Intangible assets	(113)	(2,955)
Unrealized (gain) loss on securities available for sale	(327)	-
Minority interest in includable consolidated subsidiaries including REIT	-	125
Tier 1 Capital	55,696	74,279
General allowance for loan and lease losses	6,857	6,046

Total capital	$62,553	$80,325

NOTE 18 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The principal commitments as of December 31 are as follows:

	2009	2008
	(Dollars in Thousands)
Undisbursed portion of loans closed	$4,128	$8,669
Unused lines of credit and commitments to fund loans	54,089	76,907

At December 31, 2009, the un-disbursed portion of loans closed was primarily unfunded residential construction loans with fixed and variable rates ranging from 3.5% to 7.5%. At December 31, 2009, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments.  The fixed rate commitments totaled $27.9 million and had interest rates that range from 5% to 18%; variable rate commitments totaled $26.2 million and had interest rates that range from 2.5% to 9.9%.

As of December 31, 2009 and 2008, the Company had fully secured outstanding standby letters of credit commitments totaling $263,000 and $722,000, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

The Company has employment agreements with its chief executive officer (“CEO”), chief financial officer (“CFO”), chief risk officer and executive vice president of retail operations.  Under the terms of the agreement, certain events leading to a successful Second Step Conversion, a change in control, or separation from the Company, could result in cash payments equal to 2.99 times the salary of the CEO, CFO and executive vice president of retail operations, and 1.00 times the salary of the chief risk officer.  Since payments are contingent upon certain events, the Company accrues for no liability.

The Company maintained a line of credit with one financial institution of $7.5 million as of December 31, 2009; the Company maintained lines of credit with two financial institutions that totaled $22.5 million as of December 31, 2008. There were no balances outstanding as of December 31, 2009 and 2008.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 19 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(Dollars in Thousands, Except Share Information)

Basic
Net (loss) income	$(29,335)	$(2,845)	$1,115
Weighted average common shares outstanding	13,423,499	13,557,869	13,693,651
Less: Average unallocated ESOP shares	(232,632)	(278,930)	(325,736)
Average unvested restricted stock awards	(86,166)	(144,164)	(202,571)

Average shares	13,104,701	13,134,775	13,165,344

Basic (loss) earnings per common share	$(2.24)	$(0.22)	$0.08

Diluted
Net (loss) income	$(29,335)	$(2,845)	$1,115
Weighted average common shares outstanding per common share	13,104,701	13,134,775	13,165,344
Add:Dilutive effects of assumed exercise of stock options	-	-	51,445
Dilutive effects of full vesting of stock awards	-	-	128,719

Average shares and dilutive potential common shares	13,104,701	13,134,775	13,345,508

Diluted (loss) earnings per common share	$(2.24)	$(0.22)	$0.08

Stock options and restricted stock awards for 640,681 shares of common stock were not considered in computing diluted earnings per common share for 2007 because they were anti-dilutive; there was no dilutive effect for 2009 and 2008 as each year had a net loss.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related taxes for years ended 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(Dollars in Thousands)
Net income (loss)	$(29,335)	$(2,845)	$1,115
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	1,122	(37)	440
Less reclassification adjustments for (gains)
losses recognized in income	(383)	(650)	46
Net unrealized (losses) gains	739	(687)	486
Income tax effect	(283)	275	(178)
Net of tax amount	456	(412)	308
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	4,475	-	-
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	(4,467)	-	-
Income tax effect	(4)	-	-
Net of tax amount	4	-	-

Total other comprehensive income (loss)	460	(412)	308

Comprehensive income (loss)	$(28,875)	$(3,257)	$1,423

As of December 31, 2009 and 2008 accumulated other comprehensive income includes $456,000 and $(412,000) related to net unrealized losses on securities available for sale.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	As of December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$37,144	$37,144	$34,058	$34,058
Loans held for sale	8,990	8,990	736	736
Loans, net	614,371	614,229	741,879	733,142
Federal Home Loan Bank stock	10,023	n/a	9,996	n/a
Accrued interest receivable	3,261	3,261	3,934	3,934

FINANCIAL LIABILITIES
Deposits	555,444	557,094	624,606	627,049
Securities sold under agreements to repurchase	92,800	102,537	92,800	106,327
Federal Home Loan Bank advances	182,694	201,227	184,850	216,869
Accrued interest payable	1,318	1,318	1,441	1,441

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering the need for adjustments for market illiquidity.  Fair value of debt (FHLB advances and securities sold under agreements to repurchase) is based on current rates for similar financing. It was not practicable to determine the fair vale of FHLB stock due to restrictions placed on its transferability.  The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
	(Dollars in Thousands)

	$1,598	$303
Securities available for sale	1,469	4,321
Investment in subsidiary	54,803	77,108
Note receivable from ESOP	2,124	2,614
Other assets	712	1,960

Total assets	$60,706	$86,306

Borrowed funds	$3,943	$1,535
Other accrued expenses	222	811
Total stockholders'equity	56,541	83,960

Total liabilities and stockholders' equity	$60,706	$86,306

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF INCOME (LOSS)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in Thousands)

Net interest income	$230	$543	$530
Gain (loss) on sale of securities	(129)	63	-
Impairment loss	(1,158)
Other	211	(14)	136
Equity in net (loss) income of subsidiary	(26,652)	(2,780)	2,345

Total income (loss)	(27,498)	(2,188)	3,011

Total expense	1,837	657	1,896

Net income (loss)	$(29,335)	$(2,845)	$1,115
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)
ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008 and 2007
	2009	2008	2007
	(Dollars in Thousands)
Cash flow from operating activities
Net income (loss)	$(29,335)	$(2,845)	$1,115
Adjustments:
Net depreciation and amortization	(6)	10	-
(Gain) loss on sale of securities	129	(10)	-
Other than temporary impairment	1,158	-	-
Net change in other assets	1,169	1,292	(1,866)
Net change in other liabilities	(589)	156	(339)
Share-based compensation expense	1,081	1,077	1,125
Dividends received from subsidiary	-	-	10,216
Equity in undistributed (earnings) loss of subsidiary	26,652	2,780	(2,345)
Net cash from operating activities	259	2,460	7,906

Cash flow from investing activities
Purchase of securities available for sale	-	(8,537)	-
Proceeds from maturities and repayments of
securities available for sale	593	6,268	983
Proceeds from the sale of securities available for sale	1,082	4,134	-
Purchase of bank owned life insurance	-	2,161	(3,100)
Life insurance proceeds in excess of CSV	-	2,634	-
Contribution to Bank subsidiary	(3,796)	(6,423)	-
Payments received on ESOP loan	484	418	376
Expenditures on premises and equipment	1	(3)	-
Net change in other interest bearing deposits at subsidiary	-	-	1,200
Net cash from investing activities	(1,636)	652	(541)

Cash flow from financing activities
Advances from Atlantic Coast Bank	-	818	428
Other borrowings	2,407	-	-
Proceeds from exercise of stock options	-	-	57
Shares relinquished	(17)	(60)	(16)
Treasury stock purchased	(29)	(1,841)	(1,968)
Capital contribution	400	-	-
Repayments to Atlantic Coast Bank	-	-	(2,978)
Dividends paid	(89)	(2,432)	(2,509)
Net cash from financing activities	2,672	(3,515)	(6,986)

Net change in cash and cash equivalents	1,295	(403)	379

Cash and cash equivalents at beginning of period	303	706	327

Cash and cash equivalents at end of period	$1,598	$303	$706

(Continued)

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T) Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) ) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

(c) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(d)) that occurred during the quarter ended December 31, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

 Item 11 Executive Compensation.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13 Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14 Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to Atlantic Coast Federal Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15  Exhibits and Financial Statement Schedules

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

Exhibits

3.1	Charter of Atlantic Coast Federal Corporation[1]
3.2	Bylaws of Atlantic Coast Federal Corporation[1]
4	Form of Common Stock Certificate of Atlantic Coast Federal Corporation[1]
10.1	Employee Stock Ownership Plan[1]
10.2	Employment Agreement with Robert J. Larison, Jr.[2]
10.3	Employment Agreement with Thomas B. Wagers, Sr. [3]
10.4	Employment Agreement with Carl E. Insel [3]
10.5	Employment Agreement with Phillip Buddenbohm [3]
10.6	Non-compete and Non-Solicitation Agreement with Robert J. Larison, Jr. [2]
10.7	Third Amended and Restated Supplemental Executive Retirement Agreement with Robert J. Larison, Jr. [2]
10.8	Amended and Restated Supplemental Executive Retirement Plan[2]
10.9	Amended and Restated 2005 Director Retirement Plan[2]
10.10	Atlantic Coast Federal Corporation 2005 Stock Option Plan[4]
10.11	Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan[4]
10.12	Split Dollar Life Insurance Agreement with Robert J. Larison, Jr.[5]
10.13	Split Dollar Life Insurance Agreement with Carl W. Insel[5]
10.14	Split Dollar Life Insurance Agreement with Thomas B. Wagers, Sr.[3]
10.15	2008 Executive Deferred Compensation Plan[6]
10.16	Second Amended and Restated Supplemental Executive Retirement Agreement with Carl W. Insel[2]
10.17	Amended and Restated Supplemental Executive Retirement Agreement with Thomas B.Wagers, Sr.[2]
21	Subsidiaries of Registrant
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]
Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on March 25, 2004 (Registration No. 333-113923).

[2]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on December 17, 2009.

[3]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on January 7, 2010.

[4]	Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2005 (Registration No. 333-126861).

[5]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on November 9, 2006.

[6]	Incorporated by reference to the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on February 12, 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
Date: March 31, 2010	By:	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ Robert J. Larison, Jr.	By:	/s/ Thomas B. Wagers, Sr.
	Robert J. Larison, Jr.		Thomas B. Wagers, Sr.
	President, Chief Executive Officer and Director		Senior Vice President and Chief Financial Officer
	Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Thomas F. Beeckler	By:	/s/ Frederick D. Franklin, Jr.
	Thomas F. Beeckler		Frederick D. Franklin, Jr.
	Director		Director
	Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Charles E. Martin, Jr.	By:	/s/ W. Eric Palmer
	Charles E. Martin, Jr.		W. Eric Palmer
	Director		Director
	Date: March 31, 2010		Date: March 31, 2010

By:	/s/ Robert J. Smith	By:	/s/ Forrest W. Sweat, Jr.
	Robert J. Smith		Forrest W. Sweat, Jr.
	Director		Director
	Date: March 31, 2010		Date: March 31, 2010

By:	/s/ H. Dennis Woods
H. Dennis Woods
Director
Date: March 31, 2010