Form 10-Q
period 2010-03-31
ATLANTIC COAST FEDERAL CORP
filed 2010-05-17
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
YES ☐  NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer   ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2010
Common Stock, $0.01 Par Value	13,415,545 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Dollars in Thousands, Except Share Information)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from financial institutions	$9,591	$8,211
Short-term interest-earning deposits	28,370	28,933
Total cash and cash equivalents	37,961	37,144
Securities available for sale	204,217	177,938
Loans held for sale	5,253	8,990
Loans, net of allowance of $13,308 in 2010
and $13,810 in 2009	599,858	614,371
Federal Home Loan Bank stock, at cost	10,023	10,023
Land, premises and equipment, net	15,935	16,014
Bank owned life insurance	22,983	22,806
Other real estate owned	5,035	5,028
Accrued interest receivable and other assets	12,756	13,247

Total assets	$914,021	$905,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$35,370	$34,988
Interest-bearing demand	79,052	79,192
Savings and money market	168,059	160,784
Time	302,211	280,480
Total deposits	584,692	555,444
Securities sold under agreement to repurchase	92,800	92,800
Federal Home Loan Bank advances	172,718	182,694
Other borrowings	2,200	12,200
Accrued expenses and other liabilities	5,240	5,882
Total liabilities	857,650	849,020

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized,
shares issued 14,813,469 at March 31, 2010 and December 31, 2009	148	148
Additional paid in capital	61,418	61,225
Unearned employee stock ownership plan (ESOP) shares of 174,570
at March 31, 2010 and 186,208 at December 31, 2009	(1,746)	(1,862)
Retained earnings	14,018	16,777
Accumulated other comprehensive income	2,483	152
Treasury stock, at cost, 1,397,760 shares at March 31, 2010
and 1,375,260 at December 31, 2009	(19,950)	(19,899)
Total stockholders' equity	56,371	56,541

Total liabilities and stockholders' equity	$914,021	$905,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$9,190	$10,823
Securities and interest-earning deposits
in other financial institutions	2,012	2,003
	11,202	12,826

Interest expense
Deposits	2,820	4,557
Federal Home Loan Bank advances	1,554	1,712
Securities sold under agreements to repurchase	1,148	983
Other borrowings	45	-
	5,567	7,252

Net interest income	5,635	5,574

Provision for loan losses	3,722	5,812

Net interest income (loss) after provision for loan losses	1,913	(238)

Non-interest income (loss)
Service charges and fees	856	992
Gain on sale of loans held for sale	104	185
Loss on sale of portfolio loans	(273)	-
Gain on sale of securities available for sale	-	96
Other than temporary impairment loss:
Total impairment loss	(700)	344
Gain (loss) recognized in other comprehensive income	625	(518)
Net impairment loss recognized in earnings	(75)	(174)
Interchange fees	222	215
Other	243	226
	1,077	1,540
Non-interest expense
Compensation and benefits	2,570	2,575
Occupancy and equipment	554	621
FDIC insurance premiums	449	336
Foreclosed assets, net	92	705
Data processing	255	260
Outside professional services	359	425
Collection expense and repossessed asset losses	393	204
Other	1,077	894
	5,749	6,020

Loss before income tax benefit	(2,759)	(4,718)

Income tax benefit	-	(1,657)

Net loss	$(2,759)	$(3,061)

Loss per common share:
Basic	$(0.21)	$(0.23)
Diluted	$(0.21)	$(0.23)

Dividends declared per common share	$-	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2010
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the three months ended March 31, 2010

Balance at January 1, 2010	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541

ESOP shares earned, 11,638 shares	-	(64)	116	-	-	-	52

Management restricted stock expense	-	161	-	-	-	-	161

Stock options expense	-	79	-	-	-	-	79

Director's deferred compensation	-	17	-	-	-	(17)	-

Treasury stock purchased at cost, 22,500 shares	-	-	-	-	-	(34)	(34)

Comprehensive income (loss):
Net loss	-	-	-	(2,759)	-	-	(2,759)
Other comprehensive income (loss)
Net change in unrealized losses on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	1,706	-	1,706
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary
impairment has been recognized in earnings,
net of reclassification and taxes	-	-	-	-	625	-	625
Total comprehensive income (loss)	-	-	-	(2,759)	2,331	-	(428)

Balance at March 31, 2010	$148	$61,418	$(1,746)	$14,018	$2,483	$(19,950)	$56,371

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2009
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

For the three months ended March 31, 2009

Balance at January 1, 2009	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

ESOP shares earned, 11,638 shares	-	(77)	117	-	-	-	40

Management restricted stock expense	-	161	-	-	-	-	161

Stock options expense	-	79	-	-	-	-	79

Dividend declared ($0.01 per share)	-	-	-	(45)	-	-	(45)

Director's deferred compensation	-	4	-	-	-	(4)	-

Treasury stock purchased at cost, 7,400 shares	-	-	-	-	-	(29)	(29)

Comprehensive income (loss):
Net loss	-	-	-	(3,061)	-	-	(3,061)
Other comprehensive income (loss)
Net change in unrealized gains on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	269	-	269
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary
impairment has been recognized in earnings,
net of reclassification and taxes	-	-	-	-	(518)	-	(518)
Total comprehensive income	-	-	-	(3,061)	(249)	-	(3,310)

Balance at March 31, 2009	$148	$60,228	$(2,211)	$43,095	$(557)	$(19,847)	$80,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	(2,759)	(3,061)
Adjustments to reconcile net loss to
to net cash from operating activities:
Provision for loan losses	3,722	5,812
Gain on sale of loans held for sale	(104)	(185)
Loss on sale of portfolio loans	273	-
Loans originated for sale	(17,632)	(14,292)
Proceeds from loan sales	21,480	23,891
Foreclosed assets, net	92	705
Gain on sale of securities available for sale	-	(96)
Other than temporary impairment loss on AFS securities	75	174
Loss on disposal of equipment	-	10
ESOP compensation expense	52	40
Share-based compensation expense	240	240
Net depreciation and amortization	602	395
Net change in accrued interest receivable	35	130
Net change in cash surrender value of bank owned life insurance	(177)	(176)
Net change in other assets	548	(2,389)
Net change in accrued expenses
and other liabilities	(642)	(9)
Net cash from operating activites	5,805	11,189

Cash flows from investing activities
Proceeds from maturities and payments
of securites available for sale	15,256	10,180
Proceeds from the sales of securities
available for sale	-	18,471
Purchase of securities available for sale	(39,691)	(51,451)
Proceeds from sale of portfolio loans	866	-
Net change in loans	8,781	10,529
Expenditures on premises and equipment	(156)	(191)
Proceeds from the sale of other real estate owned	718	732
Purchase of FHLB stock	-	(1,028)
Redemption of FHLB stock	-	900
Net cash from investing activities	(14,226)	(11,858)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from financing activities
Net change in deposits	$29,248	$9,301
Proceeds from FHLB advances	-	20,000
Repayment of FHLB advances	(9,976)	(27,226)
Repayment of other borrowings	(10,000)	-
Treasury stock repurchased	(34)	(29)
Dividends paid	-	(45)
Net cash from financing activities	9,238	2,001

Net change in cash and cash equivalents	817	1,332

Cash and equivalents beginning of period	37,144	34,058

Cash and equivalents at end of period	$37,961	$35,390

Supplemental information:
Interest paid	$5,641	$7,276
Income tax paid	15	15

Supplemental noncash disclosures:
Loans transferred to other real estate	$823	$785

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include Atlantic Coast Federal Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Bank (the “Bank”).  All significant inter-company balances and transactions have been eliminated in consolidation.  The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” may be used interchangeably throughout this Form 10-Q.

The accompanying condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the periods ended March 31, 2010 and March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The 2009 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the March 31, 2009 financial statements have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

NOTE 2.  USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported periods, as well as the disclosures provided.  Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, realization of deferred tax assets and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 210-06, an Amendment of FASB Statement No. 157 Fair Value Measurements (ASC 820), which amended guidance requiring new disclosures as follows:

1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately theamounts of significant transfers in and out of Level 1 and Level 2 fair value measurements anddescribe the reasons for the transfers.

2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurementsusing significant unobservable inputs (Level 3), a reporting entity should present separatelyinformation about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 clarifying existing disclosures as follows:

1. Level of disaggregation. A reporting entity should provide fair value measurement disclosuresfor each class of assets and liabilities. A class is often a subset of assets or liabilities within a lineitem in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2. Disclosures about inputs and valuation techniques. A reporting entity should providedisclosures about the valuation techniques and inputs used to measure fair value for bothrecurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll- forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2010
U.S. Government-sponsored enterprises	$27,998	$87	$(3)	$28,082
State and municipal	947	-	(96)	851
Mortgage-backed securities residential	48,541	1,246	(127)	49,660
Collateralized mortgage obligations U.S. Govt.	103,462	1,478	(355)	104,585
Collateralized mortgage obligations - other	20,787	1,559	(1,307)	21,039

	$201,735	$4,370	$(1,888)	$204,217

	(Dollars in Thousands)
December 31, 2009
U.S. Government-sponsored enterprises	$15,998	$-	$(246)	$15,752
State and municipal	947	-	(103)	844
Mortgage-backed securities residential	37,390	1,028	(8)	38,410
Collateralized mortgage obligations U.S. Govt.	101,236	1,530	(327)	102,439
Collateralized mortgage obligations - other	22,116	534	(2,157)	20,493

	$177,687	$3,092	$(2,841)	$177,938

The amortized cost and fair value of debt securities segregated by contractual maturity as of March 31, 2010, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

	March 31, 2010
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	-	-
Due after ten years	28,945	28,933
Mortgage-backed securities - residential	48,541	49,660
Collateralized mortgage obligations - U.S. Government	103,462	104,585
Collateralized mortgage obligations - other	20,787	21,039

Total	$201,735	$204,217

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time in a continuous unrealized loss position:

			(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Government-sponsored enterprises	$2,997	$(3)	$-	$-	$2,997	$(3)
State and municipal	851	(96)	-	-	851	(96)
Mortgage-backed securities - residential	17,491	(127)	-	-	17,491	(127)
Collateralized mortgage obligations - U.S. Govt.	42,495	(355)	-	-	42,495	(355)
Collateralized mortgage obligations - other	8,164	(1,287)	839	(20)	9,003	(1,307)

Total	$71,998	$(1,868)	$839	$(20)	$72,837	$(1,888)

December 31, 2009
Government-sponsored enterprises	$15,752	$(246)	$-	$-	$15,752	$(246)
State and municipal	-	-	844	(103)	844	(103)
Mortgage-backed securities - residential	7,206	(8)	-	-	7,206	(8)
Collateralized mortgage obligations - U.S. Govt.	34,820	(327)	-	-	34,820	(327)
Collateralized mortgage obligations - other	7,118	(203)	9,462	(1,954)	16,580	(2,157)

Total	$64,896	$(784)	$10,306	$(2,057)	$75,202	$(2,841)

Proceeds from sales, maturities and calls of securities available for sale were $15.3 million and $28.7 million for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $0 and $107,000 and gross losses of $0 and $11,000 were realized on these sales during the three months ended March 31, 2010 and 2009, respectively.  The Company had no sales of available for sale securities during the three months ended March 31, 2010.

Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

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

As of March 31, 2010 the Company’s security portfolio consisted of 110 securities, 28 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At March 31, 2010, approximately $182.3 million, or 89% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

Collateralized Mortgage Obligations - Other

The Company’s securities portfolio also included non-agency collateralized mortgage obligations with a fair value of $21.0 million at March 31, 2010. The Company evaluated the historical and expected future performance of the underlying collateral to determine if a future loss is expected which would result in a principal write-down.  As a part of the evaluation, the Company reviewed deal specific data including loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  This evaluation was completed utilizing a model to project future performance using collateral specific assumptions, such as expected future default rates, loss severity and prepayments.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The Company recorded an expense for other-than-temporary impairment of approximately $75,000 in non-interest income (loss) on one private label mortgage-backed mezzanine (support) bond for the three months ended March 31, 2010.

The table below presents a reconciliation of the credit losses recognized in earnings for the three month period ended March 31, 2010 and 2009:

	March 31,
	2010	2009
	(Dollars in Thousands)

Beginning balance, January 1	$4,467	$-

Amounts related to credit loss for which
an other-than-temporary impairment
was not previously recognized	-	-
Amounts realized for securities sold during the period
Amounts related to securities for which the company
intends to sell or that it will be more likely than not
the company will be required to sell prior to
recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be
collected that are recognized over the remaining
life of the security	-	-
Increases to the amount related to the credit
loss for which other-than-temporary impairment was previously
recognized	75	174

Ending balance, March 31	$4,542	$174

NOTE 5 - LOANS, NET

Loans. Following is a comparative composition of net loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010	% of total loans	December 31, 2009	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$299,314	49.2%	$306,968	49.3%
Commercial	77,584	12.8%	77,403	12.4%
Other ( land and multi-family)	35,999	5.9%	37,591	6.0%
Total real estate loans	412,897	67.9%	421,962	67.7%

Real estate construction loans:
One-to-four family	3,293	0.5%	4,189	0.7%
Commercial	7,521	1.2%	8,022	1.3%
Acquisition and development	2,871	0.5%	3,148	0.4%
Total real estate construction loans	13,685	2.3%	15,359	2.5%

Other loans:
Home equity	91,644	15.1%	93,929	15.1%
Consumer	71,961	11.8%	73,870	11.9%
Commercial	17,667	2.9%	17,848	2.9%
Total other loans	181,272	29.8%	185,647	29.8%

Total loans	607,854	100%	622,968	100%

Allowance for loan losses	(13,308)		(13,810)
Net deferred loan costs	5,231		5,122
Premiums on purchased loans	81		91

Loans, net	$599,858		$614,371

NOTE 5 - LOANS, NET (continued)

Allowance for loan losses activity for the three months ended March 31, 2010 and 2009 was as follows:

	2010	2009
	(Dollars in Thousands)

Beginning balance, January 1	$13,810	$10,598
Loans charged-off	(4,354)	(2,331)
Recoveries	130	345
Net charge-offs	(4,224)	(1,986)

Provision for loan losses	3,722	5,812

Ending balance, March 31	$13,308	$14,424

Impaired loans as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Loans with no allocated allowance for loan losses	$19,156	$27,692
Loans with an allocated allowance for loan losses	19,541	16,700
Total	$38,697	$44,392

Amount of the allowance for loan losses allocated to impaired loans	$5,296	$5,398

Amount of charge-offs taken on period-end impaired loans	$298	$2,157

Impaired loans included troubled debt restructurings of $20.1 million at March 31, 2010 and $22.7 million at December 31, 2009, of which $18.4 million and $19.9 million respectively, were performing according to the modified terms.  Non-performing loans, including non-accrual loans, at March 31, 2010 and December 31, 2009 were $34.4 million and $35.2 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of March 31, 2010 and December 31, 2009.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

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

NOTE 6.  INTEREST RATE SWAPS (continued)

At March 31, 2010, summary information about these interest-rate swaps is as follows:

March 31, 2010
(Dollars in Thousands)
Notional amounts	$50,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.28%
Weighted average maturity (years)	1.0
Fair value of interest rate swaps	(470)

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	March 31, 2010		December 31, 2009
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Accrued expenses and other liabilities	$(470)	Accrued expenses and other liabilities	$(520)

Total interest rate swaps not designated as hedging instruments under SFAS 133:
Total interest rate swaps		$(470)		$(520)

The effect of interest rate swaps for the three months ended March 31, 2010 and 2009 are as follows:

		Three Months Ended
		March 31, 2010	March 31, 2009
	Location of Gain or (Loss)	(Dollars in Thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other	$50	$(26)

Total		$50	$(26)

NOTE 7.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted loss per common share computation for the three months ended March 31, 2010 and 2009 is as follows:

	(Dollars in Thousands, except per share data)
	For the three months
	ended March 31,
	2010	2009
Basic
Net loss	$(2,759)	$(3,061)
Weighted average common shares outstanding	13,391,202	13,435,116
Less: Average unallocated ESOP shares	(186,208)	(232,760)
Average unvested restricted stock awards	(57,728)	(110,817)

Average Shares	13,147,266	13,091,539

Basic loss per common share	$(0.21)	$(0.23)

Diluted
Net loss	$(2,759)	$(3,061)

Weighted average shares outstanding from above	13,147,266	13,091,539
Add:Dilutive effects of assumed exercise of stock options
Dilutive effects of full vesting of stock awards	-	-

Average shares and dilutive potential common shares	13,147,266	13,091,539

Diluted loss per common share	$(0.21)	$(0.23)

Stock options for shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2010 and 2009, respectively.  There was no dilutive effect as each period reported a net loss.

NOTE 8.  TOTAL COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges.  Following is a summary  of other comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

	(Dollars in Thousands)

	Three months ended March 31,
	2010	2009

Net loss	$(2,759)	$(3,061)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	1,638	546
Less reclassification adjustments for (gains) losses recognized in income	-	(96)
Net unrealized gains	1,638	450
Income tax effect	68	(181)
Net of tax effect	1,706	269
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	675	(692)
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	(75)	(174)
Income tax effect	25	348
Net of tax effect	625	(518)

Total other comprehensive income (loss)	2,331	(249)

Comprehensive loss	$(428)	$(3,310)

NOTE 9.  FAIR VALUE

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

NOTE 9.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$28,082	-	$28,082	-
State and municipal	851	-	851	-
Mortgage-backed securities – residential	49,660	-	49,660	-
Collateralized mortgage obligations – U.S. Govt.	104,585	-	104,585
Collateralized mortgage obligations - other	21,039	-	10,483	10,556
Liabilities:
Interest rate swap	$(470)	$-	$(470)	$11,181

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Available for sale securities
U.S. government-sponsored entities and agencies	$15,752	-	$15,752	-
State and municipal	844	-	844	-
Mortgage-backed securities – residential	38,410	-	38,410	-
Collateralized mortgage obligations – U.S. Govt.	102,439	-	102,439	-
Collateralized mortgage obligations – other	20,493	-	19,141	1,352
Liabilities:
Interest rate swap	$(520)	$-	$(520)	$-

Fair value adjustments for interest rate swaps resulted in a gain of $50,000 for the three months ended March 31, 2010.

NOTE 9.  FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2010:

Investment
Securities
Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at January 1, 2010	$1,352
Total realized and unrealized gains (losses):
Included in earnings - realized	-
Included in earnings - unrealized	-
Included other comprehensive income	-
Proceeds from maturities and payments, net	(53)
Transfers in and/or out of Level 3	9,257
Balance of recurring Level 3 assets at March 31, 2010	$10,556

Market conditions for certain debt securities has resulted in unreliable or unavailable fair values, often resulting in transfers in and / or out of Level 3.  The Company determined that five debt securities totaling $10.6 million were more appropriately evaluated as Level 3 assets as of March 31, 2010.  These five securities were priced as Level 2 assets at December 31, 2009.   Three securities evaluated as Level 3 assets as of December 31, 2009 were priced as Level 2 assets as of March 31, 2010.

Level 3 assets were evaluated utilizing models to project future performance using collateral specific Assumptions, such as expected future default rates, expected future severity rates, prepayments and recoveries.

There were no sales of investment securities available-for-sale during the three months ended March 31, 2010.

NOTE 9.  FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,035	$-	$-	$5,035
Impaired loans – collateral dependent	33,630	$-	$-	33,630

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,028	$-	$-	$5,028
Impaired loans – collateral dependent	$28,773	$-	$-	$28,773

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

Impaired loans:
Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral.  Collateral dependent loans had a carrying amount of $33.6 million and $28.8 million, net of a valuation allowance of $5.3 million and $5.4 million at March 31, 2010 and December 31, 2009, respectively.  Provision for loan losses of $298,000 and $2.3 million was recorded on impaired loans during the three months ended March 31, 2010 and 2009, respectively.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	As of March 31,		As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$37,961	$37,961	$37,144	$37,144
Loans held for sale	5,253	5,253	8,990	8,990
Loans, net	599,858	599,680	614,371	614,229
Federal Home Loan Bank stock	10,023	n/a	10,023	n/a
Accrued interest receivable	3,225	3,225	3,261	3,261

FINANCIAL LIABILITIES
Deposits	584,692	586,604	555,444	557,094
Securities sold under agreements to repurchase	92,800	102,798	92,800	102,537
Federal Home Loan Bank advances	172,718	181,705	182,694	201,227
Accrued interest payable	1,244	1,244	1,318	1,318

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

NOTE 11.  INCOME TAXES

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

At March 31, 2010, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $16.4 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards.  Based on this evaluation it was concluded that a 100% valuation allowance continues to be required for the federal deferred tax asset.  The realization of the deferred tax asset is dependent upon generating taxable income.  The Company also continues to maintain a 100% valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

NOTE 11.  INCOME TAXES (continued)

Income tax expense (benefit) was as follows:

	Year to date
	March 31, 2010	March 31, 2009

Pre-tax loss	$(2,759)	$(4,718)
Effective tax rate	38.2%	35.1%
Tax benefit	(1,053)	(1,657)
Increase in valuation allowance - federal	976	-
Increase in valuation allowance - state	77	-
Income tax expense (benefit)	$-	$(1,657)

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

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations.  Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and accounting for deferred income taxes.  Atlantic Coast Federal Corporation’s accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

Allowance for Loan Losses

An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the condition of the United States economy in general, it is increasingly likely that impairment allowances on non-performing collateral dependent loans, particularly one-to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment allowances on non-performing one-to four family residential loans in the period the loan is classified as such. This accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

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

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and 2009.  The increases reflected the deterioration of market conditions, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The Company recorded an expense for other-than-temporary impairment of approximately $75,000 in non-interest income (loss) on one private label mortgage-backed mezzanine (support) bond for the three months ended March 31, 2010.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  As of March 31, 2010, the Company had a valuation allowance of $16.4 million, or 100% of the net deferred tax asset.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General. Total assets increased $8.4 million to $914.0 million at March 31, 2010 as compared to $905.6 million at December 31, 2009.  The primary reason for the increase in assets was an increase in available for sale securities of $26.3 million, partially offset by the decline in loans of $15.0 million as well as a decrease in loans held for sale of $3.7 million.  Total deposits increased $29.2 million to $584.7 million at March 31, 2010 from $555.4 million at December 31, 2009.  Core deposits grew by a combined $7.5 million, while time deposits increased $21.7 million, primarily due to growth in brokered deposits.

Following is a summarized comparative balance sheet as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,	Increase (decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$37,961	$37,144	$817	2.2%
Securitites available for sale	204,217	177,938	26,279	14.8%
Loans	613,166	628,181	(15,015)	-2.4%
Allowance for loan losses	(13,308)	(13,810)	502	-3.6%
Loans, net	599,858	614,371	(14,513)	-2.4%
Loans held for sale	5,253	8,990	(3,737)	-41.6%
Other assets	66,732	67,118	(386)	-0.6%
Total assets	$914,021	$905,561	$8,460	0.9%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$35,370	$34,988	$382	1.1%
Interest bearing demand	79,052	79,192	(140)	-0.2%
Savings and money market	168,059	160,784	7,275	4.5%
Time	302,211	280,480	21,731	7.7%
Total deposits	584,692	555,444	29,248	5.3%
Federal Home Loan Bank advances	172,718	182,694	(9,976)	-5.5%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Other borrowings	2,200	12,200	(10,000)	-82.0%
Accrued expenses and other liabilities	5,240	5,882	(642)	-10.9%
Total liabilities	857,650	849,020	8,630	1.0%
Stockholders' equity	56,371	56,541	(170)	-0.3%
Total liabilities and stockholders' equity	$914,021	$905,561	$8,460	0.9%

Securities available for sale.  Securities available for sale is comprised principally of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities.  The investment portfolio increased approximately $26.3 million to $204.2 million at March 31, 2010, net of purchases, sales and maturities.  The increase in securities available for sale was the result of increased payoffs of one- to four-family residential loans combined with limited market demand for portfolio loan originations. There were no sales of securities available for sale during the three months ended March 31, 2010.  Expense for other-than-temporary impairment was approximately $75,000 in non-interest income on one private label mortgage-backed mezzanine (support) security for the three months ended March 31, 2010.

	At March 31, 2010

	Amortized	Fair	Number of
	Cost	Value	Securities	OTTI
	(Dollars in Thousands)

Private label mortgage-backed securities with OTTI	$5,832	$5,200	7	$4,542
Private label mortgage-backed securities with no OTTI	14,955	15,839	11	-
Total private label mortgage-backed securities	$20,787	$21,039	18	$4,542

At March 31, 2010, approximately $182.3 million, or 89% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

Loans.  Portfolio loans declined approximately 2% to $599.9 million at March 31, 2010 as compared to $614.4 million at December 31, 2009 due to increased payoffs of one- to four-family residential loans in the first three months of 2010, combined with the sale of approximately $866,000 of non-performing loans in the first quarter of 2010.

Total loan originations increased $4.0 million to $33.2 million for the three months ended March 31, 2010 from $29.2 million for the same period in 2009. Origination of loans held for sale in the secondary market decreased $836,000 to $16.8 million during the first three months of 2010, from $17.6 million for the same period in 2009, while portfolio loan production increased $4.8 million to $16.4 million for the three months ended March 31, 2010 from $11.6 million for the same period in 2009.  Portfolio loan production of all loan types, and in particular one- to four-family residential loans, continue to be negatively impacted by a weak real estate economy marked by declining real estate values, slow residential real estate sales activity and the overall recessionary economy in the Bank’s markets.

Until critical economic factors stabilize, such as unemployment and residential real estate values management believes portfolio loan balances will continue to decline. However, due to a favorable interest rate environment, production of one-to four-family loans held for sale in the secondary market is expected to continue its moderate pace.  This strategy compliments the Bank’s desire to reduce portfolio loan balances in order to maximize capital efficiently.

Allowance for loan losses. The allowance for loan losses was $13.3 million or 2.17% of total loans compared to $13.4 million or 2.22% of total loans outstanding at March 31, 2010 and December 31, 2009, respectively.

Non-performing assets:	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Real Estate Loans
One-to-four-family	$12,309	$12,343
Commercial	3,890	3,895
Other	9,676	9,638

Construction - One-to-four-family	-	-
Construction - Commercial	4,988	4,988
Construction - Acquisition & Development	404	404

Other Loans - Consumer
Home Equity	2,467	2,973
Other	656	909
Commercial	-	-

Total non-performing loans	34,390	35,150
Foreclosed assets	5,035	5,028

Total non-performing assets	$39,425	$40,178

Total troubled debt restructurings (TDR)	$20,086	$22,660

Total impaired loans (including TDR)	$38,697	$44,392

Non-performing loans to total loans	5.61%	5.64%
Non-performing loans to total assets	3.76%	3.85%
Non-performing assets to total assets	4.31%	4.44%

As shown in the table above, non-performing loans were $34.4 million or 5.61% of total loans and $35.2 million, or 5.64% of total loans at March 31, 2010, and December 31, 2009, respectively.  Total impaired loans decreased to $38.7 million at March 31, 2010 from $44.4 million at December 31, 2009.  As of March 31, 2010 total non-performing one- to four-family residential loans of $12.3 million included $10.1 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral.  Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. The total allowance allocated for impaired loans decreased to $5.3 million at March 31, 2010 from $5.4 million at December 31, 2009.  As of March 31, 2010, and December 31, 2009, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of March 31, 2010, and December 31, 2009.  Non-performing loans, excluding small balance homogeneous loans, increased slightly to $17.3 million at March 31, 2010, from $17.2 million at December 31, 2009.   Troubled debt restructured (“TDR”) loans decreased to $20.1 million as of March 31, 2010, from $22.7 million at December 31, 2009.  These loans were primarily comprised of residential mortgage loans collateralized by real estate and were evaluated for impairment as required under GAAP.

A comparison of the general and specific components of the allowance for loan losses to non-performing loans as of March 31, 2010 is summarized as follows:

	Comparison of Loan Loss Allowance to Non-Performing Loans
	March 31, 2010

	Non- Performing Loans	Amount of General and Specific Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans
		(Dollars in Thousands)
Real Estate Loans
One-to four-family	$12,309	$2,791	22.67%
Commercial	3,890	763	19.61%
Other (land & multi-family)	9,676	1,342	13.87%

Real Estate Construction
Construction One-to four family	-	7	-
Construction Commercial	4,988	3,315	66.46%
Acquistion & Development	404	110	27.23%

Other Loans
Home Equity	2,467	2,150	87.15%
Consumer	656	2,585	394.05%
Commercial	-	245	-
Totals	$34,390	$13,308	38.70%

The following table sets forth an analysis of the allowance for loan losses:

	March 31,	March 31,
	2010	2009

Balance at beginning of period	$13,810	$10,598

Charge-offs:
Real Estate Loans
One-to four-family	1,880	561
Commercial	115	228
Other (Land & Multi-family)	518	32
Real Estate Construction Loans
Construction One-to four family	-	50
Construction Commercial	-	-
Acquistion & Development	-	-
Other Loans
Home equity	706	836
Consumer	437	336
Commercial	698	288
Total charge-offs	4,354	2,331

Recoveries:
Real Estate Loans
One-to four-family	54	124
Commercial	-	-
Other (Land & Multi-family)	1	15
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	4	109
Consumer	71	97
Commercial	-	-
Total recoveries	130	345

Net charge-offs	4,224	1,986
Provision for loan losses	3,722	5,812
Balance at end of period	$13,308	$14,424

During the three months ended March 31, 2010 loan charge-offs included approximately $1.3 million  of partial charge-offs of one-to four- family residential loans identified as non-performing. Due to the decline in real estate values over the past two years, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one-to four-family residential loans by the expected loss amount rather than providing a general allowance. Charge-offs in 2010 also included $1.2 million on commercial loans and other (land and multi-family) loans.

Deferred Income Taxes.  As of both March 31, 2010 and December 31, 2009 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization could not be supported. Consequently the Company has recorded a 100% valuation allowance of $16.4 million for the full amount of the net federal and state deferred tax assets as of March 31, 2010. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future years to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance is available as a tax benefit.

Deposits. Total deposit account balances were $584.7 million at March 31, 2010, an increase of $29.2 million from $555.4 million at December 31, 2009.  The $21.7 million increase in time deposits was primarily due to higher brokered deposits acquired in conjunction with the sale of our Lake City, Florida branch on December 31, 2009.  The relatively low rates on brokered deposits during the quarter also made them an attractive source of funds.  The remainder of the increase in deposits occurred as depositors increased their savings and money market accounts $7.3 million.  As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits in the second half of 2009 in order to reduce those deposits consistent with loan balances decreases (see the discussion above under Loans). Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to promote time deposit growth in order to meet liquidity needs.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $118.4 million at March 31, 2010, compared to $119.9 million at December 31, 2009.  The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future.  Upon conversion, each agreement may be terminated in whole by the lender each following quarter; there is no termination penalty if terminated by the lender.  There have been no early terminations.  At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of March 31, 2010 and December 31, 2009.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years, beginning in January 2014.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase as of March 31, 2010 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	4.95%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.04%

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative sources of funds, the Company may continue to sell securities under agreements to repurchase in the future to fund growth; however the Company does not plan to be active in the market in the near term.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 58 months and a weighted-average rate of 3.54% at March 31, 2010.   The decrease in FHLB borrowings to $172.7 million at March 31, 2010 as compared to December 31, 2009 was due to repayments of $10.0 million.  The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds. However, with the FDIC’s new deposit insurance premium assessment schedule raising assessment rates in order to recapitalize the Deposit Insurance Fund, which takes into consideration an institution’s FHLB borrowings, our FDIC assessment may increase, should any additional FHLB borrowings outpace deposit growth.

Other borrowings.  Other borrowings were $2.2 million at March 31, 2010.  The Company borrowed $2.2 million from another financial institution in December 2009 which is secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC. The entire amount of this loan was contributed to Atlantic Coast Bank as additional capital.

Stockholders’ equity.  Stockholders’ equity decreased by approximately $170,000 to $56.4 million at March 31, 2010 from $56.5 million at December 31, 2009 as the net loss of $2.8 million for the three months ended March 31, 2010 was partially offset by the increase in other comprehensive income.  Other comprehensive income for the three months ended March 31, 2010 was $2.3 million due to higher market values on available-for-sale securities.

The Company’s equity to assets ratio decreased to 6.17% at March 31, 2010, from 6.24% at December 31, 2009. The decrease was due to the net loss of $2.8 million for the three months ended March 31, 2010, partially offset by the increase in other comprehensive income. Despite this decrease, the Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas.  Total risk-based capital to risk-weighted assets was 11.3%, Tier 1 capital to risk-weighted assets was 10.0%, and Tier 1 capital to adjusted total assets was 5.8% at March 31, 2010. These ratios as of December 31, 2009 were 11.4%, 10.2% and 6.1%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009.

General. Net loss for the three months ended March 31, 2010, was $2.8 million, which was a decrease of $300,000 from a net loss of $3.1 million for the same period in 2009.  The net loss for the three months ended March 31, 2009 was net of a tax benefit of $1.7 million.  The Company did not record any tax benefit for the three months ended March 31, 2010 following the establishment of a 100% valuation allowance on the net deferred tax asset during the last six months of 2009.  The loss before income taxes was $2.8 million for the three months ended March 31, 2010 as compared to $4.7 million for the same period in 2009.  The reduction in loss before income taxes was primarily due to a $2.1 million decrease in the provision for loan losses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended March 31, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2010			2009
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$628,452	$9,190	5.85%	$742,157	$10,823	5.83%
Securites(2)	190,779	1,965	4.12%	161,518	1,983	4.91%
Other interest-earning assets(3)	33,398	47	0.56%	45,139	20	0.18%
Total interest-earning assets	852,629	11,202	5.26%	948,814	12,826	5.42%
Non-interest earning assets	53,997			59,132
Total assets	$906,626			$1,007,946

INTEREST-BEARING LIABILITIES
Savings deposits	$38,503	$54	0.56%	$33,709	$32	0.38%
Interest bearing demand accounts	78,089	345	1.77%	70,840	363	2.05%
Money market accounts	125,981	411	1.30%	136,404	727	2.13%
Time deposits	296,121	2,010	2.72%	350,610	3,435	3.92%
Securities sold under agreements to repurchase	92,800	1,148	4.95%	92,800	983	4.24%
Federal Home Loan Bank advances	174,259	1,554	3.57%	192,944	1,712	3.55%
Other borrowings	2,533	45	7.11%	-	-	-
Total interest-bearing liabilities	808,286	5,567	2.75%	877,307	7,252	3.30%
Non-interest bearing liabilities	40,664			48,090
Total liabilities	848,950			925,397
Stockholders' equity	57,676			82,549
Total liabilities and stockholders' equity	$906,626			$1,007,946

Net interest income		$5,635			$5,574
Net interest spread			2.51%			2.12%
Net earning assets	$44,343			$71,507
Net interest margin(4)			2.64%			2.35%
Average interest-earning assets to average interest-bearing liabilities		105.49%			108.15%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended March 31, 2010 as compared to the same period in 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(1,663)	$30	$(1,633)
Securities	329	(347)	(18)
Other interest-earning assets	(6)	33	27
Total interest-earning assets	(1,340)	(284)	(1,624)

INTEREST-BEARING LIABILITIES
Savings deposits	5	17	22
Interest bearing demand accounts	36	(54)	(18)
Money market accounts	(52)	(264)	(316)
Time deposits	(479)	(946)	(1,425)
Securities sold under agreements to repurchase	-	165	165
Federal Home Loan Bank advances	(167)	9	(158)
Other borrowings	45	-	45
Total interest-bearing liabilities	(612)	(1,073)	(1,685)

Net interest income	$(728)	$789	$61

Interest income. Total interest income declined $1.6 million to $11.2 million for the three months ended March 31, 2010 from $12.8 million for the three months ended March 31, 2009 because of a decrease in interest income on loans.  Interest income on loans decreased to $9.2 million for the three months ended March 31, 2010 from $10.8 million for the same period in 2009.  This decrease was due primarily to a decline in the average balance of loans, which decreased $113.7 million, to $628.5 million for the three months ended March 31, 2010 from $742.2 million for the prior year period.  Interest income earned on securities decreased slightly for the three months ended March 31, 2010 as compared to the same period in 2009, despite an increase in the average balance of $29.3 million, due to lower interest rates on new purchases of comparable securities, which resulted in a 79 basis point decline in average rate.

Our interest income could be adversely impacted by continued low interest rates, the unavailability of higher yielding interest-earning assets desired by the Company, and increased non-performing loans.

Interest expense. Interest expense declined by $1.7 million to $5.6 million for the three months ended March 31, 2010 from $7.3 million for the three months ended March 31, 2009.  The decrease in interest expense for the three months ended March 31, 2010, as compared to the same period in 2009, was due to lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits.  The average rate paid on time deposits decreased 120 basis points to 2.72% for the three months ended March 31, 2010 as compared to 3.92% the same period in 2009.

Net interest income.  Net interest income was unchanged at $5.6 million for the three months ended March 31, 2010, and 2009, as the decrease in interest expense offset the decrease in interest income. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 39 basis points to 2.51% for the first quarter of 2010 as compared to 2.12% for the same quarter in 2009.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 29 basis points to 2.64% as compared to 2.35% for the same quarter in 2009.  The improvement in net interest margin was primarily due to the 98 basis point decrease in the average interest rate of deposits, to 2.09% for the three months ended March 31, 2010 as compared to 3.07% for the same period in 2009.

Provision for loan losses.   Provision for loan losses of $3.7 million and $5.8 million were made during the three months ended March 31, 2010 and 2009, respectively.  The decline in the provision for loan losses was due to the recording of $2.0 million in specific allocations on four large commercial loans during the three months ended March 31, 2009 as compared to $300,000 during the same period in 2010.  To a lesser extent, the $112.9 million decrease in the balance of portfolio loans as of March 31, 2010 as compared to March 31, 2009 also contributed to the decrease in provision for loan losses.  Net charge-offs for the three months ended March 31, 2010 were $4.2 million as compared to $2.0 million for the same period in 2009.  Net charge-offs in 2010 included $1.3 million of partial write-downs on one- to four-family residential loans that became non-performing during the three months ended March 31, 2010.  Beginning in the second quarter of 2009 the Company adopted the policy of writing down loans when they are classified as non-performing rather than recording a general allocation; thus the three months ended March 31, 2009 did not have a similar charge.  The first quarter of 2010 also included $1.2 million of charge-offs on four commercial loans, while the Company did not record any commercial loan charge-offs for the same period in 2009.

Non-interest income. The components of non-interest income for the three months ended March 31, 2010 and 2009 were as follows:
			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$856	$992	$(136)	-13.7%
Gain on sale of loans held for sale	104	185	(81)	-43.8%
Loss on sale of portfolio loans	(273)	-	(273)	-
Gain on available for sale securities	-	96	(96)	-100.0%
Other than temporary impairment losses	(75)	(174)	99	-56.9%
Interchange fees	222	215	7	3.3%
Bank owned life insurance earnings	178	175	3	1.7%
Other	65	51	14	27.5%
	$1,077	$1,540	$(463)	-30.1%

Non-interest income for the three months ended March 31, 2010 decreased $463,000 to $1.1 million as compared to $1.5 million for the same three months in 2009.  The decrease was primarily due to the $273,000 loss on the sale of $866,000 of non-performing loans, lower service charges and fees due to lower volume of transactions, and lower gains on sale of both available-for-sale securities and loans held for sale, partially offset by a lower other-than-temporary-impairment loss.

Non-interest expense. The components of non-interest expense for the three months ended March 31, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,570	$2,575	$(5)	-0.2%
Occupancy and equipment	554	621	(67)	-10.8%
FDIC insurance premiums	449	336	113	33.6%
Foreclosed assets, net	92	705	(613)	-87.0%
Data processing	255	260	(5)	-1.9%
Outside professional services	359	425	(66)	-15.5%
Collection expense and repossessed
asset losses	393	204	189	92.6%
Other	1,077	894	183	20.5%
	$5,749	$6,020	$(271)	-4.5%

Non-interest expense decreased by $271,000 to $5.7 million for the three months ended March 30, 2010 from $6.0 million for the same three months ended March 31, 2009.  Components of the decrease included a lower loss on foreclosed assets, net partially offset by higher FDIC insurance premiums and increased legal, collection and administrative expenses associated with other real estate owned and foreclosures.

Income tax. The Company recorded no income tax benefit for the three months ended March 31, 2010 as compared to a benefit of $1.7 million for the same period in 2009 due to the Company’s establishment of a 100% valuation reserve for net deferred tax assets during the last six months of 2009.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Liquidity

Management maintains a liquidity position it believes adequate to provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet potential liquidity demands. The primary sources of funds are increases in deposit accounts and cash flows from loan payments and the securities portfolio.  The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds.  Other funding sources, however, such as deposit inflows from new deposits, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

During the three months ended March 31, 2010, cash and cash equivalents increased $817,000 from $37.1 million as of December 31, 2009, to $38.0 million as of March 31, 2010. Cash from operating activities of $5.8 million, combined with cash from financing activities of $9.2 million, was more than cash used for investing activities of $14.2 million.  Primary sources of cash were from net increases in deposits of $29.2 million, proceeds from maturities and payments of available-for-sale securities of $15.3 million and net decreases in loans of $8.8 million.  Primary uses of cash included purchases of available-for-sale securities of $39.7 million and repayments of FHLB borrowings of $10.0 million and repayments of other borrowings of $10.0 million.

During 2009, cash and cash equivalents increased $1.3 million from $34.1 million as of December 31, 2008, to $35.4 million as of March 31, 2009. Cash from operating activities of $11.2 million, combined with cash from financing activities of $2.0 million, was more than cash used for investing activities of $11.9 million.  Primary sources of cash were from FHLB borrowings of $20.0 million, proceeds from sales of securities available-for-sale of $18.5 million, net decreases in loans of $10.5 million, proceeds from maturities and payments of available-for-sale securities of $10.2 million and net increases in deposit accounts of $9.3 million.  The additional borrowings from the FHLB were used to replace maturing FHLB debt of $27.2 million.  Primary uses of cash included purchases of available-for-sale securities of $51.5 million.

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

As part of its efforts to monitor and manage interest rate risk, the Company uses a financial modeling tool that estimates the impact of different interest rate scenarios on the value of the Company’s equity. This financial modeling tool is referred to as Economic Value of Equity (“EVE”). In essence, this tool measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.  Given the duration of the unusual interest rate environment, the Company currently evaluates only the shift in yield curve up 300 basis points and down 100 basis points. Management believes the use of EVE improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments. Accordingly, the Company believes it is in a better position to be proactive in reducing future interest rate risk through management of the growth of interest-earning assets and interest-bearing liabilities within a meaningful time horizon.   The EVE, considering the assumed changes in interest rates as of March 31, 2010, is as follows:

	Economic Value of Equity and Duration of Assets and Liabilities at March 31, 2010
	Change in Interest Rate
	Decrease	Increase	Increase	Increase
	1%	1%	2%	3%

Duration of assets(1)	4.82	5.44	5.64	5.76
Duration of liabilities(1)	1.48	1.51	1.53	1.56
Differential in duration	3.34	3.93	4.11	4.20
	(Dollars in Thousands)
Amount of change in Economic Value of Equity(2)	$(187)	$(5,070)	$(16,578)	$(29,645)
Percentage change in Economic Value of Equity(2)	-0.30%	-8.01%	-26.19%	-46.83%

(1)	Expressed as number of years before asset/liability re-prices to achieve stated rate of interest rate increase.
(2)	Represents the cumulative five year pre-tax impact on the Company’s equity due to increased or (decreased) net interest margin.

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

 (b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

March 31, 2010

Part II - Other Information
Item 1.       Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business.  In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.    Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s     Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
None.   The Company suspended its stock repurchase program in March 2009.

Item 3.       Defaults Upon Senior Securities
None

Item 4.       Reserved

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

March 31, 2010

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: May 17, 2010	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: May 17, 2010	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer