Form 10-Q
period 2010-06-30
ATLANTIC COAST FEDERAL CORP
filed 2010-08-16
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010
Common Stock, $0.01 Par Value	13,415,874 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults upon Senior Securities	50
Item 4.	Removed and reserved	50
Item 5.	Other Information	50
Item 6.	Exhibits	50

Form 10-Q	Signature Page	51

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Dollars in Thousands, Except Share Information)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from financial institutions	$8,007	$8,211
Short-term interest-earning deposits	21,885	28,933
Total cash and cash equivalents	29,892	37,144
Securities available for sale	200,040	177,938
Loans held for sale	17,086	8,990
Loans, net of allowance of $10,236 in 2010 and $13,810 in 2009	586,676	614,371
Federal Home Loan Bank stock, at cost	10,023	10,023
Land, premises and equipment, net	15,797	16,014
Bank owned life insurance	23,176	22,806
Other real estate owned	7,340	5,028
Accrued interest receivable and other assets	11,344	13,247

Total assets	$901,374	$905,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$35,130	$34,988
Interest-bearing demand	78,758	79,192
Savings and money market	169,260	160,784
Time	291,863	280,480
Total deposits	575,011	555,444
Securities sold under agreement to repurchase	92,800	92,800
Federal Home Loan Bank advances	170,741	182,694
Other borrowings	5,000	12,200
Accrued expenses and other liabilities	4,606	5,882
Total liabilities	848,158	849,020

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued 14,813,469 at June 30, 2010 and December 31, 2009	148	148
Additional paid in capital	61,494	61,225
Unearned employee stock ownership plan (ESOP) shares of 162,932 at June 30, 2010 and 186,208 at December 31, 2009	(1,629)	(1,862)
Retained earnings	9,940	16,777
Accumulated other comprehensive income	3,164	152
Treasury stock, at cost, 1,390,924 shares at June 30, 2010 and 1,375,260 at December 31, 2009	(19,901)	(19,899)
Total stockholders' equity	53,216	56,541

Total liabilities and stockholders' equity	$901,374	$905,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$9,491	$10,266	$18,681	$21,088
Securities and interest-earning deposits
in other financial institutions	2,201	1,861	4,213	3,864
	11,692	12,127	22,894	24,952

Interest expense
Deposits	2,643	4,190	5,463	8,746
Federal Home Loan Bank advances	1,567	1,709	3,121	3,421
Securities sold under agreements to repurchase	1,174	1,017	2,322	2,000
Other borrowings	44	-	88	-
	5,428	6,916	10,994	14,167

Net interest income	6,264	5,211	11,900	10,785

Provision for loan losses	7,494	6,195	11,217	12,007

Net interest income (loss) after provision for loan losses	(1,230)	(984)	683	(1,222)

Non-interest income (loss)
Service charges and fees	963	1,040	1,832	2,042
Gain on sale of loans held for sale	78	189	182	374
Gain (loss) on sale of portfolio loans	113	-	(160)	-
Gain on sale of securities available for sale	1,229	118	1,229	215
Other than temporary impairment loss:
Total impairment loss	(10)	(2,465)	(710)	(3,200)
Gain (loss) recognized in other comprehensive income	4	1,319	629	1,880
Net impairment loss recognized in earnings	(6)	(1,146)	(81)	(1,320)
Interchange fees	241	235	463	450
Other	319	326	560	551
	2,937	762	4,025	2,312
Non-interest expense
Compensation and benefits	2,437	2,967	5,007	5,542
Occupancy and equipment	531	667	1,084	1,288
FDIC insurance premiums	398	677	846	1,013
Foreclosed assets, net	30	286	121	990
Data processing	402	249	657	509
Outside professional services	371	736	730	1,161
Collection expense and repossessed asset losses	605	272	997	476
Other	1,011	1,091	2,103	1,995
	5,785	6,945	11,545	12,974

Loss before income tax benefit	(4,078)	(7,167)	(6,837)	(11,884)

Income tax benefit	-	(2,533)	-	(4,190)

Net loss	$(4,078)	$(4,634)	$(6,837)	$(7,694)

Loss per common share:
Basic	$(0.31)	$(0.36)	$(0.52)	$(0.59)
Diluted	$(0.31)	$(0.36)	$(0.52)	$(0.59)

Dividends declared per common share	$-	$0.01	$-	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2010
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the six months ended June 30, 2010

Balance at January 1, 2010	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541

ESOP shares earned, 23,276 shares	-	(179)	233	-	-	-	54

Management restricted stock expense	-	323	-	-	-	-	323

Stock options expense	-	157	-	-	-	-	157

Management restricted stock granted		(99)				99	-

Director's deferred compensation	-	67	-	-	-	(67)	-

Treasury stock purchased at cost, 22,500 shares	-	-	-	-	-	(34)	(34)

Comprehensive income (loss):
Net loss	-	-	-	(6,837)	-	-	(6,837)
Other comprehensive income (loss)
Net change in unrealized losses on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	2,383	-	2,383
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary impairment has been recognized in earnings,
net of reclassification and taxes	-	-	-	-	629	-	629
Total comprehensive income (loss)	-	-	-	(6,837)	3,012	-	(3,825)

Balance at June 30, 2010	$148	$61,494	$(1,629)	$9,940	$3,164	$(19,901)	$53,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2009
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

For the six months ended June 30, 2009

Balance at January 1, 2009	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

ESOP shares earned, 23,276 shares	-	(110)	233	-	-	-	123

Management restricted stock expense	-	319	-	-	-	-	319

Stock options expense	-	157	-	-	-	-	157

Dividend declared ($0.02 per share)	-	-	-	(90)	-	-	(90)

Director's deferred compensation	-	3	-	-	-	(3)	-

Capital ontribution by parent	-	400	-	-	-	-	400

Treasury stock purchased at cost, 7,400 shares	-	-	-	-	-	(29)	(29)

Comprehensive income (loss):
Net loss	-	-	-	(7,694)	-	-	(7,694)
Other comprehensive income (loss)
Net change in unrealized gains on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	(70)	-	(70)
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary impairment has been recognized in earnings,
net of reclassification and taxes	-	-	-	-	384	-	384
Total comprehensive income	-	-	-	(7,694)	314	-	(7,380)

Balance at June 30, 2009	$148	$60,830	$(2,095)	$38,417	$6	$(19,846)	$77,460

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	(6,837)	(7,694)
Adjustments to reconcile net loss to
to net cash from operating activities:
Provision for loan losses	11,217	12,007
Gain on sale of loans held for sale	(182)	(374)
Loss on sale of portfolio loans	160	-
Loans originated for sale	(62,564)	(46,532)
Proceeds from sales of loans held for sale	54,649	42,321
Foreclosed assets, net	121	990
Gain on sale of securities available for sale	(1,229)	(215)
Other than temporary impairment loss on AFS securities	81	1,320
Loss on disposal of equipment	-	11
ESOP compensation expense	55	123
Share-based compensation expense	480	476
Net depreciation and amortization	1,267	1,053
Net change in accrued interest receivable	51	441
Net change in cash surrender value of bank owned life insurance	(370)	(354)
Net change in other assets	1,945	(3,924)
Net change in accrued expenses and other liabilities	(1,276)	(695)
Net cash from operating activites	(2,432)	(1,046)

Cash flows from investing activities
Proceeds from maturities and payments
of securites available for sale	39,768	28,093
Proceeds from the sales of securities
available for sale	17,901	36,064
Purchase of securities available for sale	(76,283)	(95,332)
Proceeds from sale of portfolio loans	7,173	13,013
Purchase of loans	(2,420)	-
Net change in loans	7,596	32,732
Expenditures on premises and equipment	(259)	(357)
Proceeds from the sale of other real estate owned	1,324	1,073
Purchase of FHLB stock	-	(1,028)
Redemption of FHLB stock	-	1,063
Net cash from investing activities	(5,200)	15,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from financing activities
Net change in deposits	$19,567	$4,881
Proceeds from FHLB advances	13,000	20,000
Repayment of FHLB advances	(24,953)	(27,203)
Proceeds from other borrowings	5,000	-
Repayment of other borrowings	(12,200)	-
Capital contribution from parent	-	400
Share based compensation items	-	(5)
Treasury stock repurchased	(34)	(29)
Dividends paid	-	(90)
Net cash from financing activities	380	(2,046)

Net change in cash and cash equivalents	(7,252)	12,229

Cash and equivalents beginning of period	37,144	34,058

Cash and equivalents at end of period	$29,892	$46,287

Supplemental information:
Interest paid	$11,074	$14,090
Income tax paid	15	9

Supplemental noncash disclosures:
Loans transferred to other real estate	$3,757	$2,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

The accompanying condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the periods ended June 30, 2010 and June 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The 2009 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the June 30, 2009 financial statements have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

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

In January 2010, the FASB issued Accounting Standards Update No. 210-06, an Amendment of FASB Statement No. 157 Fair Value Measurements (ASC 820), which amended guidance requiring new disclosures as follows:

1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and  describe the reasons for the transfers.

2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements  using significant unobservable inputs (Level 3), a reporting entity should present separately  information about purchases, sales, issuances, and settlements (that is, on a gross basis rather  than as one net number).

This Update provides amendments to Subtopic 820-10 clarifying existing disclosures as follows:

1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures  for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line  item in the statement of financial position. A reporting entity needs to use judgment in  determining the appropriate classes of assets and liabilities.

2. Disclosures about inputs and valuation techniques. A reporting entity should provide  disclosures about the valuation techniques and inputs used to measure fair value for both  recurring and nonrecurring fair value measurements. Those disclosures are required for fair  value measurements that fall in either Level 2 or Level 3.

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

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$20,088	$191	$-	$20,279
State and municipal	946	-	(61)	885
Mortgage-backed securities residential	52,543	2,117	-	54,660
Collateralized mortgage obligations U.S. Govt.	109,868	1,701	(247)	111,322
Collateralized mortgage obligations - other	13,431	712	(1,249)	12,894

	$196,876	$4,721	$(1,557)	$200,040

December 31, 2009	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$15,998	$-	$(246)	$15,752
State and municipal	947	-	(103)	844
Mortgage-backed securities residential	37,390	1,028	(8)	38,410
Collateralized mortgage obligations U.S. Govt.	101,236	1,530	(327)	102,439
Collateralized mortgage obligations - other	22,116	534	(2,157)	20,493

	$177,687	$3,092	$(2,841)	$177,938

The amortized cost and fair value of debt securities segregated by contractual maturity as of June 30, 2010, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

	June 30, 2010
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	-	-
Due after ten years	21,034	21,164
Mortgage-backed securities - residential	52,543	54,660
Collateralized mortgage obligations - U.S. Government	109,868	111,322
Collateralized mortgage obligations - other	13,431	12,894

Total	$196,876	$200,040

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time in a continuous unrealized loss position:

			(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
June 30, 2010
Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
State and municipal	885	(61)	-	-	885	(61)
Mortgage-backed securities - residential	-	-	-	-	-	-
Collateralized mortgage obligations - U.S. Govt.	39,100	(247)	-	-	39,100	(247)
Collateralized mortgage obligations - other	8,655	(1,249)	-	-	8,655	(1,249)

Total	$48,640	$(1,557)	$-	$-	$48,640	$(1,557)

December 31, 2009
Government-sponsored enterprises	$15,752	$(246)	$-	$-	$15,752	$(246)
State and municipal	-	-	844	(103)	844	(103)
Mortgage-backed securities - residential	7,206	(8)	-	-	7,206	(8)
Collateralized mortgage obligations - U.S. Govt.	34,820	(327)	-	-	34,820	(327)
Collateralized mortgage obligations - other	7,118	(203)	9,462	(1,954)	16,580	(2,157)

Total	$64,896	$(784)	$10,306	$(2,057)	$75,202	$(2,841)

Proceeds from sales, maturities and calls of securities available for sale were $57.7 million and $64.2 million for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $1.2 million and $265,000 and gross losses of $0 and $50,000 were realized on these sales during the six months ended June 30, 2010 and 2009, respectively.  Gross gains of $1.2 million and $157,000 and gross losses of $0 and $39,000 were realized on these sales during the three months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010 the Company’s security portfolio consisted of 109 securities, 25 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At June 30, 2010, approximately $186.3 million, or approximately 93% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

Collateralized Mortgage Obligations - Other

The Company’s securities portfolio included 14 non-agency collateralized mortgage obligations with a fair value of $12.9 million at June 30, 2010. The Company evaluated the historical and expected future performance of the underlying collateral to determine if a future loss is expected which would result in a principal write-down.  As a part of the evaluation, the Company reviewed deal specific data including loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  This evaluation was completed utilizing a model to project future performance using collateral specific assumptions, such as expected future default rates, loss severity and prepayments.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The Company recorded an expense for other-than-temporary impairment of approximately $(81,000) in non-interest income (loss) on two private label mortgage-backed mezzanine (support) debt securities for the six months ended June 30, 2010.

The table below presents a reconciliation of the credit losses recognized in earnings for the six month period ended June 30, 2010 and 2009:

	June 30,
	2010	2009
	(Dollars in Thousands)

Beginning balance, January 1	$4,467	$-

Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	70
Amounts realized for securities sold during the period
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	81	1,250

Ending balance, June 30	$4,548	$1,320

NOTE 5 - LOANS, NET

Loans. Following is a comparative composition of net loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010	% of total loans	December 31, 2009	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$287,738	48.7%	$306,968	49.3%
Commercial	78,085	13.2%	77,403	12.4%
Other ( land and multi-family)	32,690	5.5%	37,591	6.0%
Total real estate loans	398,513	67.4%	421,962	67.7%

Real estate construction loans:
One-to-four family	6,022	1.0%	4,189	0.7%
Commercial	3,910	0.7%	8,022	1.3%
Acquisition and development	2,737	0.5%	3,148	0.5%
Total real estate construction loans	12,669	2.1%	15,359	2.5%

Other loans:
Home equity	89,193	15.1%	93,929	15.1%
Consumer	72,972	12.3%	73,870	11.9%
Commercial	17,759	3.0%	17,848	2.9%
Total other loans	179,924	30.4%	185,647	29.8%

Total loans	591,106	100%	622,968	100%

Allowance for loan losses	(10,236)		(13,810)
Net deferred loan costs	5,912		5,122
Premiums (discounts) on purchased loans	(106)		91

Loans, net	$586,676		$614,371

NOTE 5 - LOANS, NET (continued)

Allowance for loan losses activity for the six months ended June 30, 2010 and 2009 was as follows:

	2010	2009
	(Dollars in Thousands)

Beginning balance, January 1	$13,810	$10,598
Loans charged-off	(15,581)	(11,204)
Recoveries	790	472
Net charge-offs	(14,791)	(10,732)

Provision for loan losses	11,217	12,007

Ending balance, June 30	$10,236	$11,873

Impaired loans as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(Dollars in Thousands)

Loans with no allocated allowance for loan losses	$24,798	$27,692
Loans with an allocated allowance for loan losses	11,762	16,700
Total	$36,560	$44,392

Amount of the allowance for loan losses allocated to impaired loans	$2,307	$5,398

Amount of charge-offs taken on period-end impaired loans	$3,307	$2,157

Impaired loans included troubled debt restructurings of $18.5 million at June 30, 2010 and $22.7 million at December 31, 2009, of which $16.6 million and $19.9 million respectively, were performing according to the modified terms.  Non-performing loans, including non-accrual loans, at June 30, 2010 and December 31, 2009 were $21.7 million and $35.2 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of June 30, 2010 and December 31, 2009.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

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

NOTE 6.  INTEREST RATE SWAPS (continued)

At June 30, 2010, summary information about these interest-rate swaps is as follows:

June 30, 2010
(Dollars in Thousands)
Notional amounts	$50,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.54%
Weighted average maturity (years)	0.75
Fair value of interest rate swaps	(341)

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	June 30, 2010		December 31, 2009
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Accrued expenses and other liabilities	$(341)	Accrued expenses and other liabilities	$(520)

Total interest rate swaps not designated as hedging instruments under SFAS 133:
Total interest rate swaps		$(341)		$(520)

The effect of interest rate swaps for the six months ended June 30, 2010 and 2009 are as follows:

		Six Months Ended
		June 30, 2010	June 30, 2009
	Location of Gain or (Loss)	(Dollars in Thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other	$(79)	$(56)

Total		$(79)	$(56)

NOTE 7.   FEDERAL HOME LOAN BANK ADVANCES

FHLB advances had a weighted-average maturity of 58 months and a weighted-average rate of 3.58% at June 30, 2010.   The decrease in FHLB borrowings to $170.7 million at June 30, 2010 as compared to December 31, 2009 was due to repayments of $25.0 million which exceeded proceeds from advances of $13.0 million.

NOTE 8.  OTHER BORROWINGS

Other borrowings were $5.0 million at June 30, 2010.  The Company borrowed $5.0 million, at market rates, from another financial institution in June 2010 which is secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC. The Company’s Executive Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company contributed $2.9 million to Atlantic Coast Bank as additional capital and used the remaining proceeds to pay off the remaining balance of $2.1 million of other borrowings.

NOTE 9.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted loss per common share computation for the three and six months ended June 30, 2010 and 2009 is as follows:

	(Dollars in Thousands, except per share data)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Basic
Net loss	$(4,078)	$(4,634)	$(6,837)	$(7,694)
Weighted average common shares outstanding	13,378,864	13,428,263	13,384,998	13,431,670
Less: Average unallocated ESOP shares	(186,208)	(232,760)	(186,208)	(232,760)
Average unvested restricted stock awards	(56,325)	(109,183)	(57,022)	(109,995)

Average Shares	13,136,331	13,086,320	13,141,768	13,088,915

Basic loss per common share	$(0.31)	$(0.36)	$(0.52)	$(0.59)

Diluted
Net loss	$(4,078)	$(4,634)	$(6,837)	$(7,694)

Weighted average shares outstanding from above	13,136,331	13,086,320	13,141,768	13,088,915
Add:Dilutive effects of assumed exercise of stock options	-	-	-	-
Dilutive effects of full vesting of stock awards	-	-	-	-

Average shares and dilutive potential common shares	13,136,331	13,086,320	13,141,768	13,088,915

Diluted loss per common share	$(0.31)	$(0.36)	$(0.52)	$(0.59)

Stock options for shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2010 and 2009, respectively.  There was no dilutive effect as each period reported a net loss.

NOTE 10.  TOTAL COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow  hedges.  Following is a summary  of other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009:

	(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net loss	$(4,078)	$(4,634)	$(6,837)	$(7,694)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	1,900	(576)	3,538	(1,369)
Less reclassification adjustments for (gains) losses recognized in income	(1,229)	(118)	(1,229)	(215)
Net unrealized gains	671	(694)	2,309	(1,584)
Income tax effect	6	(62)	74	18
Net of tax effect	677	(756)	2,383	(1,566)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	16	506	691	806
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	(6)	1,146	(81)	1,320
Income tax effect	(6)	(333)	19	(246)
Net of tax effect	4	1,319	629	1,880

Total other comprehensive income (loss)	681	563	3,012	314

Comprehensive loss	$(3,397)	$(4,071)	$(3,825)	$(7,380)

NOTE 11.  FAIR VALUE

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

NOTE 11.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)

Assets:
Available for sale
U.S. government-sponsored entities and agencies	$20,279	-	$20,279	-
State and municipal	885	-	885	-
Mortgage-backed securities – residential	54,660	-	54,660	-
Collateralized mortgage obligations – U.S. Govt.	111,322	-	111,322
Collateralized mortgage obligations - other	12,894	-	9,972	2,922
Liabilities:
Interest rate swap	$(341)	-	$(341)

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)

Assets:
Available for sale securities
U.S. government-sponsored entities and agencies	$15,752	-	$15,752	-
State and municipal	844	-	844	-
Mortgage-backed securities – residential	38,410	-	38,410	-
Collateralized mortgage obligations – U.S. Govt.	102,439	-	102,439	-
Collateralized mortgage obligations – other	20,493	-	19,141	1,352
Liabilities:
Interest rate swap	$(520)	$-	$(520)	$-

Fair value adjustments for interest rate swaps resulted in a gain of $179,000 for the six months ended June 30, 2010.

NOTE 11.  FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2010:

Investment
Securities
Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at January 1, 2010	$1,352
Total realized and unrealized gains (losses):
Included in earnings - realized	768
Included in earnings - unrealized	-
Included other comprehensive income	(781)
Proceeds from maturities and payments, net	(7,674)
Transfers in and/or out of Level 3	9,257
Balance of recurring Level 3 assets at June 30, 2010	$2,922

Market conditions for certain debt securities has resulted in unreliable or unavailable fair values, often resulting in transfers in and / or out of Level 3.  The Company determined that one debt security totaling $2.9 million was more appropriately evaluated as a Level 3 asset as of June 30, 2010.  This one security was priced as a Level 2 asset at December 31, 2009.   Three securities evaluated as Level 3 assets as of December 31, 2009 were priced as Level 2 assets as of June 30, 2010.

Level 3 assets were evaluated utilizing models, that included certain unobservable inputs,  to project future performance using collateral assumptions, such as expected future default rates, expected future severity rates, prepayments and recoveries.

NOTE 11.  FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$7,340	$-	$-	$7,340
Impaired loans – collateral dependent	21,998	$-	$-	21,998

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,028	$-	$-	$5,028
Impaired loans – collateral dependent	$28,773	$-	$-	$28,773

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

Impaired loans:
Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral.  Collateral dependent loans had a carrying amount of $22.0 million and $28.8 million, net of a valuation allowance of $2.3 million and $5.4 million at June 30, 2010 and December 31, 2009, respectively.  Provision for loan losses of $610,000 and $2.3 million was recorded on impaired loans during the six months ended June 30, 2010 and 2009, respectively.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows:

	As of June 30,		As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$29,892	$29,892	$37,144	$37,144
Loans held for sale	17,086	17,086	8,990	8,990
Loans, net	586,676	576,280	614,371	614,229
Federal Home Loan Bank stock	10,023	n/a	10,023	n/a
Accrued interest receivable	3,210	3,210	3,261	3,261

FINANCIAL LIABILITIES
Deposits	575,011	576,078	555,444	557,094
Securities sold under agreements to repurchase	92,800	104,611	92,800	102,537
Federal Home Loan Bank advances	170,741	184,243	182,694	201,227
Accrued interest payable	1,239	1,239	1,318	1,318

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

At June 30, 2010, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $17.1 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards.  Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset.  The realization of the deferred tax asset is dependent upon generating taxable income.  The Company also continues to maintain a valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

NOTE 13.  INCOME TAXES (continued)

Income tax expense (benefit) was as follows:

	Year to date
	June 30, 2010	June 30, 2009

Pre-tax loss	$(6,837)	$(11,884)
Effective tax rate	38.0%	38.6%
Tax benefit	(2,598)	(4,587)
Increase in valuation allowance - federal	2,421	-
Increase in valuation allowance - state	177	397
Income tax expense (benefit)	$-	$(4,190)

NOTE 14 - STOCK CONVERSION

On August 2, 2010, the Board of Directors of Atlantic Coast Federal Corporation amended a plan originally approved on June 16, 2010, to convert the Mutual Holding Company from the mutual to stock form of organization.  The Mutual Holding Company is a federally chartered mutual holding company and currently owns approximately 65%, of the outstanding shares of common stock of the Company, which owns 100% of the issued and outstanding shares of the capital stock of Atlantic Coast Bank (the "Bank").  Pursuant to the terms of Atlantic Coast Federal, MHC’s plan of conversion and reorganization, Atlantic Coast Federal, MHC will convert from the mutual holding company to the stock holding company corporate structure.  As part of the conversion, we are offering for sale in a subscription offering, and possibly in a community and/or a syndicated community offering, the majority ownership interest of Atlantic Coast Federal Corporation that is currently owned by Atlantic Coast Federal, MHC.  Upon the completion of the conversion and offering, Atlantic Coast Federal, MHC will cease to exist, and we will complete the transition from partial to full public stock ownership.  Upon completion of the conversion, existing public stockholders of Atlantic Coast Federal Corporation will receive shares of common stock of Atlantic Coast Financial Corporation in exchange for their shares of Atlantic Coast Federal Corporation common stock in order to maintain the public stockholders’ existing percentage ownership in our organization (excluding any new shares purchased by them in the offering).

In connection with the conversion, shares of common stock of a new successor holding company, representing the ownership interest of the Mutual Holding Company, will be offered for sale to depositors of the Bank.  The following persons and employee benefit plan have subscription rights to purchase shares of common stock of the new holding company in the following order of priority: (1) depositors of record as of March 31, 2009; (2) the Bank's employee stock ownership plan; (3) depositors of record as of the end of the calendar quarter preceding the commencement of the offering; and (4) depositors entitled to vote on the conversion proposal.  If necessary, shares will be offered to the general public.  In addition, upon completion of the conversion of the Mutual Holding Company, shares of the Company's common stock held by public stockholders will be exchanged for shares of a new corporation, which will become the Bank's new parent holding company.  As a result of the conversion and offering, the Mutual Holding Company and Company will cease to exist.

NOTE 14 - STOCK CONVERSION (continued)

The conversion is subject to approval of the Office of Thrift Supervision as well as the approval of the Mutual Holding Company's members (depositors of the Bank) and the Company's stockholders.  Proxy materials setting forth information relating to the conversion and offering will be sent to the members of the Mutual Holding Company and stockholders of the Company for their consideration.  The offering will be made only by means of a prospectus in accordance with federal law and all applicable state securities laws.  The conversion and offering are expected to be completed in the fourth quarter of 2010.

Expenses capitalized related to the stock conversion were $782,000 as of June 30, 2010. Expenses capitalized will be netted from proceeds if the offering is successful. Alternatively, expenses capitalized will be expensed in the event the offering is terminated.

ATLANTIC COAST FEDERAL CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Federal Corporation with the Securities and Exchange Commission, in Atlantic Coast Federal Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.”  Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Federal Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Federal Corporation’s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The Company recorded an expense for other-than-temporary impairment of $(81,000) in non-interest income (loss) on two private label mortgage-backed mezzanine (support) debt securities for the six months ended June 30, 2010.  The Company recorded an expense for other-than-temporary impairment of $1.3 million for the six months ended June 30, 2009.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  As of June 30, 2010, the Company had a valuation allowance of $17.1 million for the net deferred tax asset.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General. Total assets decreased $4.2 million to $901.4 million at June 30, 2010 as compared to $905.6 million at December 31, 2009.  The primary reason for the decrease in assets was a decrease in net loans of $27.7 million as well as a decrease in cash of $7.3 million, partially offset by the increase in available for sale securities of $22.1 million as well as an increase in loans held for sale of $8.1 million.  Total deposits increased $19.6 million to $575.0 million at June 30, 2010 from $555.4 million at December 31, 2009.  Core deposits grew by $8.2 million, while time deposits increased $11.4 million, primarily due to growth in brokered deposits.

Following is a summarized comparative balance sheet as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,	Increase (decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$29,892	$37,144	$(7,252)	-19.5%
Securitites available for sale	200,040	177,938	22,102	12.4%
Loans	596,912	628,181	(31,269)	-5.0%
Allowance for loan losses	(10,236)	(13,810)	3,574	-25.9%
Loans, net	586,676	614,371	(27,695)	-4.5%
Loans held for sale	17,086	8,990	8,096	90.1%
Other assets	67,680	67,118	562	0.8%
Total assets	$901,374	$905,561	$(4,187)	-0.5%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$35,130	$34,988	$142	0.4%
Interest bearing demand	78,758	79,192	(434)	-0.5%
Savings and money market	169,260	160,784	8,476	5.3%
Time	291,863	280,480	11,383	4.1%
Total deposits	575,011	555,444	19,567	3.5%
Federal Home Loan Bank advances	170,741	182,694	(11,953)	-6.5%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Other borrowings	5,000	12,200	(7,200)	-59.0%
Accrued expenses and other liabilities	4,606	5,882	(1,276)	-21.7%
Total liabilities	848,158	849,020	(862)	-0.1%
Stockholders' equity	53,216	56,541	(3,325)	-5.9%
Total liabilities and stockholders' equity	$901,374	$905,561	$(4,187)	-0.5%

Securities available for sale.  Securities available for sale is comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities (MBS).  The investment portfolio increased approximately $22.1 million to $200.0 million at June 30, 2010, net of purchases, sales and maturities.  The increase in securities available for sale was the result of the redeployment of proceeds received from the increased payoffs and amortization of one- to four-family residential loans as opportunities were limited for portfolio loan origination that were within the Company’s asset and liability targets. Expense for other-than-temporary impairment was approximately $(81,000) in non-interest income (loss) on two private label collateralized mortgage obligation mezzanine (support) debt securities for the six months ended June 30, 2010.

	At June 30, 2010
	Amortized	Fair	Number of	Cumulative
	Cost	Value	Securities	OTTI
	(Dollars in Thousands)

Private label collateralized mortgage obligations with OTTI	$5,578	$4,957	9	$4,548
Private label collateralized mortgage obligations with no OTTI	7,853	7,937	5	-
Total private label collateralized mortgage obligations	$13,431	$12,894	14	$4,548

At June 30, 2010, approximately $186.3. million, or 93% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

Loans.  Portfolio loans declined approximately 5% to $586.7 million at June 30, 2010 as compared to $614.4 million at December 31, 2009 due to increased payoffs of one- to four-family residential loans in the first six months of 2010, combined with the sale of approximately $7.2 million of non-performing loans in the first six months of 2010.

Total loan originations increased $35.4 million to $99.4 million for the six months ended June 30, 2010 from $63.9 million for the same period in 2009. Origination of loans held for sale in the secondary market increased $16.1 million to $62.6 million during the first six months of 2010, from $46.5 million for the same period in 2009, while portfolio loan production increased $15.3 million to $37.1 million for the six months ended June 30, 2010 from $21.8 million for the same period in 2009.  Origination of residential loans held for sale was strong as consumers took advantage of historically low interest rates and the availability of certain federal income tax credits.  However, the current level of interest rates limits opportunities for portfolio loan origination within the Company’s asset and liability management targets.

Until critical economic factors stabilize, such as unemployment and residential real estate values management believes portfolio loan balances will continue to decline. However, due to a favorable interest rate environment, production of one-to four-family residential loans held for sale in the secondary market is expected to continue its moderate pace.  This strategy of selling the majority of originated loans in the secondary market compliments the Bank’s desire to reduce portfolio loan balances in order to maximize capital efficiently.

Allowance for loan losses. The allowance for loan losses was $10.2 million, or 1.71% of total loans compared to $13.8 million or 2.22% of total loans outstanding at June 30, 2010 and December 31, 2009, respectively.

Non-performing assets:	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Real Estate Loans
One-to-four-family	$8,213	$12,343
Commercial	1,433	3,895
Other	7,335	9,638

Construction - One-to-four-family	-	-
Construction - Commercial	1,682	4,988
Construction - Acquisition & Development	404	404

Other Loans - Consumer
Home Equity	1,976	2,973
Other	668	909
Commercial	14	-

Total non-performing loans	21,725	35,150
Foreclosed assets	7,340	5,028

Total non-performing assets	$29,065	$40,178

Total troubled debt restructurings (TDR)	$18,459	$22,660

Total impaired loans (including TDR)	$36,560	$44,392

Non-performing loans to total loans	3.64%	5.64%
Non-performing loans to total assets	2.41%	3.85%
Non-performing assets to total assets	3.22%	4.44%

Non-performing loans were $21.7 million or 3.64% of total loans and $35.2 million, or 5.64% of total loans at June 30, 2010, and December 31, 2009, respectively.  The decrease was primarily due to the sale of $6.3 million of non-performing residential loans and a $3.3 million charge-off of a non-performing commercial real estate loan.  Total impaired loans decreased $7.8 million to $36.6 million at June 30, 2010 from $44.4 million at December 31, 2009.  As of June 30, 2010 total non-performing one- to four-family residential loans of $8.2 million included $6.1 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral.  Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. The total allowance allocated for impaired loans decreased to $2.3 million at June 30, 2010 from $5.4 million at December 31, 2009.  As of June 30, 2010, and December 31, 2009, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of June 30, 2010, and December 31, 2009.  Non-performing loans, excluding small balance homogeneous loans, decreased to $9.5 million at June 30, 2010, from $17.2 million at December 31, 2009.   Troubled debt restructured (“TDR”) loans were $18.5 million as of June 30, 2010, as compared to $22.7 million at December 31, 2009.  These loans were primarily comprised of residential mortgage loans collateralized by real estate and were evaluated for impairment as required under GAAP.

The tables below compare the general component, which is available for the entire loan portfolio, and specific components of the allowance for loan losses to non-performing loans as of June 30, 2010 and December 31, 2009:

Comparison of Loan Loss Allowance to Non-Performing Loans
June 30, 2010

	Non- Performing Loans	Amount of General and Specific Loan Loss Allowance	Percent of General and Specific Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$8,213	$2,880	35.07%
Commercial	1,433	835	58.27%
Other (land & multi-family)	7,335	1,549	21.12%

Real Estate Construction
Construction One-to four family	-	14	-
Construction Commercial	1,682	1	0.06%
Acquistion & Development	404	110	27.23%

Other Loans
Home Equity	1,976	1,887	95.50%
Consumer	668	2,714	406.29%
Commercial	14	246	1757.14%
Totals	$21,725	$10,236	47.12%

Comparison of Loan Loss Allowance to Non-Performing Loans
December 31, 2009

	Non- Performing Loans	Amount of Loan Loss Allowance	% of Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$12,343	$3,446	27.92%
Commercial	3,895	575	14.76%
Other (land & multi-family)	9,638	1,305	13.54%

Real Estate Construction
Construction One-to four family	-	47	-
Construction Commercial	4,988	3,322	66.60%
Acquistion & Development	404	110	27.23%

Other Loans
Home Equity	2,973	2,240	75.34%
Consumer	909	2,447	269.20%
Commercial	-	318	-
Totals	$35,150	$13,810	39.29%

The following table sets forth an analysis of the allowance for loan losses:

	June 30,	June 30,
	2010	2009

Balance at beginning of period	$13,810	$10,598

Charge-offs:
Real Estate Loans
One-to four-family	6,759	3,989
Commercial	1,079	590
Other (Land & Multi-family)	873	3,393
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	3,307	50
Acquistion & Development	-	-
Other Loans
Home equity	2,032	2,045
Consumer	833	587
Commercial	698	550
Total charge-offs	15,581	11,204

Recoveries:
Real Estate Loans
One-to four-family	548	145
Commercial	-	-
Other (Land & Multi-family)	2	16
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	87	121
Consumer	149	190
Commercial	4	-
Total recoveries	790	472

Net charge-offs	14,791	10,732
Provision for loan losses	11,217	12,007
Balance at end of period	$10,236	$11,873

During the six months ended June 30, 2010 loan charge-offs included approximately $4.5 million of partial charge-offs of one-to four- family residential loans identified as non-performing, of which $2.8 million was related to the sale of $6.3 million of non-performing one- to four-family residential loans. Charge-offs in 2010 also included $3.3 million on one commercial loan for which a specific allowance had previously been established.  Due to the decline in real estate values over the past two years, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one-to four-family residential loans by the expected loss amount rather than providing a general allowance.

Deferred Income Taxes.  As of both June 30, 2010 and December 31, 2009 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $17.1 million for the full amount of the net federal and state deferred tax assets as of June 30, 2010. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposits were $575.0 million at June 30, 2010, an increase of $19.6 million from $555.4 million at December 31, 2009.  The $11.4 million increase in time deposits was primarily due to higher brokered deposits acquired in conjunction with the sale of our Lake City, Florida branch on December 31, 2009.  The relatively low rates on brokered deposits during the quarter also made them an attractive source of funds.  The remainder of the increase in deposits was an increase in savings and money market accounts $8.5 million.  As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits in the second half of 2009 in order to reduce those deposits consistent with loan balances decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to promote time deposit growth in order to meet liquidity needs.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $121.9 million at June 30, 2010, compared to $119.9 million at December 31, 2009.  The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future.  Upon conversion, each agreement may be terminated in whole by the lender each following quarter; there is no termination penalty if terminated by the lender.  There have been no early terminations as June 30, 2010.  At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of June 30, 2010 and December 31, 2009.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years, beginning in January 2014.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase as of June 30, 2010 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	5.00%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.04%

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative sources of funds, the Company may continue to sell securities under agreements to repurchase in the future to fund growth; however the Company does not plan to be active in the market in the near term.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 58 months and a weighted-average rate of 3.58% at June 30, 2010.   The decrease in FHLB borrowings to $170.7 million at June 30, 2010 as compared to December 31, 2009 was due to repayments of $25.0 million which exceeded proceeds from advances of $13.0 million.  The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds. However, with the FDIC’s new deposit insurance premium assessment schedule raising assessment rates in order to recapitalize the Deposit Insurance Fund, which takes into consideration an institution’s FHLB borrowings, our FDIC assessment may increase, should any additional FHLB borrowings outpace deposit growth.

Other borrowings.  Other borrowings were $5.0 million at June 30, 2010.  The Company borrowed $5.0 million from another financial institution in June 2010 which is secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC. The Company contributed $2.9 million to Atlantic Coast Bank as additional capital and used the remaining proceeds to pay off the remaining balance of $2.1 million of other borrowings.

Stockholders’ equity.  Stockholders’ equity decreased by approximately $3.3 million to $53.2 million at June 30, 2010 from $56.5 million at December 31, 2009 as the net loss of $6.8 million for the six months ended June 30, 2010 was partially offset by the $3.0 million increase in other comprehensive income.  Other comprehensive income for the six months ended June 30, 2010 was $3.2 million due to higher market values on available-for-sale securities.

The Company’s equity to assets ratio decreased to 5.90% at June 30, 2010, from 6.24% at December 31, 2009. The decrease was due to the net loss of $6.8 million for the six months ended June 30, 2010, partially offset by the increase in other comprehensive income. Despite this decrease, Atlantic Coast Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas.  Total risk-based capital to risk-weighted assets was 11.1%, Tier 1 capital to risk-weighted assets was 9.8%, and Tier 1 capital to adjusted total assets was 5.8% at June 30, 2010. These ratios as of December 31, 2009 were 11.4%, 10.2% and 6.1%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009.

General. Net loss for the three months ended June 30, 2010, was $4.1 million, which was a decrease of $556,000 from a net loss of $4.6 million for the same period in 2009.  The net loss for the three months ended June 30, 2009 was net of a tax benefit of $2.5 million.  The Company did not record any tax benefit for the three months ended June 30, 2010 following the establishment of a valuation allowance on the net deferred tax asset during 2009.  The loss before income taxes was $4.1 million for the three months ended June 30, 2010 as compared to a loss before income taxes of $7.2 million for the same period in 2009.  The reduction in loss before income taxes was primarily due to a $1.1 million increase in net interest income, a $2.2 million increase in non-interest income and a decrease in non-interest expense of $1.2 million, partially offset by an increase in provision for loan losses of $1.3 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended June 30, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2010			2009
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$619,306	$9,491	6.13%	$716,871	$10,266	5.73%
Securites(2)	210,134	2,155	4.10%	166,233	1,838	4.42%
Other interest-earning assets(3)	29,922	46	0.61%	50,004	23	0.18%
Total interest-earning assets	859,362	11,692	5.44%	933,108	12,127	5.20%
Non-interest earning assets	47,288			56,962
Total assets	$906,650			$990,070

INTEREST-BEARING LIABILITIES
Savings deposits	$46,887	$89	0.76%	$35,161	$33	0.38%
Interest bearing demand accounts	80,578	299	1.48%	74,228	360	1.94%
Money market accounts	120,468	322	1.07%	140,485	581	1.65%
Time deposits	296,162	1,933	2.61%	341,339	3,216	3.77%
Securities sold under agreements to repurchase	92,800	1,174	5.06%	92,800	1,709	7.37%
Federal Home Loan Bank advances	170,002	1,567	3.69%	177,631	1,017	2.29%
Other borrowings	2,095	44	8.40%	-	-	-
Total interest-bearing liabilities	808,992	5,428	2.68%	861,644	6,916	3.21%
Non-interest bearing liabilities	40,183			48,648
Total liabilities	849,175			910,292
Stockholders' equity	57,475			79,778
Total liabilities and stockholders' equity	$906,650			$990,070

Net interest income		$6,264			$5,211
Net interest spread			2.76%			1.99%
Net earning assets	$50,370			$71,464
Net interest margin(4)			2.92%			2.23%
Average interest-earning assets to average interest-bearing liabilities		106.23%			108.29%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended June 30, 2010 as compared to the same period in 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(1,462)	$687	$(775)
Securities	458	(141)	317
Other interest-earning assets	(12)	35	23
Total interest-earning assets	(1,016)	581	(435)

INTEREST-BEARING LIABILITIES
Savings deposits	14	42	56
Interest bearing demand accounts	29	(90)	(61)
Money market accounts	(74)	(185)	(259)
Time deposits	(386)	(897)	(1,283)
Securities sold under agreements to repurchase	-	157	157
Federal Home Loan Bank advances	(72)	(70)	(142)
Other borrowings	44	-	44
Total interest-bearing liabilities	(445)	(1,043)	(1,488)

Net interest income	$(571)	$1,624	$1,053

Interest income. Total interest income declined $435,000 to $11.7 million for the three months ended June 30, 2010 from $12.1 million for the three months ended June 30, 2009 primarily due the decrease in interest income on loans.  Interest income on loans decreased to $9.5 million for the three months ended June 30, 2010 from $10.3 million for the same period in 2009.  This decrease was due primarily to a decline in the average balance of loans, which decreased $97.6 million, to $619.3 million for the three months ended June 30, 2010 from $716.9 million for the prior year period.  Interest income earned on securities increased for the three months ended June 30, 2010 as compared to the same period in 2009, due to increase in the average balance of $43.9 million, partially offset by lower interest rates on new purchases of comparable securities, which resulted in a 32 basis point decline in average rate.

Interest income was adversely impacted by continued low interest rates and the unavailability of higher yielding interest-earning assets.

Interest expense. Interest expense declined by $1.5 million to $5.4 million for the three months ended June 30, 2010 from $6.9 million for the three months ended June 30, 2009.  The decrease in interest expense for the three months ended June 30, 2010, as compared to the same period in 2009, was due to lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits.  The average rate paid on time deposits decreased 116 basis points to 2.61% for the three months ended June 30, 2010 as compared to 3.77% the same period in 2009.

Net interest income.  Net interest income increased $1.1 million to $6.3 million for the three months ended June 30, 2010 from $5.2 million for the three months ended June 30, 2009, as the decrease in interest expense was greater than the decrease in interest income. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 77 basis points to 2.76% for the second quarter of 2010 as compared to 1.99% for the same quarter in 2009.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 69 basis points to 2.92% as compared to 2.23% for the same quarter in 2009.  The improvement in net interest margin was primarily due to the 88 basis point decrease in the average interest rate of deposits, to 1.94% for the three months ended June 30, 2010 as compared to 2.82% for the same period in 2009.

Provision for loan losses.   Provision for loan losses of $7.5 million and $6.2 million were made during the three months ended June 30, 2010 and 2009, respectively.  The increase in the provision for loan losses was due to higher charge-offs of one- to four-family residential loans of $4.9 million during the three months ended June 30, 2010 as compared to $3.4 million during the same period in 2009.  This increase was due to a $2.8 million loss on a distressed loan sale of $6.3 million of non-performing one- to four-family residential loans in June 2010.  Net charge-offs in 2010 also included a charge-off of $3.3 million  on one commercial loan, for which a specific allowance had previously been established and $706,000 of partial write-downs on one- to four-family residential loans that became non-performing during the three months ended June 30, 2010.  Net charge-offs for the three months ended June 30, 2010 were $10.6 million as compared to $8.7 million for the same period in 2009.  Beginning in the second quarter of 2009 the Company adopted the policy of writing down loans when they are classified as non-performing rather than recording a general allocation.

Non-interest income. The components of non-interest income for the three months ended June 30, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$963	$1,040	$(77)	-7.4%
Gain on sale of loans held for sale	78	189	(111)	-58.7%
Gain on sale of portfolio loans	113	-	113	-
Gain on available for sale securities	1,229	118	1,111	941.5%
Other than temporary impairment losses	(6)	(1,146)	1,140	-99.5%
Interchange fees	241	235	6	2.6%
Other	319	326	(7)	-2.1%
	$2,937	$762	$2,175	285.4%

Non-interest income for the three months ended June 30, 2010 increased $2.2 million to $2.9 million as compared to $762,000 for the same three months in 2009.  The increase was primarily due to the $1.1 million higher gain on sale of available-for-sale securities and the $1.1 million other-than-temporary-impairment loss recorded during the three months ended June 30, 2009.

Non-interest expense. The components of non-interest expense for the three months ended June 30, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,437	$2,967	$(530)	-17.9%
Occupancy and equipment	531	667	(136)	-20.4%
FDIC insurance premiums	398	677	(279)	-41.2%
Foreclosed assets, net	30	286	(256)	-89.5%
Data processing	402	249	153	61.4%
Outside professional services	371	736	(365)	-49.6%
Collection expense and repossessed asset losses	605	272	333	122.4%
Other	1,011	1,091	(80)	-7.3%
	$5,785	$6,945	$(1,160)	-16.7%

Non-interest expense decreased $1.1 million to $5.8 million for the three months ended June 30, 2010 from $6.9 million for the same three months ended June 30, 2009.  Components of the decrease included lower compensation and benefits due to expense reduction initiatives implemented during 2009, lower outside professional services, lower FDIC insurance premiums and a lower loss on foreclosed assets, partially offset by increased legal, collection and administrative expenses associated with other real estate owned and foreclosures.

Income tax. The Company recorded no income tax benefit for the three months ended June 30, 2010 as compared to a benefit of $2.5 million for the same period in 2009 due to the Company’s establishment of a valuation reserve for net deferred tax assets during 2009.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009.

General. Net loss for the six months ended June 30, 2010, was $6.8 million, which was an improvement of $900,000 from a net loss of $7.7 million for the same period in 2009.  The net loss for the six months ended June 30, 2009 was net of a tax benefit of $4.2 million.  The Company did not record any tax benefit for the six months ended June 30, 2010 following the establishment of a valuation allowance on the net deferred tax asset during 2009.  The loss before income taxes was $6.8 million for the six months ended June 30, 2010 as compared to a loss before income taxes of $11.9 million for the same period in 2009.  The reduction in loss before income taxes was primarily due to a $1.1 million increase in net interest income, a reduction in provision for loans losses of $790,000, a $1.7 million increase in non-interest income and a decrease in non-interest expense of $1.4 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the six months ended June 30, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the six months ended June 30,
	2010			2009
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$623,879	$18,681	5.99%	$729,514	$21,088	5.78%
Securites(2)	200,456	4,119	4.11%	163,875	3,821	4.66%
Other interest-earning assets(3)	31,660	94	0.59%	47,572	43	0.18%
Total interest-earning assets	855,995	22,894	5.35%	940,961	24,952	5.30%
Non-interest earning assets	50,643			57,997
Total assets	$906,638			$998,958

INTEREST-BEARING LIABILITIES
Savings deposits	$42,695	$142	0.67%	$34,435	$65	0.38%
Interest bearing demand accounts	79,334	644	1.62%	72,534	723	1.99%
Money market accounts	123,224	734	1.19%	138,444	1,309	1.89%
Time deposits	296,142	3,943	2.66%	345,974	6,649	3.84%
Securities sold under agreements to repurchase	92,800	2,322	5.00%	92,800	3,421	7.37%
Federal Home Loan Bank advances	172,130	3,121	3.63%	185,288	2,000	2.16%
Other borrowings	2,314	88	7.61%	-	-	-
Total interest-bearing liabilities	808,639	10,994	2.72%	869,475	14,167	3.26%
Non-interest bearing liabilities	40,575			48,328
Total liabilities	849,214			917,803
Stockholders' equity	57,424			81,155
Total liabilities and stockholders' equity	$906,638			$998,958

Net interest income		$11,900			$10,785
Net interest spread			2.63%			2.04%
Net earning assets	$47,356			$71,486
Net interest margin(4)			2.78%			2.29%
Average interest-earning assets to average interest-bearing liabilities		105.86%			108.22%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the six months ended June 30, 2010 as compared to the same period in 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(3,141)	$734	$(2,407)
Securities	787	(489)	298
Other interest-earning assets	(18)	69	51
Total interest-earning assets	(2,372)	314	(2,058)

INTEREST-BEARING LIABILITIES
Savings deposits	18	59	77
Interest bearing demand accounts	64	(143)	(79)
Money market accounts	(132)	(443)	(575)
Time deposits	(864)	(1,842)	(2,706)
Securities sold under agreements to repurchase	-	321	321
Federal Home Loan Bank advances	(239)	(60)	(299)
Other borrowings	88	-	88
Total interest-bearing liabilities	(1,065)	(2,108)	(3,173)

Net interest income	$(1,307)	$2,422	$1,115

Interest income. Total interest income declined $2.1 million to $22.9 million for the six months ended June 30, 2010 from $25.0 million for the six months ended June 30, 2009 because of a decrease in interest income on loans.  Interest income on loans decreased to $18.7 million for the six months ended June 30, 2010 from $21.1 million for the same period in 2009.  This decrease was due primarily to a decline in the average balance of loans, which decreased $105.6 million, to $623.9 million for the six months ended June 30, 2010 from $729.5 million for the prior year period.  Interest income earned on securities increased for the six months ended June 30, 2010 as compared to the same period in 2009 due to an increase in the average balance of $36.6 million, partially offset by lower interest rates on new purchases of comparable securities, which resulted in a 55 basis point decline in average rate.

Interest income was adversely impacted by continued low interest rates and the unavailability of higher yielding interest-earning assets.

Interest expense. Interest expense declined by $3.2 million to $11.0 million for the six months ended June 30, 2010 from $14.2 million for the six months ended June 30, 2009.  The decrease in interest expense for the six months ended June 30, 2010, as compared to the same period in 2009, was due to the combination of lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits.  The average rate paid on time deposits decreased 118 basis points to 2.66% for the six months ended June 30, 2010 as compared to 3.84% the same period in 2009.

Net interest income.  Net interest income increased $1.1 million to $11.9 million for the six months ended June 30, 2010 from $10.8 million for the six months ended June 30, 2009, as the decrease in interest expense was greater than the decrease in interest income. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 59 basis points to 2.63% for the six months ended June 30, 2010 as compared to 2.04% for the same period in 2009.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 49 basis points to 2.78% as compared to 2.29% for the same period in 2009.  The improvement in net interest margin was primarily due to the 94 basis point decrease in the average interest rate of deposits, to 2.02% for the six months ended June 30, 2010 as compared to 2.96% for the same period in 2009.

Provision for loan losses.  Provision for loan losses of $11.2 million and $12.0 million were made during the six months ended June 30, 2010 and 2009, respectively.  The decrease in provision for loan losses was primarily due to the $95.9 million decrease in the balance of portfolio loans as of June 30, 2010 as compared to June 30, 2009, offset by an increase in charge-offs.  Net charge-offs for the six months ended June 30, 2010 were $14.8 million as compared to $10.7 million for the same period in 2009.  The increased charge-offs included $2.8 million of loss on a distressed loan sale of $6.3 million of non-performing one- to four-family residential loans in June 2010. Net charge-offs in 2010 also included $2.0 million of partial write-downs on one- to four-family residential loans that became non-performing during the six months ended June 30, 2010 as well as a $3.3 million charge-off on one non-performing commercial loan, for which a specific allowance had previously been established. Beginning in the second quarter of 2009 the Company adopted the policy of writing down loans when they are classified as non-performing rather than recording a general allocation.

Non-interest income.  The components of non-interest income for the six months ended June 30, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,832	$2,042	$(210)	-10.3%
Gain on sale of loans held for sale	182	374	(192)	-51.3%
Loss on sale of portfolio loans	(160)	-	(160)	-
Gain on available for sale securities	1,229	215	1,014	471.6%
Other than temporary impairment losses	(81)	(1,320)	1,239	-93.9%
Interchange fees	463	450	13	2.9%
Other	560	551	9	1.6%
	$4,025	$2,312	$1,713	74.1%

Non-interest income for the six months ended June 30, 2010 increased $1.7 million to $4.0 million as compared to $2.3 million for the same six months in 2009.  The increase was primarily due to the $1.0 million higher gain on sale of available-for-sale securities and the $1.3 million other-than-temporary-impairment loss recorded during the six months ended June 30, 2009, partially offset by lower service fees, lower gain on sale of loans held for sale and the loss on sale of portfolio loans.

Non-interest expense. The components of non-interest expense for the six months ended June 30, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$5,007	$5,542	$(535)	-9.7%
Occupancy and equipment	1,084	1,288	(204)	-15.8%
FDIC insurance premiums	846	1,013	(167)	-16.5%
Foreclosed assets, net	121	990	(869)	-87.8%
Data processing	657	509	148	29.1%
Outside professional services	730	1,161	(431)	-37.1%
Collection expense and repossessed asset losses	997	476	521	109.5%
Other	2,103	1,995	108	5.4%
	$11,545	$12,974	$(1,429)	-11.0%

Non-interest expense decreased $1.4 million to $11.5 million for the six months ended June 30, 2010 from $13.0 million for the same six months ended June 30, 2009.  Components of the decrease included lower compensation and benefits due to expense reduction initiatives implemented during 2009, lower outside professional services and a lower loss on foreclosed assets, partially offset by increased legal, collection and administrative expenses associated with other real estate owned and foreclosures.

Income tax. The Company recorded no income tax benefit for the six months ended June 30, 2010 as compared to a benefit of $4.2 million for the same period in 2009 due to the Company’s establishment of a valuation reserve for net deferred tax assets during 2009.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

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

During the six months ended June 30, 2010, cash and cash equivalents decreased $7.2 million from $37.1 million as of December 31, 2009, to $29.9 million as of June 30, 2010. Cash used in operating activities of $2.3 million, combined with cash used in investing activities of $5.3 million, was more than cash from financing activities of $400,000.  Primary sources of cash were from proceeds from maturities and payments of available-for-sale securities of $39.8 million, net increases in deposits of $19.6 million, proceeds from sales of securities available-for-sale of $17.9 million, proceeds from FHLB advances of $13.0 million, proceeds from sale of portfolio loans of $7.2 million, net decreases in loans of $5.1 million and proceeds from other borrowings of $5.0 million.  Primary uses of cash included purchases of available-for-sale securities of $76.3 million and repayments of FHLB borrowings of $25.0 million and repayments of other borrowings of $12.2 million.

During 2009, cash and cash equivalents increased $12.2 million from $34.1 million as of December 31, 2008, to $46.3 million as of June 30, 2009.  Cash from investing activities of $15.3 million was more than cash used in operating activities of $1.0 million and cash used in financing activities of $2.0 million.  Primary sources of cash were proceeds from sales of securities available-for-sale of $36.1 million, net decreases in loans of $32.7 million, proceeds from maturities and payments of available-for-sale securities of $28.1 million, FHLB borrowings of $20.0 million, proceeds from sale of portfolio loans of $13.0 million and net increases in deposit accounts of $4.9 million.  Primary uses of cash included purchases of available-for-sale securities of $95.3 million.  The additional borrowings from the FHLB as well as some cash were used to replace maturing FHLB debt of $27.2 million.

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

The Committee generally meets at least monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations.  The Committee utilizes two models, a Net Portfolio Value model and a Net Interest Income Sensitivity model, as discussed below. The Committee recommends appropriate strategy changes based on this review.  The Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly.

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

Net Portfolio Value.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income Sensitivity.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 100, 200 and 300 basis point increase or a 100 basis point decrease in market interest rates.

At June 30, 2010
				NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
Change in Interest Rates (basis points)	Estimated	Estimated (Decrease) in NPV			Increase (Decrease)	Estimated Net Interest	Increase (Decrease) in Estimated Net Interest Income
(1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)	Income	Amount	Percent
	(Dollars in Thousands)

+300	$36,315	$(27,486)	(43.1)%	4.29%	(264)	$22,038	$(2,359)	(9.67)%
+200	50,023	(13,778)	(21.6)%	5.73%	(120)	23,807	(590)	(2.42)%
+100	60,950	(2,851)	(4.5)%	6.77%	(15)	24,102	(295)	(1.21)%
0	63,801	-	-	6.93%	-	24,397	-	-
-100	61,322	(2,479)	(3.9)%	6.57%	(36)	24,284	(113)	(0.45)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

In managing its asset/liability mix the Company, depending on the relationship between long and short-term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.  Management believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that Atlantic Coast Federal Corporation’s level of interest rate risk is acceptable under this approach.  In evaluating Atlantic Coast Federal Corporation’s exposure to interest rate movements, certain shortcomings inherent in the NII/NPV methodology must be considered.  For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in our NII/NPV methodology.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  Atlantic Coast Federal Corporation considers all of these factors in monitoring its exposure to interest rate risk.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

June 30, 2010

Part II - Other Information
Item 1.       Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business.  In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.    Risk Factors
We have experienced net losses for the six months of 2010 and each of the last two fiscal years and we may not return to profitability in the near future.

 We have experienced net losses of $6.8 million for the first six months of 2010 and $29.3 million and $2.8 million for the years ended December 31, 2009 and 2008, respectively. The losses have been primarily related to non-performing assets, which necessitated a provision for loan losses of $24.9 million for the year ended December 31, 2009, compared to a provision of $13.9 million for the year ended December 31, 2008. We charged off $21.7 million of loans during 2009 as compared to $9.8 million during 2008. Non-accrual loans (generally loans 90 days or more past due in principal or interest payments) decreased to $21.7 million, or 3.64% of total loans at June 30, 2010, compared to $25.5 million, or 3.43% of total loans at December 31, 2008. We experienced other than temporary impairment losses in the investment portfolio of $4.5 million and $81,000 for the year ended December 31, 2009 and for the first six months of 2010, respectively. In addition, during the year ended December 31, 2009, management deemed it appropriate to write off our entire goodwill balance of $2.8 million, and establish a valuation allowance of $16.2 million, or 100% of our net deferred tax asset. As a result of these factors and other conditions such as weakness in our local economy, we may not be able to generate sustainable net income or achieve profitability in the near future.

Our memorandum of understanding with the Office of Thrift Supervision imposes certain limits on our operations and could affect our liquidity.

 In August 2009, Atlantic Coast Bank entered into a memorandum of understanding with the Office of Thrift Supervision addressing certain areas of our operations. Under the memorandum we are required to (1) utilize a four quarter roll forward budget to address, among other things, capital adequacy, appropriate allowances for loan and lease losses and a liquidity analysis, (2) ensure that the book value of our bank owned life insurance does not exceed 25% of our total capital, (3) review and enhance our liquidity policy, (4) develop a written plan to mitigate any risks to our capital and liquidity from our repurchase agreements, (5) reduce our brokered deposits to not more than $52.5 million by June 30, 2011, (6) obtain Office of Thrift Supervision approval for the payment of any dividends, (7) develop a plan to enhance our compliance management program (including Bank Secrecy Act and anti-money laundering programs) and (8) correct all deficiencies and weaknesses identified in our 2009 Report of Examination. The requirement to reduce the level of brokered deposits may affect our ability to have sufficient liquid assets for our operations. It may also cause us to pay higher rates on retail deposits to replace our use of brokered deposits. We may not increase our level of brokered deposits above the limit permitted by the Office of Thrift Supervision without the prior approval of the agency. We believe we will be able to reduce the level of our brokered deposits from $69.9 million as of June 30, 2010 to the level required by the memorandum of understanding within the required time period. The restriction on the payment of dividends without Office of Thrift Supervision approval will affect our ability to pay dividends in the future unless we have sufficient assets at Atlantic Coast Financial Corporation to pay dividends without reliance on dividends from Atlantic Coast Bank. We have addressed all the corrective actions mandated in the memorandum and we believe we are in compliance with the requirements of the memorandum. In the event that Atlantic Coast Bank should become in material non-compliance with the memorandum of understanding, the Office of Thrift Supervision has the authority to subject us to a more formal enforcement action, such as a cease and desist order.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Atlantic Coast Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Atlantic Coast Financial Corporation, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Atlantic Coast Financial Corporation. These capital requirements are substantially similar to the capital requirements currently applicable to Atlantic Coast Bank, as described in “Supervision and Regulation— Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Atlantic Coast Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorney generals the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks with regards to the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

Our Executive Chairman of the Board also serves as the president and chief executive officer of another financial institution and such responsibilities could affect his ability to devote sufficient time to his position with Atlantic Coast Financial Corporation.

Our Executive Chairman of the Board, Jay S. Sidhu, also serves as the president and chief executive officer and a director of New Century Bank, located in Phoenixville, Pennsylvania. As the president and chief executive officer of New Century Bank, Mr. Sidhu is a full-time employee. Mr. Sidhu’s duties at New Century Bank have the potential to cause him to devote less of his time to his responsibilities at Atlantic Coast Financial Corporation, thereby potentially reducing his effectiveness in overseeing our strategic plan. A reduction in the time that Mr. Sidhu may devote to our operations could adversely affect our ability to successfully implement our strategic plan and our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.   The Company suspended its stock repurchase program in March 2009.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and reserved

Item 5.	Other Information
None

Item 6.	Exhibits
a.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Federal Corporation pursuant to Section 906

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

June 30, 2010

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: August 16, 2010	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr., President and Chief
Executive Officer

Date: August 16, 2010	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer