Form 10-Q
period 2010-09-30
ATLANTIC COAST FEDERAL CORP
filed 2010-11-15
CIK 1284077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Stock, $0.01 Par Value	13,415,874 shares

ATLANTIC COAST FEDERAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults upon Senior Securities	53
Item 4.	Removed and reserved	53
Item 5.	Other Information	53
Item 6.	Exhibits	53

Form 10-Q	Signature Page	54

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Dollars in Thousands, Except Share Information)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from financial institutions	$6,042	$8,211
Short-term interest-earning deposits	15,601	28,933
Total cash and cash equivalents	21,643	37,144
Securities available for sale	176,528	177,938
Loans held for sale	49,597	8,990
Loans, net of allowance of $10,955 in 2010 and $13,810 in 2009	575,780	614,371
Federal Home Loan Bank stock, at cost	9,798	10,023
Land, premises and equipment, net	15,854	16,014
Bank owned life insurance	23,377	22,806
Other real estate owned	8,604	5,028
Accrued interest receivable and other assets	11,431	13,247

Total assets	$892,612	$905,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$37,046	$34,988
Interest-bearing demand	71,773	79,192
Savings and money market	182,143	160,784
Time	279,401	280,480
Total deposits	570,363	555,444
Securities sold under agreement to repurchase	92,800	92,800
Federal Home Loan Bank advances	167,765	182,694
Other borrowings	5,000	12,200
Accrued expenses and other liabilities	5,279	5,882
Total liabilities	841,207	849,020

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 2,000,000 shares authorized none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized, shares issued 14,813,469 at September 30, 2010 and December 31, 2009	148	148
Additional paid in capital	61,500	61,225
Unearned employee stock ownership plan (ESOP) shares of 151,294 at September 30, 2010 and 186,208 at December 31, 2009	(1,513)	(1,862)
Retained earnings	7,787	16,777
Accumulated other comprehensive income	3,413	152
Treasury stock, at cost, 1,397,595 shares at September 30, 2010 and 1,375,260 at December 31, 2009	(19,930)	(19,899)
Total stockholders' equity	51,405	56,541

Total liabilities and stockholders' equity	$892,612	$905,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Information)
(unaudited)
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$9,316	$10,094	$27,997	$31,183
Securities and interest-earning deposits in other financial institutions	1,883	2,123	6,096	5,987
Total interest and dividend income	11,199	12,217	34,093	37,170

Interest expense
Deposits	2,462	3,819	7,925	12,566
Federal Home Loan Bank advances	1,554	1,714	4,675	5,135
Securities sold under agreements to repurchase	1,186	1,085	3,508	3,085
Other borrowings	114	-	203	-
Total interest expense	5,316	6,618	16,311	20,786

Net interest income	5,883	5,599	17,782	16,384

Provision for loan losses	3,090	6,650	14,306	18,657

Net interest income (loss) after provision for loan losses	2,793	(1,051)	3,476	(2,273)

Non-interest income (loss)
Service charges and fees	1,032	1,099	2,864	3,119
Gain on sale of loans held for sale	349	147	531	448
Gain (loss) on sale of portfolio loans	46	(1,317)	(114)	(1,245)
Gain (loss) on sale of securities available for sale	(397)	117	831	333
Other than temporary impairment loss:
Total impairment loss	(444)	(568)	(1,154)	(2,695)
Gain (loss) recognized in other comprehensive income	444	316	1,073	1,122
Net impairment loss recognized in earnings	-	(252)	(81)	(1,573)
Interchange fees	241	235	704	685
Other	287	2,210	849	2,762
Total non-interest income	1,558	2,239	5,584	4,529
Non-interest expense
Compensation and benefits	2,838	2,861	7,845	8,403
Occupancy and equipment	547	674	1,632	1,962
FDIC insurance premiums	400	422	1,246	1,435
Foreclosed assets, net	560	318	681	1,308
Data processing	309	251	966	760
Outside professional services	465	316	1,195	1,477
Collection expense and repossessed asset losses	326	355	1,324	831
Goodwill impairment	-	2,811	-	2,811
Other	1,060	864	3,161	2,837
Total non-interest expense	6,505	8,872	18,050	21,824

Loss before income tax expense	(2,154)	(7,684)	(8,990)	(19,568)

Income tax expense	-	4,472	-	282

Net loss	$(2,154)	$(12,156)	$(8,990)	$(19,850)

Loss per common share:
Basic	$(0.16)	$(0.93)	$(0.68)	$(1.52)
Diluted	$(0.16)	$(0.93)	$(0.68)	$(1.52)

Dividends declared per common share	$-	$-	$-	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2010
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the nine months ended September 30, 2010

Balance at January 1, 2010	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541

ESOP shares earned, 34,914 shares	-	(267)	349	-	-	-	82

Management restricted stock expense	-	356	-	-	-	-	356

Stock options expense	-	210	-	-	-	-	210

Management restricted stock granted	-	(99)	-	-		99	-

Director's deferred compensation	-	75	-	-	-	(75)	-

RRP shares relinquished, 6,671 shares	-	-	-	-	-	(21)	(21)

Treasury stock purchased at cost, 22,500 shares	-	-	-	-	-	(34)	(34)

Comprehensive income (loss):
Net loss	-	-	-	(8,990)	-	-	(8,990)
Other comprehensive income (loss)
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	2,188	-	2,188
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	1,073	-	1,073
Total comprehensive income (loss)	-	-	-	(8,990)	3,261	-	(5,729)

Balance at September 30, 2010	$148	$61,500	$(1,513)	$7,787	$3,413	$(19,930)	$51,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2009
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

For the nine months ended September 30, 2009

Balance at January 1, 2009	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

ESOP shares earned, 34,914 shares	-	(171)	350	-	-	-	179

Management restricted stock expense	-	484	-	-	-	-	484

Stock options expense	-	236	-	-	-	-	236

Dividend declared ($0.02 per share)	-	-	-	(89)	-	-	(89)

Director's deferred compensation	-	16	-	-	-	(16)	-

Capital contribution by parent	-	400	-	-	-	-	400

RRP shares reliquished, 6,227 shares	-	29	-	-	-	(45)	(16)

Treasury stock purchased at cost, 7,400 shares	-	-	-	-	-	(29)	(29)

Comprehensive income (loss):
Net loss	-	-	-	(19,850)	-	-	(19,850)
Other comprehensive income (loss)
Net change in unrealized gains on securities available-for-sale net of reclassification and taxes	-	-	-	-	1,188	-	1,188
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	(668)	-	(668)
Total comprehensive income	-	-	-	(19,850)	520	-	(19,330)

Balance at September 30, 2009	$148	$61,055	$(1,978)	$26,262	$212	$(19,904)	$65,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine months ended Sept. 30,
	2010	2009

Cash flows from operating activities
Net loss	(8,990)	(19,850)
Adjustments to reconcile net loss to to net cash from operating activities:
Provision for loan losses	14,306	18,657
Gain on sale of loans held for sale	(531)	(448)
Loss on sale of portfolio loans	114	1,245
Loans originated for sale	(214,032)	(69,199)
Proceeds from sales of loans held for sale	180,390	63,067
Foreclosed assets, net	681	1,308
Gain on sale of securities available for sale	(831)	(333)
Other than temporary impairment loss on AFS securities	81	1,573
Loss on disposal of equipment	21	52
ESOP compensation expense	82	179
Share-based compensation expense	466	720
Net depreciation and amortization	1,918	1,691
Net change in accrued interest receivable	157	518
Net change in cash surrender value of bank owned life insurance	(571)	(550)
Goodwill impairment	-	2,811
Net change in other assets	1,752	183
Net change in accrued expenses and other liabilities	(602)	(1,015)
Net cash (used in) from operating activites	(25,589)	609

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	68,101	40,622
Proceeds from the sales of securities available for sale	40,958	47,295
Purchase of securities available for sale	(104,638)	(113,674)
Proceeds from sale of portfolio loans	7,025	16,020
Purchase of loans	(2,420)	-
Net change in loans	6,480	54,982
Expenditures on premises and equipment	(572)	(758)
Proceeds from the sale of other real estate owned	2,095	2,226
Purchase of FHLB stock	(135)	(1,028)
Redemption of FHLB stock	360	1,063
Net cash from investing activities	17,254	46,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from financing activities
Net change in deposits	$14,919	$(24,449)
Proceeds from FHLB advances	33,071	20,000
Repayment of FHLB advances	(48,000)	(27,180)
Proceeds from other borrowings	5,000	-
Repayment of other borrowings	(12,200)	-
Capital contribution from parent	-	400
Share based compensation items	99	28
Treasury stock repurchased	(34)	(29)
RRP shares relinquished	(21)	(45)
Dividends paid	-	(89)
Net cash from financing activities	(7,166)	(31,364)

Net change in cash and cash equivalents	(15,501)	15,993

Cash and equivalents beginning of period	37,144	34,058

Cash and equivalents at end of period	$21,643	$50,051

Supplemental information:
Interest paid	$16,384	$20,973
Income tax paid	15	9

Supplemental noncash disclosures:
Loans transferred to other real estate	$6,372	$3,333
Loans transferred to held for sale	6,434	3,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The accompanying condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the periods ended September 30, 2010 and September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The 2009 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

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

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, an Amendment of FASB Statement No. 157 Fair Value Measurements (ASC 820), which amended guidance requiring new disclosures as follows:

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

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This new accounting guidance under Accounting Standards Codification (“ASC”) 310, Receivables, requires disclosure of additional information about the credit quality of an entity’s financing receivables and the allowance for credit losses. Disclosures must be disaggregated by class or portfolio segment and include, among other things, such items as a rollforward of the allowance for credit losses, certain credit quality indicators, past due and impaired loan information, and loan modification information. Except for the allowance rollforward and loan modification information, the new requirements will become effective for interim and annual reporting periods beginning with year-end December 31, 2010. Disclosure of the allowance rollforward and loan modification information will be required for the first quarter of 2011. The new guidance only relates to financial statement disclosures and will not affect the Company’s financial condition or results of operations.

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2010	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$2,000	$-	$-	$2,000
State and municipal	946	15	(42)	919
Mortgage-backed securities residential	53,583	1,796	(19)	55,360
Collateralized mortgage obligations U.S. Govt.	108,600	2,003	(244)	110,359
Collateralized mortgage obligations - other	7,986	114	(210)	7,890

	$173,115	$3,928	$(515)	$176,528

December 31, 2009	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$15,998	$-	$(246)	$15,752
State and municipal	947	-	(103)	844
Mortgage-backed securities residential	37,390	1,028	(8)	38,410
Collateralized mortgage obligations U.S. Govt.	101,236	1,530	(327)	102,439
Collateralized mortgage obligations - other	22,116	534	(2,157)	20,493

	$177,687	$3,092	$(2,841)	$177,938

The amortized cost and fair value of debt securities segregated by contractual maturity as of September 30, 2010, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2010
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	2,000	2,000
Due from five to ten years	-	-
Due after ten years	946	919
Mortgage-backed securities - residential	53,583	55,360
Collateralized mortgage obligations - U.S. Government	108,600	110,359
Collateralized mortgage obligations - other	7,986	7,890

Total	$173,115	$176,528

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time in a continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
State and municipal	-	-	420	(42)	420	(42)
Mortgage-backed securities - residential	10,293	(19)	-	-	10,293	(19)
Collateralized mortgage obligations - U.S. Govt.	31,651	(244)	-	-	31,651	(244)
Collateralized mortgage obligations - other	2,780	(210)	-	-	2,780	(210)

Total	$44,724	$(473)	$420	$(42)	$45,144	$(515)

December 31, 2009
Government-sponsored enterprises	$15,752	$(246)	$-	$-	$15,752	$(246)
State and municipal	-	-	844	(103)	844	(103)
Mortgage-backed securities - residential	7,206	(8)	-	-	7,206	(8)
Collateralized mortgage obligations - U.S. Govt.	34,820	(327)	-	-	34,820	(327)
Collateralized mortgage obligations - other	7,118	(203)	9,462	(1,954)	16,580	(2,157)

Total	$64,896	$(784)	$10,306	$(2,057)	$75,202	$(2,841)

Proceeds from sales, maturities and calls of securities available for sale were $109.1 million and $87.9 million for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $2.1 million and $502,000 and gross losses of $1.3 million and $169,000 were realized on these sales during the nine months ended September 30, 2010 and 2009, respectively.  Gross gains of $866,000 and $237,000 and gross losses of $1.3 million and $120,000 were realized on these sales during the three months ended September 30, 2010 and 2009, respectively.

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

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

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

As of September 30, 2010 the Company’s security portfolio consisted of 101 securities, 20 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At September 30, 2010, approximately $167.7 million, or approximately 95% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

Collateralized Mortgage Obligations - Other

The Company’s securities portfolio included 8 non-agency collateralized mortgage obligations with a fair value of $7.9 million at September 30, 2010. The Company evaluated the historical and expected future performance of the underlying collateral to determine if a future loss is expected which would result in a principal write-down.  As a part of the evaluation, the Company reviewed deal specific data including loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  This evaluation was completed utilizing a model to project future performance using collateral specific assumptions, such as expected future default rates, loss severity and prepayments.

The Company recorded an expense for other-than-temporary impairment of approximately $(81,000) in non-interest income on two private label mortgage-backed mezzanine (support) debt securities for the nine months ended September 30, 2010.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The table below presents a reconciliation of the credit losses recognized in earnings for the nine month period ended September 30, 2010 and 2009:

	September 30,
	2010	2009
	(Dollars in Thousands)

Beginning balance, January 1	$4,467	$-

Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	182
Amounts realized for securities sold during the period	(960)	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases (decreases) to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(2,349)	1,391

Ending balance, September 30	$1,158	$1,573

NOTE 5 - LOANS, NET

Loans. Following is a comparative composition of net loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010	% of total loans	December 31, 2009	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$277,840	47.9%	$306,968	49.3%
Commercial	73,196	12.6%	77,403	12.4%
Other ( land and multi-family)	32,567	5.6%	37,591	6.0%
Total real estate loans	383,603	66.1%	421,962	67.7%

Real estate construction loans:
One-to-four family	6,636	1.1%	4,189	0.7%
Commercial	5,684	1.0%	8,022	1.3%
Acquisition and development	2,358	0.4%	3,148	0.5%
Total real estate construction loans	14,678	2.5%	15,359	2.5%

Other loans:
Home equity	86,896	15.0%	93,929	15.1%
Consumer	75,296	13.0%	73,870	11.9%
Commercial	19,553	3.4%	17,848	2.9%
Total other loans	181,745	31.3%	185,647	29.8%

Total loans	580,026	100%	622,968	100%

Allowance for loan losses	(10,955)		(13,810)
Net deferred loan costs	6,823		5,122
Premiums (discounts) on purchased loans	(114)		91

Loans, net	$575,780		$614,371

NOTE 5 - LOANS, NET (continued)

Allowance for loan losses activity for the nine months ended September 30, 2010 and 2009 was as follows:

	2010	2009
	(Dollars in Thousands)

Beginning balance, January 1	$13,810	$10,598
Loans charged-off	(18,240)	(15,202)
Recoveries	1,079	722
Net charge-offs	(17,161)	(14,480)

Provision for loan losses	14,306	18,657

Ending balance, September 30	$10,955	$14,775

Impaired loans as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Dollars in Thousands)

Loans with no allocated allowance for loan losses	$23,134	$27,692
Loans with an allocated allowance for loan losses	13,522	16,700
Total	$36,656	$44,392

Amount of the allowance for loan losses allocated to impaired loans	$2,260	$5,398

Amount of charge-offs taken on period-end impaired loans	$3,307	$2,157

Impaired loans included troubled debt restructurings of $20.9 million at September 30, 2010 and $22.7 million at December 31, 2009, of which $20.9 million and $19.9 million respectively, were performing according to the modified terms.  Non-performing loans, including non-accrual loans, at September 30, 2010 and December 31, 2009 were $21.6 million and $35.2 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of September 30, 2010 and December 31, 2009.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

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

NOTE 6.  INTEREST RATE SWAPS (continued)

At September 30, 2010, summary information about these interest-rate swaps is as follows:

September 30, 2010
(Dollars in Thousands)
Notional amounts	$25,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.29%
Weighted average maturity (years)	1.0
Fair value of interest rate swaps	(267)

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	September 30, 2010		December 31, 2009
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Accrued expenses and other liabilities	$(267)	Accrued expenses and other liabilities	$(520)

Total interest rate swaps not designated as hedging instruments under SFAS 133:
Total interest rate swaps		$(267)		$(520)

The effect of interest rate swaps for the nine months ended September 30, 2010 and 2009 are as follows:

		Nine Months Ended
		September 30, 2010	September 30, 2009
	Location of Gain or (Loss)	(Dollars in Thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments under SFAS 133:
Interest rate contracts	Other	$(253)	$(237)

Total		$(253)	$(237)

NOTE 7.   FEDERAL HOME LOAN BANK ADVANCES

FHLB advances had a weighted-average maturity of 62 months and a weighted-average rate of 3.51% at September 30, 2010.   The decrease in FHLB borrowings to $167.8 million at September 30, 2010 as compared to December 31, 2009 was due to repayments of $48.0 million which exceeded proceeds from advances of $33.1 million.

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

NOTE 9.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted loss per common share computation for the three and nine months ended September 30, 2010 and 2009 is as follows:

	(Dollars in Thousands, except per share data)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Basic
Net loss	$(2,154)	$(12,156)	$(8,990)	$(19,850)
Weighted average common shares outstanding	13,375,999	13,419,026	13,381,965	13,427,182
Less: Average unallocated ESOP shares	(186,208)	(232,760)	(186,208)	(232,760)
Average unvested restricted stock awards	(21,117)	(63,955)	(44,922)	(94,253)

Average Shares	13,168,674	13,122,311	13,150,835	13,100,169

Basic loss per common share	$(0.16)	$(0.93)	$(0.68)	$(1.52)

Diluted
Net loss	$(2,154)	$(12,156)	$(8,990)	$(19,850)

Weighted average shares outstanding from above	13,168,674	13,122,311	13,150,835	13,100,169
Add:Dilutive effects of assumed exercise of stock options	-	-	-	-
Dilutive effects of full vesting of stock awards	-	-	-	-

Average shares and dilutive potential common shares	13,168,674	13,122,311	13,150,835	13,100,169

Diluted loss per common share	$(0.16)	$(0.93)	$(0.68)	$(1.52)

Stock options for shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009, respectively.  There was no dilutive effect as each period reported a net loss.

NOTE 10.  TOTAL COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow  hedges.  Following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009:

	(Dollars in Thousands)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net loss	$(2,154)	$(12,156)	$(8,990)	$(19,850)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	(582)	1,397	2,956	2,329
Less reclassification adjustments for (gains) losses recognized in income	398	(117)	(831)	(333)
Net unrealized gains	(184)	1,280	2,125	1,996
Income tax effect	(11)	(486)	63	(808)
Net of tax effect	(195)	794	2,188	1,188
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	432	(696)	1,123	451
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	-	(252)	(81)	(1,573)
Income tax effect	12	360	31	454
Net of tax effect	444	(588)	1,073	(668)

Total other comprehensive income (loss)	249	206	3,261	520

Comprehensive loss	$(1,905)	$(11,950)	$(5,729)	$(19,330)

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

NOTE 11.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$2,000	-	$2,000	-
State and municipal	919	-	919	-
Mortgage-backed securities – residential	55,360	-	55,360	-
Collateralized mortgage obligations – U.S. Govt.	110,359	-	110,359
Collateralized mortgage obligations - other	7,890	-	4,991	2,899
Liabilities:
Interest rate swap	$(267)	-	$(267)

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets:
Available for sale securities
U.S. government-sponsored entities and agencies	$15,752	-	$15,752	-
State and municipal	844	-	844	-
Mortgage-backed securities – residential	38,410	-	38,410	-
Collateralized mortgage obligations – U.S. Govt.	102,439	-	102,439	-
Collateralized mortgage obligations – other	20,493	-	19,141	1,352
Liabilities:
Interest rate swap	$(520)	$-	$(520)	$-

Fair value adjustments for interest rate swaps resulted in a gain of $253,000 for the nine months ended September 30, 2010.

NOTE 11.  FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant  unobservable inputs (Level 3) for the nine month period ended September 30, 2010:

Investment
Securities
Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at January 1, 2010	$1,352
Total realized and unrealized gains (losses):
Included in earnings - realized	768
Included in earnings - unrealized	-
Included other comprehensive income	(740)
Proceeds from maturities and payments, net	(7,738)
Transfers in and/or out of Level 3	9,257
Balance of recurring Level 3 assets at September 30, 2010	$2,899

Market conditions for certain debt securities has resulted in unreliable or unavailable fair values, often resulting in transfers in and / or out of Level 3.  The Company determined that one debt security totaling $2.9 million was more appropriately evaluated as a Level 3 asset as of September 30, 2010.  This one security was priced as a Level 2 asset at December 31, 2009.   Three securities evaluated as Level 3 assets as of December 31, 2009 were priced as Level 2 assets as of September 30, 2010.

Level 3 assets were evaluated utilizing models, that included certain unobservable inputs,  to project future performance using collateral assumptions, such as expected future default rates, expected future severity rates, prepayments and recoveries.

NOTE 11.  FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$8,604	$-	$-	$8,604
Impaired loans – collateral dependent	24,830	$-	$-	24,830

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,028	$-	$-	$5,028
Impaired loans – collateral dependent	$28,773	$-	$-	$28,773

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

Impaired loans:
Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral.  Collateral dependent loans had a carrying amount of $24.8 million and $28.8 million, net of a valuation allowance of $2.3 million and $5.4 million at September 30, 2010 and December 31, 2009, respectively.  Provision for loan losses of $868,000 and $2.3 million was recorded on impaired loans during the nine months ended September 30, 2010 and 2009, respectively.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows:

	As of September 30,		As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$21,643	$21,643	$37,144	$37,144
Loans held for sale	49,597	49,597	8,990	8,990
Loans, net	575,780	581,609	614,371	614,229
Federal Home Loan Bank stock	9,798	n/a	10,023	n/a
Accrued interest receivable	3,104	3,104	3,261	3,261

FINANCIAL LIABILITIES
Deposits	570,363	572,721	555,444	557,094
Securities sold under agreements to repurchase	92,800	106,739	92,800	102,537
Federal Home Loan Bank advances	167,765	184,746	182,694	201,227
Other borrowings	5,000	5,000	12,200	12,200
Accrued interest payable	1,245	1,245	1,318	1,318

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt (FHLB advances, securities sold under agreements to repurchase and other borrowings) is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant  to this presentation.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment.  In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the Federal Home Loan Bank to make payments  required by law or regulation and the level of such payments in relation to  the operating performance (c) The impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) The liquidity position of the Federal Home Loan Bank.

NOTE 13.  INCOME TAXES

Under generally accepted accounting principles, the Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized.  A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.  Positive evidence includes the probability of achieving forecasted  future taxable income, applicable tax planning strategies and assessments of the current and future economic and  business conditions.  Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards.  At September 30, 2010, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $17.4 million and was primarily comprised of future tax benefits associated with  the allowance for loan losses and net operating loss carryforwards. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income.  The Company also continues to maintain a valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax expense (benefit) was as follows:

	Year to date
	September 30, 2010	September 30, 2009

Pre-tax loss	$(8,990)	$(19,568)
Effective tax rate	37.8%	38.1%
Tax benefit	(3,398)	(7,448)
Increase in valuation allowance - federal	3,145	7,142
Increase in valuation allowance - state	253	588
Income tax expense (benefit)	$-	$282

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

NOTE 14 - STOCK CONVERSION (continued)

In connection with the conversion, shares of common stock of a new successor holding company, representing the ownership interest of the Mutual Holding Company, will be offered for sale to depositors of the Bank.  The following persons and employee benefit plan have subscription rights to purchase shares of common stock of the new holding company in the following order of priority: (1) depositors of record as of March 31, 2009; (2) the Bank's employee stock ownership plan; (3) depositors of record as of the end of the calendar quarter preceding the commencement of the offering; and (4) depositors entitled to vote on the conversion proposal.  If necessary, shares will be offered to the general public.  In addition, upon completion of the conversion of the Mutual Holding Company, shares of the Company's common stock held by public stockholders will be exchanged for shares of a new corporation, which will become the Bank's new parent holding company.  As a result of the conversion and offering, the Mutual Holding Company and Company will cease to exist.  The conversion is subject to approval of the Office of Thrift Supervision (“OTS”) as well as the approval of the Mutual Holding Company's members (depositors of the Bank) and the Company's stockholders.  Proxy materials setting forth information relating to the conversion and offering will be sent to the members of the Mutual Holding Company and stockholders of the Company for their consideration.  The offering will be made only by means of a prospectus in accordance with federal law and all applicable state securities laws.  The conversion and offering are expected to be completed in the fourth quarter of 2010.

Expenses capitalized related to the stock conversion were $1.1 million as of September 30, 2010. Expenses capitalized will be netted from proceeds if the offering is successful. Alternatively, expenses capitalized will be expensed in the event the offering is terminated.

NOTE 15 SUBSEQUENT EVENT

Following its most recent examination, the Company was advised by the Office of Thrift Supervision (“OTS”) that it would require the Company and its banking subsidiary to enter into supervisory agreements with the agency containing certain provisions and restrictions as described below. The Company was also informed that in a separate informal agreement, the OTS will impose an Individual Minimum Capital Requirement (IMCR) for Atlantic Coast Bank that will require it to achieve and maintain levels of capital greater than those required for a federal savings bank to be classified as well-capitalized.  The Company anticipates, based upon discussions with the OTS, that the IMCR will require that Atlantic Coast Bank reach a core capital level of up to 7% by March 30, 2011 or June 30, 2011 and a risk based capital level of up to 11% by March 30, 2011 or June 30, 2011 and maintain these levels until the OTS removes the requirement.
Based on discussions with the OTS the Company expects the supervisory agreement will require its board and management to prepare regular forecasts and projections regarding Bank earnings and capital, along with monitoring of various financial metrics. Further the Company expects to be subject to the following  operating restrictions:  (1) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not increase their assets in any quarter greater than the amount of interest credited on its deposit accounts without prior written approval from the OTS; (2) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not add any new director to their Boards of Directors, employ any new senior executive officer or change the duties of any senior executive officer without providing 30 days advance written notice to the OTS; (3) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not make any payment or enter into an agreement to make a payment, to an officer or employee that is contingent upon their termination of service, subject to certain exceptions; (4) prior written approval of the OTS must be obtained before the payment of any dividend or other capital distribution by Atlantic Coast Federal Corporation or Atlantic Coast Bank; (5) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not enter into, renew or revise any contractual arrangement related to compensation or benefits with any director or officer unless they receive prior approval of the Office of Thrift Supervision; (6) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not enter

NOTE 15 SUBSEQUENT EVENT  (continued)

into any third party contracts outside of the normal course of business without providing 30 days advance written notice to the OTS and receiving a written notice of non-objection; (7) Atlantic Coast Federal Corporation and Atlantic Coast Bank are not eligible to have applications or notices processed by the OTS on an expedited basis which would make executing future mergers and acquisitions more difficult; (8) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not engage in transactions with any affiliate or subsidiary without providing 30 days advance written notice to the OTS and receiving a written notice of non-objection; and (9) Atlantic Coast Bank may not increase the level of brokered deposits, excluding interest credited, without the prior written approval of the OTS.

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

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  No specific allowance is recorded unless the fair value is less than the carrying value.  Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The Company recorded an other-than-temporary impairment charge of $81,000 in non-interest income on two private label mortgage-backed mezzanine (support) debt securities for the nine months ended September 30, 2010.  The Company recorded an other-than-temporary impairment charge of $1.6 million for the nine months ended September 30, 2009.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  As of September 30, 2010, the Company had a valuation allowance of $17.4 million for the net deferred tax asset.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General. Total assets decreased $13.0 million to $892.6 million at June 30, 2010 as compared to $905.6 million at December 31, 2009.  The primary reason for the decrease in assets was a decrease in net loans of $38.6 million as well as a decrease in cash of $15.5 million, partially offset by the increase in loans held for sale of $40.6 million.  Total deposits increased $14.9 million to $570.4 million at September 30, 2010 from $555.4 million at December 31, 2009.  Core deposits grew by $16.0 million, while time deposits decreased by $1.0 million.

Following is a summarized comparative balance sheet as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,	Increase (decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$21,643	$37,144	$(15,501)	-41.7%
Securitites available for sale	176,528	177,938	(1,410)	-0.8%
Loans	586,735	628,181	(41,446)	-6.6%
Allowance for loan losses	(10,955)	(13,810)	2,855	-20.7%
Loans, net	575,780	614,371	(38,591)	-6.3%
Loans held for sale	49,597	8,990	40,607	451.7%
Other assets	69,064	67,118	1,946	2.9%
Total assets	$892,612	$905,561	$(12,949)	-1.4%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$37,046	$34,988	$2,058	5.9%
Interest bearing demand	71,773	79,192	(7,419)	-9.4%
Savings and money market	182,143	160,784	21,359	13.3%
Time	279,401	280,480	(1,079)	-0.4%
Total deposits	570,363	555,444	14,919	2.7%
Federal Home Loan Bank advances	167,765	182,694	(14,929)	-8.2%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Other borrowings	5,000	12,200	(7,200)	-59.0%
Accrued expenses and other liabilities	5,279	5,882	(603)	-10.3%
Total liabilities	841,207	849,020	(7,813)	-0.9%
Stockholders' equity	51,405	56,541	(5,136)	-9.1%
Total liabilities and stockholders' equity	$892,612	$905,561	$(12,949)	-1.4%

Securities available for sale.  Securities available for sale is comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities (MBS).  The investment portfolio decreased approximately $1.4 million to $176.5 million at September 30, 2010, from $177.9 million at December 31, 2009. We recognized a charge for other-than-temporary impairment (OTTI) of approximately $(81,000) in non-interest income (loss) on two private label collateralized mortgage obligation mezzanine (support) debt securities for the nine months ended September 30, 2010.  In order to reduce risk of additional OTTI charges the Company sold six securities totaling $3.4 million at a loss of $1.3 million during the third quarter ended September 30, 2010.

	At September 30, 2010

	Amortized	Fair	Number of	Cumulative
	Cost	Value	Securities	OTTI
	(Dollars in Thousands)

Private label collateralized mortgage obligations with OTTI	$1,492	$1,301	2	$1,158
Private label collateralized mortgage obligations with no OTTI	6,494	6,588	6	-
Total private label collateralized mortgage obligations	$7,986	$7,889	8	$1,158

At September 30, 2010, approximately $167.7 million, or 95%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

Loans.  Portfolio loans declined approximately 6.3% to $575.8 million at June 30, 2010 as compared to $614.4 million at December 31, 2009 due to increased payoffs of one- to four-family residential loans in the first nine months of 2010, the sale of approximately $7.2 million of non-performing loans in the first nine months of 2010, and the transfer of $6.4 million from portfolio loans to loans held for sale.

Total loan originations increased $168.2 million to $267.1 million for the nine months ended September 30, 2010 from $98.9 million for the same period in 2009. Origination of loans held for sale in the secondary market increased $144.9 million to $214.0 million during the first nine months of 2010, from $69.2 million for the same period in 2009. Portfolio loan production increased $23.3 million to $53.0 million for the nine months ended September 30, 2010 from $29.7 million for the same period in 2009.  Origination of residential loans held for sale was strong as consumers took advantage of historically low interest rates and the availability of certain federal income tax credits.  The balance of loans held for sale increased as the Company began to expand its mortgage lending business during the third quarter of 2010.

Until critical economic factors stabilize, such as unemployment and residential real estate values management believes portfolio loan balances will continue to decline as the Company emphasizes the sale of mortgages it originates in the secondary market rather than retaining them in its portfolio. Due to a favorable interest rate environment, production of one-to four-family residential loans held for sale in the secondary market is expected to continue its moderate pace.  The strategy of selling the majority of originated loans in the secondary market also compliments the Bank’s desire to reduce portfolio loan balances in order to maximize capital efficiently.

Allowance for loan losses. The allowance for loan losses was $11.0 million, or 1.87% of total loans compared to $13.8 million or 2.22% of total loans outstanding at September 30, 2010 and December 31, 2009, respectively.

Non-performing assets:	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Real Estate Loans
One-to-four-family	$9,573	$12,343
Commercial	1,025	3,895
Other	5,376	9,638

Construction - One-to-four-family	-	-
Construction - Commercial	1,681	4,988
Construction - Acquisition & Development	404	404

Other Loans - Consumer
Home Equity	2,295	2,973
Other	972	909
Commercial	227	-

Total non-performing loans	21,553	35,150
Other real estate owned	8,604	5,028

Total non-performing assets	$30,157	$40,178

Total troubled debt restructurings (TDR)	$20,880	$22,660

Total impaired loans (including TDR)	$36,656	$44,392

Non-performing loans to total loans	3.67%	5.64%
Non-performing loans to total assets	2.41%	3.88%
Non-performing assets to total assets	3.38%	4.44%

Non-performing loans were $21.6 million or 3.67% of total loans and $35.2 million, or 5.64% of total loans at September 30, 2010, and December 31, 2009, respectively.  The decrease was primarily due to the transfer of $6.4 million to other real estate owned, the sale of $6.3 million of non-performing residential loans and a $3.3 million charge-off of a non-performing commercial real estate loan.  Total impaired loans decreased $7.5 million to $36.9 million at September 30, 2010 from $44.4 million at December 31, 2009.  As of September 30, 2010, total non-performing one- to four-family residential loans of $9.6 million included $6.8 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral.  Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. The total allowance allocated for impaired loans decreased to $2.2 million at September 30, 2010 from $5.4 million at December 31, 2009.  As of September 30, 2010, and December 31, 2009, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of September 30, 2010 and December 31, 2009.  Troubled debt restructured (“TDR”) loans were $20.9 million as of September 30, 2010, as compared to $22.7 million at December 31, 2009.  These loans were primarily comprised of residential mortgage loans collateralized by real estate and were evaluated for impairment as required under GAAP.

The tables below compare the general component, which is available for the entire loan portfolio, and specific components of the allowance for loan losses to non-performing loans as of September 30, 2010 and December 31, 2009:

Comparison of Loan Loss Allowance to Non-Performing Loans
September 30, 2010

	Non- Performing Loans	Amount of General and Specific Loan Loss Allowance	Percent of General and Specific Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$9,573	$3,873	40.46%
Commercial	1,025	752	73.37%
Other (land & multi-family)	5,376	1,495	27.81%

Real Estate Construction
Construction One-to four family	-	16	-
Construction Commercial	1,681	13	0.77%
Acquistion & Development	404	110	27.23%

Other Loans
Home Equity	2,295	2,044	89.06%
Consumer	972	2,421	249.07%
Commercial	227	231	101.76%
Totals	$21,553	$10,955	50.83%

Comparison of Loan Loss Allowance to Non-Performing Loans
December 31, 2009

	Non-Performing Loans	Amount of Loan Loss Allowance	% of Loan Loss Allowance to Non-Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$12,343	$3,446	27.92%
Commercial	3,895	575	14.76%
Other (land & multi-family)	9,638	1,305	13.54%

Real Estate Construction
Construction One-to four family	-	47	-
Construction Commercial	4,988	3,322	66.60%
Acquistion & Development	404	110	27.23%

Other Loans
Home Equity	2,973	2,240	75.34%
Consumer	909	2,447	269.20%
Commercial	-	318	-
Totals	$35,150	$13,810	39.29%

The following table sets forth an analysis of the allowance for loan losses:

	September 30,	September 30,
	2010	2009

Balance at beginning of period	$13,810	$10,598

Charge-offs:
Real Estate Loans
One-to four-family	7,906	5,982
Commercial	1,261	690
Other (Land & Multi-family)	1,416	3,393
Real Estate Construction Loans
Construction One-to four family	-	50
Construction Commercial	3,307	-
Acquistion & Development	-	-
Other Loans
Home equity	2,306	3,696
Consumer	1,346	801
Commercial	698	590
Total charge-offs	18,240	15,202

Recoveries:
Real Estate Loans
One-to four-family	648	212
Commercial	-	-
Other (Land & Multi-family)	123	17
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	88	204
Consumer	213	271
Commercial	7	18
Total recoveries	1,079	722

Net charge-offs	17,161	14,480
Provision for loan losses	14,306	18,657
Balance at end of period	$10,955	$14,775

During the nine months ended September 30, 2010 loan charge-offs included approximately $6.4 million of partial charge-offs of one-to four- family residential loans identified as non-performing, of which $2.8 million was related to the sale of $6.3 million of non-performing one- to four-family residential loans. Charge-offs in 2010 also included $3.3 million on one commercial loan for which a specific allowance had previously been established.  Due to the decline in real estate values over the past two years, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one-to four-family residential loans by the expected loss amount rather than providing a general allowance.

Deferred Income Taxes.  As of both September 30, 2010 and December 31, 2009 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $17.4 million for the full amount of the net federal and state deferred tax assets as of September 30, 2010. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposits were $570.4 million at September 30, 2010, an increase of $14.9 million from $555.4 million at December 31, 2009.   Core deposits grew by $16.0 million, while time deposits decreased by $1.0 million.  At September 30, 2010, time deposits include $61.4 million of brokered deposits acquired as part of a liquidity management strategy following the sale of our Lake City, Florida branch on December 31, 2009. As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balances decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to promote time deposit growth in order to meet liquidity needs.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase, which are secured by mortgage-backed securities, had a carrying amount of $124.8 million at September 30, 2010, compared to $119.9 million at December 31, 2009.  The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future.  Upon conversion, each agreement may be terminated in whole by the lender each following quarter.  There is no termination penalty if terminated by the lender.  There have been no early terminations as of September 30, 2010.  At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of September 30, 2010 and December 31, 2009.

Securities sold under agreements to repurchase are financing arrangements that mature within ten years, beginning in January 2014.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase as of September 30, 2010 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	5.04%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.11%

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative sources of funds, the Company may continue to sell securities under agreements to repurchase in the future to fund growth; however the Company does not plan to be active in the market in the near term.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 62 months and a weighted-average rate of 3.51% at September 30, 2010.   The decrease in FHLB borrowings to $167.8 million at September 30, 2010 as compared to December 31, 2009 was due to repayments of $48.0 million which exceeded proceeds from advances of $33.1 million.  The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds. However, with the FDIC’s new deposit insurance premium assessment schedule raising assessment rates in order to recapitalize the Deposit Insurance Fund, which takes into consideration an institution’s FHLB borrowings, our FDIC assessment may increase, should any additional FHLB borrowings outpace deposit growth.

Other borrowings.  Other borrowings were $5.0 million at September 30, 2010.  The Company borrowed $5.0 million from another financial institution in June 2010 which is secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC. The Company contributed $2.9 million to Atlantic Coast Bank as additional capital and used the remaining proceeds to pay off the remaining balance of $2.1 million of other borrowings.

Stockholders’ equity.  Stockholders’ equity decreased by approximately $5.1 million to $51.4 million at September 30, 2010 from $56.5 million at December 31, 2009 as the net loss of $9.0 million for the nine months ended September 30, 2010 was partially offset by the $3.3 million increase in other comprehensive income.  Other comprehensive income for the nine months ended September 30, 2010 was $3.3 million due to higher market values on available-for-sale securities.

The Company’s equity to assets ratio decreased to 5.76% at September 30, 2010, from 6.24% at December 31, 2009. The decrease was due to the net loss of $9.0 million for the nine months ended September 30, 2010, partially offset by the increase in other comprehensive income. Despite this decrease, Atlantic Coast Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas.  Total risk-based capital to risk-weighted assets was 10.7%, Tier 1 capital to risk-weighted assets was 9.4%, and Tier 1 capital to adjusted total assets was 5.6% at September 30, 2010. These ratios as of December 31, 2009 were 11.4%, 10.2% and 6.1%, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009.

General. Net loss for the three months ended September 30, 2010, was $2.2 million, which was an improvement of $10.0 million from a net loss of $12.2 million for the same period in 2009.  The Company did not record any tax benefit for the three months ended September 30, 2010 following the establishment of a valuation allowance on the net deferred tax asset during 2009.  The loss before income taxes was $2.2 million for the three months ended September 30, 2010 as compared to a loss before income taxes of $7.7 million for the same period in 2009.  The reduction in loss before income taxes was primarily due to a $3.6 million decrease in provision for loan losses, a $284,000 increase in net interest income, and a decrease in non-interest expense of $2.4 million, partially offset by a $693,000 decrease in non-interest income

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended September 30, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended September 30,
	2010			2009
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$617,473	$9,316	6.03%	$684,784	$10,094	5.90%
Securites(2)	198,620	1,835	3.70%	180,391	2,080	4.61%
Other interest-earning assets(3)	30,360	48	0.63%	46,365	43	0.37%
Total interest-earning assets	846,453	11,199	5.29%	911,540	12,217	5.36%
Non-interest earning assets	52,754			60,138
Total assets	$899,207			$971,678

INTEREST-BEARING LIABILITIES
Savings deposits	$52,923	$91	0.69%	$34,978	$34	0.39%
Interest bearing demand accounts	75,585	240	1.27%	76,012	353	1.86%
Money market accounts	122,807	342	1.11%	142,344	525	1.48%
Time deposits	284,606	1,789	2.51%	322,273	2,907	3.61%
Securities sold under agreements to repurchase	92,800	1,186	5.11%	92,800	1,714	7.39%
Federal Home Loan Bank advances	170,511	1,554	3.65%	177,656	1,085	2.44%
Other borrowings	5,000	114	9.12%	-	-	-
Total interest-bearing liabilities	804,232	5,316	2.64%	846,063	6,618	3.13%
Non-interest bearing liabilities	41,584			48,276
Total liabilities	845,816			894,339
Stockholders' equity	53,391			77,339
Total liabilities and stockholders' equity	$899,207			$971,678

Net interest income		$5,883			$5,599
Net interest spread			2.65%			2.23%
Net earning assets	$42,221			$65,477
Net interest margin(4)			2.78%			2.46%
Average interest-earning assets to average interest-bearing liabilities		105.25%			107.74%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes loans held for sale.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

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

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(1,011)	$233	$(778)
Securities	204	(448)	(244)
Other interest-earning assets	(20)	24	4
Total interest-earning assets	(827)	(191)	(1,018)

INTEREST-BEARING LIABILITIES
Savings deposits	23	33	56
Interest bearing demand accounts	(2)	(110)	(112)
Money market accounts	(66)	(118)	(184)
Time deposits	(311)	(807)	(1,118)
Securities sold under agreements to repurchase	-	101	101
Federal Home Loan Bank advances	(67)	(93)	(160)
Other borrowings	115	-	115
Total interest-bearing liabilities	(308)	(994)	(1,302)

Net interest income	$(519)	$803	$284

Interest income. Total interest income declined $1.0 million to $11.2 million for the three months ended September 30, 2010 from $12.2 million for the three months ended September 30, 2009 primarily due the decrease in interest income on loans.  Interest income on loans decreased to $9.3 million for the three months ended September 30, 2010 from $10.1 million for the same period in 2009.  This decrease was due primarily to a decline in the average balance of loans, which decreased $67.3 million to $617.5 million for the three months ended September 30, 2010 from $684.8 million for the prior year period.  Interest income earned on securities decreased for the three months ended September 30, 2010 as compared to the same period in 2009, as the increase in the average balance of $18.2 million was more than offset by lower interest rates on new purchases of securities, which resulted in a 91 basis point decline in average rate.

Interest income was adversely impacted by continued low interest rates and the unavailability of higher yielding interest-earning assets.

Interest expense. Interest expense declined by $1.3 million to $5.3 million for the three months ended September 30, 2010 from $6.6 million for the three months ended September 30, 2009.  The decrease in interest expense for the three months ended September 30, 2010, as compared to the same period in 2009, was due to lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits.  The average rate paid on time deposits decreased 110 basis points to 2.51% for the three months ended September 30, 2010 as compared to 3.61% the same period in 2009.  Interest expense includes $114,000 related to other borrowings for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009.

Net interest income.  Net interest income increased $284,000 to $5.9 million for the three months ended September 30, 2010 from $5.6 million for the three months ended September 30, 2009, as the decrease in interest expense was greater than the decrease in interest income. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 42 basis points to 2.65% for the third quarter of 2010 as compared to 2.23% for the same quarter in 2009.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 32 basis points to 2.78% as compared to 2.46% for the same quarter in 2009.  The improvement in net interest margin was primarily due to the 81 basis point decrease in the average interest rate of deposits, to 1.84% for the three months ended September 30, 2010 as compared to 2.65% for the same period in 2009.

Provision for loan losses.   Provision for loan losses of $3.1 million and $6.7 million were made during the three months ended September 30, 2010 and 2009, respectively.  The decrease in the provision for loan losses was primarily due to a provision for loan losses of $2.0 million recorded during the third quarter of 2009 to provide a general allowance for loans held in the portfolio, previously supported by a cash deposit maintained with the Company by an ongoing originator and lower charge-offs. Net charge-offs in 2010 also included $759,000 of partial write-downs on one- to four-family residential loans that became non-performing during the three months ended September 30, 2010.  Net charge-offs for the three months ended September 30, 2010 were $2.4 million as compared to $3.7 million for the same period in 2009. Home equity loan charge-offs were $274,000 during the three months ended September 30, 2010 as compared to $1.7 million during the same period in 2009.    Beginning in the second quarter of 2009 the Company adopted the policy of writing down loans when they are classified as non-performing rather than recording a general allocation.

Non-interest income. The components of non-interest income for the three months ended September 30, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,032	$1,111	$(79)	-7.1%
Gain on sale of loans held for sale	349	147	202	137.4%
Gain (loss) on sale of portfolio loans	46	(1,317)	1,363	-
(Loss) gain on available for sale securities	(397)	117	(514)	-439.3%
Other than temporary impairment losses	-	(252)	252	-100.0%
Interchange fees	241	235	6	2.6%
Other	287	2,210	(1,923)	-87.0%
	$1,558	$2,251	$(693)	-30.8%

Non-interest income for the three months ended September 30, 2010 decreased $693,000 to $1.6 million as compared to $2.3 million for the same three months in 2009.  The decrease was primarily due to the non-recurrence of other non-interest income items in 2009 including a $2.0 million gain resulting from a settlement agreement with an ongoing originator whereby the Company assumed responsibility for credit losses on a pool of loans, and a $397,000 loss on sale of available-for-sale securities during the three months ended September 30, 2010, partially offset by the non-recurrence of other non-interest income items in 2009 including the loss on sale of portfolio loans of $1.3 million as well as a $252,000 other-than-temporary-impairment loss.

Non-interest expense. The components of non-interest expense for the three months ended September 30, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,838	$2,861	$(23)	-0.8%
Occupancy and equipment	547	674	(127)	-18.8%
FDIC insurance premiums	400	422	(22)	-5.2%
Foreclosed assets, net	560	318	242	76.1%
Data processing	309	251	58	23.1%
Outside professional services	465	316	149	47.2%
Collection expense and repossessed
asset losses	326	355	(29)	-8.2%
Goodwill impairment	-	2,811	(2,811)	-100.0%
Other	1,060	876	184	21.0%
	$6,505	$8,884	$(2,379)	-26.8%

Non-interest expense decreased $2.4 million to $6.5 million for the three months ended September 30, 2010 from $8.9 million for the same three months ended September 30, 2009.  Components of the decrease included the non-recurrence of a $2.8 million write-off of the entire amount of the Company’s goodwill during 2009, partially offset by a higher loss on foreclosed assets, higher other expenses including advertising and insurance, as well as higher outside professional services.

Income tax. The Company recorded no income tax benefit for the three months ended September 30, 2010 as compared to an expense of $4.5 million for the same period in 2009 due to the Company’s establishment of a valuation reserve for net deferred tax assets during 2009.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009.

General. Net loss for the nine months ended September 30, 2010 was $9.0 million, which was an improvement of $10.9 million from a net loss of $19.9 million for the same period in 2009.  The $10.6 million reduction in loss before income taxes was primarily due to a $1.4 million increase in net interest income, a reduction in provision for loans losses of $4.4 million, a $1.0 million increase in non-interest income and a decrease in non-interest expense of $3.8 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the nine months ended September 30, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the nine months ended September 30,
	2010			2009
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$621,703	$27,997	6.00%	$714,394	$31,182	5.82%
Securites(2)	199,873	5,954	3.97%	169,450	5,902	4.64%
Other interest-earning assets(3)	31,216	142	0.61%	47,174	86	0.24%
Total interest-earning assets	852,792	34,093	5.33%	931,018	37,170	5.32%
Non-interest earning assets	51,342			58,747
Total assets	$904,134			$989,765

INTEREST-BEARING LIABILITIES
Savings deposits	$46,157	$233	0.67%	$34,621	$99	0.38%
Interest bearing demand accounts	78,075	885	1.51%	73,712	1,076	1.95%
Money market accounts	123,174	1,075	1.16%	139,766	1,834	1.75%
Time deposits	292,254	5,732	2.62%	337,970	9,556	3.77%
Securities sold under agreements to repurchase	92,800	3,508	5.04%	92,800	5,135	7.38%
Federal Home Loan Bank advances	171,577	4,675	3.63%	182,688	3,085	2.25%
Other borrowings	3,218	203	8.41%	-	-	#DIV/0!
Total interest-bearing liabilities	807,255	16,311	2.69%	861,557	20,785	3.22%
Non-interest bearing liabilities	40,814			48,283
Total liabilities	848,069			909,840
Stockholders' equity	56,065			79,925
Total liabilities and stockholders' equity	$904,134			$989,765

Net interest income		$17,782			$16,385
Net interest spread			2.64%			2.11%
Net earning assets	$45,537			$69,461
Net interest margin(4)			2.78%			2.35%
Average interest-earning assets to average interest-bearing liabilities		105.64%			108.06%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the nine months ended September 30, 2010 as compared to the same period in 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(4,149)	$964	$(3,185)
Securities	983	(929)	54
Other interest-earning assets	(38)	93	55
Total interest-earning assets	(3,204)	128	(3,076)

INTEREST-BEARING LIABILITIES
Savings deposits	41	92	133
Interest bearing demand accounts	61	(252)	(191)
Money market accounts	(199)	(560)	(759)
Time deposits	(1,171)	(2,653)	(3,824)
Securities sold under agreements to repurchase	-	422	422
Federal Home Loan Bank advances	(306)	(153)	(459)
Other borrowings	203	-	203
Total interest-bearing liabilities	(1,371)	(3,104)	(4,475)

Net interest income	$(1,833)	$3,232	$1,399

Interest income. Total interest income declined $3.1 million to $34.1 million for the nine months ended September 30, 2010 from $37.2 million for the nine months ended September 30, 2009 because of a decrease in interest income on loans.  Interest income on loans decreased to $28.0 million for the nine months ended September 30, 2010 from $31.2 million for the same period in 2009.  This decrease was due primarily to a decline in the average balance of loans, which decreased $92.7 million to $621.7 million for the nine months ended September 30, 2010 from $714.4 million for the prior year period.  Interest income earned on securities increased for the nine months ended September 30, 2010 as compared to the same period in 2009 due to an increase in the average balance of $30.4 million, which was nearly offset by lower interest rates on new purchases of comparable securities, which resulted in a 67 basis point decline in average rate.

Interest income was adversely impacted by continued low interest rates and the unavailability of higher yielding interest-earning assets.

Interest expense. Interest expense declined by $4.5 million to $16.3 million for the nine months ended September 30, 2010 from $20.8 million for the nine months ended September 30, 2009.  The decrease in interest expense for the nine months ended September 30, 2010, as compared to the same period in 2009, was due to the combination of lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits.  The average rate paid on time deposits decreased 115 basis points to 2.62% for the nine months ended September 30, 2010 as compared to 3.77% the same period in 2009.  Interest expense includes $203,000 related to other borrowings for the nine months ended September 30, 2010 as compared to $0 for the nine months ended September 30, 2009.

Net interest income.  Net interest income increased $1.4 million to $17.8 million for the nine months ended September 30, 2010 from $16.4 million for the nine months ended September 30, 2009, as the decrease in interest expense was greater than the decrease in interest income. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 54 basis points to 2.64% for the nine months ended September 30, 2010 as compared to 2.10% for the same period in 2009.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 43 basis points to 2.78% as compared to 2.35% for the same period in 2009.  The improvement in net interest margin was primarily due to the 89 basis point decrease in the average interest rate of deposits, to 1.96% for the nine months ended September 30, 2010 as compared to 2.85% for the same period in 2009.

Provision for loan losses.  Provision for loan losses of $14.3 million and $18.7 million were made during the nine months ended September 30, 2010 and 2009, respectively.  The decrease in provision for loan losses was primarily due to a provision for loan losses of $2.0 million recorded during the third quarter of 2009 to provide a general allowance for loans held in the portfolio, previously supported by a cash deposit maintained with the Company by an ongoing originator, the $41.4 million decrease in the balance of portfolio loans as of September 30, 2010 as compared to December 31, 2009, offset by an increase in charge-offs.  Net charge-offs for the nine months ended September 30, 2010 were $17.2 million as compared to $14.5 million for the same period in 2009.  The increased charge-offs included $2.7 million of loss on a distressed loan sale of $6.3 million of non-performing one- to four-family residential loans in June 2010. Net charge-offs in 2010 also included $3.4 million of partial write-downs on one- to four-family residential loans that became non-performing during the nine months ended September 30, 2010 as well as a $3.3 million charge-off on one non-performing commercial loan, for which a specific allowance had previously been established. Beginning in the second quarter of 2009 the Company adopted the policy of writing down loans when they are classified as non-performing rather than recording a general allocation.

Non-interest income.  The components of non-interest income for the nine months ended September 30, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,864	$3,153	$(289)	-9.2%
Gain on sale of loans held for sale	531	448	83	18.5%
Loss on sale of portfolio loans	(114)	(1,245)	1,131	-
Gain on available for sale securities	831	333	498	149.5%
Other than temporary impairment losses	(81)	(1,573)	1,492	-94.9%
Interchange fees	704	685	19	2.8%
Other	849	2,762	(1,913)	-69.3%
	$5,584	$4,563	$1,021	22.4%

Non-interest income for the nine months ended September 30, 2010 increased $1.0 million to $5.6 million as compared to $4.6 million for the same nine months in 2009.  The increase was primarily due to the $1.5 million lower other-than-temporary-impairment loss, the $1.1 million lower loss on sale of portfolio loans, and the $498,000 higher gain on sale of available-for-sale securities and $83,000 higher gain on sale of loans held for sale , partially offset by the non-recurrence of other non-interest income items in 2009 including a $2.0 million gain resulting from a settlement agreement with an ongoing originator whereby the Company assumed responsibility for credit losses on a pool of loans.

Non-interest expense. The components of non-interest expense for the nine months ended September 30, 2010 and 2009 were as follows:

			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$7,845	$8,403	$(558)	-6.6%
Occupancy and equipment	1,632	1,962	(330)	-16.8%
FDIC insurance premiums	1,246	1,435	(189)	-13.2%
Foreclosed assets, net	681	1,308	(627)	-47.9%
Data processing	966	760	206	27.1%
Outside professional services	1,195	1,477	(282)	-19.1%
Collection expense and repossessed
asset losses	1,324	831	493	59.3%
Goodwill impairment	-	2,811	(2,811)	-100.0%
Other	3,161	2,837	324	11.4%
	$18,050	$21,824	$(3,774)	-17.3%

Non-interest expense decreased $3.8 million to $18.1 million for the nine months ended September 30, 2010 from $21.8 million for the same nine months ended September 30, 2009.  Components of the decrease included the non-recurrence of a $2.8 million write-off of the entire amount of the Company’s goodwill during 2009, lower compensation and benefits due to expense reduction initiatives implemented during 2009, lower occupancy and equipment expenses due primarily to the sale of our Lake City, Florida branch on December 31, 2009 and the relocation of our Florida Regional Center in June 2009, lower outside professional services and a lower loss on foreclosed assets, partially offset by increased legal, collection and administrative expenses associated with other real estate owned and foreclosures.

Income tax. The Company recorded no income tax benefit for the nine months ended September 30, 2010 as compared to an expense of $282,000 for the same period in 2009 due to the Company’s establishment of a valuation reserve for net deferred tax assets during 2009.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

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

During the nine months ended September 30, 2010, cash and cash equivalents decreased $15.5 million from $37.1 million as of December 31, 2009, to $21.6 million as of September 30, 2010. Cash used in operating activities of $32.0 million, combined with cash used in financing activities of $7.2 million, was more than cash from investing activities of $23.7 million.  Primary sources of cash were from sales of loans held for sale of $180.4 million, proceeds from maturities and payments of available-for-sale securities of $68.1 million, proceeds from sales of securities available-for-sale of $41.0 million, proceeds from FHLB advances of $33.1 million, net increases in deposits of $14.9 million, net decreases in loans of $12.9 million, proceeds from sale of portfolio loans of $7.0 million and proceeds from other borrowings of $5.0 million.  Primary uses of cash included loans originated for sale $220.5 million, purchases of available-for-sale securities of $104.6 million, repayments of FHLB borrowings of $48.0 million and repayments of other borrowings of $12.2 million.

During 2009, cash and cash equivalents increased $16.0 million from $34.1 million as of December 31, 2008, to $50.1 million as of September 30, 2009.  Cash from investing activities of $46.7 million and cash from operating activities of $609,000 was more than cash used in financing activities of $31.4 million.  Primary sources of cash were net decreases in loans of $55.0 million, proceeds from sales of securities available-for-sale of $47.3 million, proceeds from maturities and payments of available-for-sale securities of $40.6 million, FHLB borrowings of $20.0 million and proceeds from sale of portfolio loans of $16.0 million. Primary uses of cash included purchases of available-for-sale securities of $113.7 million and net decreases in deposit accounts of $24.4 million. The additional borrowings from the FHLB as well as some cash were used to replace maturing FHLB debt of $27.2 million.

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

At September 30, 2010
				NPV as a Percentage of
				Present Value of Assets (3)		Net Interest Income
Change in							Increase (Decrease) in
Interest Rates					Increase	Estimated	Estimated Net Interest
(basis points)	Estimated	Estimated (Decrease) in NPV			(Decrease)	Net Interest	Income
(1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)	Income	Amount	Percent
	(Dollars in Thousands)

+300	$55,023	$(3,645)	(6.2)%	6.19%	(12)	$24,480	$(482)	(1.93)%
+200	61,375	2,707	4.6%	6.78%	47	24,760	(202)	(0.81)%
+100	63,544	4,876	8.3%	6.90%	60	24,862	(100)	(0.40)%
0	58,668	-	-	6.31%	-	24,962	-	-
-100	52,028	(6,640)	(11.3)%	5.56%	(75)	24,817	(145)	(0.58)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FEDERAL CORPORATION

FORM 10-Q

September 30, 2010

Part II - Other Information

Item 1.	Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business.  In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	Risk Factors

We have been advised by the Office of Thrift Supervision (“OTS”) that we will be required toenter into a supervisory agreement with the agency, which will limit our operations and mayadversely affect our financial performance.

Following our most recent examination, we were informed by the OTS that it would requireAtlantic Coast Bank and Atlantic Coast Federal Corporation to enter into supervisory agreementswith the agency containing provisions substantially similar to those contained in the existing memorandum of understanding in addition to other operating restrictions as noted below. The Bank was also informed that in a separate agreement, the Office of Thrift Supervision will impose an Individual Minimum Capital Requirement for Atlantic Coast Bank that will require it to achieve and maintain levels of capital greater than those required for a federal savings bank to be classified as well-capitalized.  The Company anticipates, based upon discussions with the Office of Thrift Supervision, that the Individual Minimum Capital Requirement will require that Atlantic Coast Bank reach a core capital level of up to 7% by March 31, 2011 or June 30, 2011 and a risk based capital level of up to 11% by March 31, 2011 or June 30, 2011 and maintain these levels until the Office of Thrift Supervision removes the requirement. Until the Individual Minimum Capital Requirement is finalized, the Bank will not know with certainty the precise capital levels we will be required to reach and maintain or the exact date when the Bank will need to meet such requirements.

Until the supervisory agreements and Individual Minimum Capital Requirement are finalized, which the Company anticipates will be before the end of 2010, the Company will not know with certainty the scope of the requirements and restrictions that will be placed upon Atlantic Coast Federal Corporation and Atlantic Coast Bank.  In the event the Company and Bank are in material non-compliance with the terms of the supervisory agreements and Individual Minimum Capital Requirement, the Office of Thrift Supervision has the authority to subject us to the terms of a more restrictive enforcement order such as a cease and desist order, to impose civil money penalties on the Company and Bank and our directors and officers, and to remove directors and officers from their positions with Atlantic Coast Federal Corporation and Atlantic Coast Bank.

The Office of Thrift Supervision has informed us that the supervisory agreements will subject us to the following additional operating restrictions:  (1) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not increase their assets in any quarter greater than the amount of interest credited on its deposit accounts without prior written approval from the Office of Thrift Supervision; (2) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not add any new director to their Boards of Directors, employ any new senior executive officer or change the duties of any senior executive officer without providing 30 days advance written notice to the Office of Thrift Supervision; (3) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not make any payment or enter into an agreement to make a payment, to an officer or employee that is contingent upon their termination of service, subject to certain exceptions; (4) prior written approval of the Office of Thrift Supervision must be obtained before the payment of any dividend or other capital distribution by Atlantic Coast Federal Corporation or Atlantic Coast Bank; (5) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not enter into, renew or revise any contractual arrangement related to compensation or benefits with any director or officer unless they receive prior approval of the Office of Thrift Supervision; (6) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not enter into any third party contracts outside of the normal course of business without providing 30 days advance written notice to the Office of Thrift Supervision and receiving a written notice of non-objection; (7) Atlantic Coast Federal Corporation and Atlantic Coast Bank are not eligible to have applications or notices processed by the Office of Thrift Supervision on an expedited basis, which would make executing future mergers and acquisitions more difficult; (8) Atlantic Coast Federal Corporation and Atlantic Coast Bank may not engage in transactions with any affiliate or subsidiary without providing 30 days advance written notice to the Office of Thrift Supervision and receiving a written notice of non-objection; and (9) Atlantic Coast Bank may not increase the level of brokered deposits, excluding interest credited, without the prior written approval of the Office of Thrift Supervision.

We have experienced net losses for the nine months of 2010 and each of the last two fiscal years and we may not return to profitability in the near future.

We have experienced net losses of $9.0 million for the first nine months of 2010 and $29.3 million and $2.8 million for the years ended December 31, 2009 and 2008, respectively. The losses have been primarily related to non-performing assets, which necessitated a provision for loan losses of $24.9 million for the year ended December 31, 2009, compared to a provision of $13.9 million for the year ended December 31, 2008. We charged off $21.7 million of loans during 2009 as compared to $9.8 million during 2008. Non-accrual loans (generally loans 90 days or more past due in principal or interest payments) decreased to $21.6 million, or 3.67% of total loans at September 30, 2010, compared to 25.5 million, or 3.43% of total loans at December 31, 2008. We experienced other than temporary impairment losses in the investment portfolio of $4.5 million and $81,000 for the year ended December 31, 2009 and for the first nine months of 2010, respectively. In addition, during the year ended December 31, 2009, management deemed it appropriate to write off our entire goodwill balance of $2.8 million, and establish a valuation allowance of $16.2 million, or 100% of our net deferred tax asset. As a result of these factors and other conditions such as weakness in our local economy, we may not be able to generate sustainable net income or achieve profitability in the near future.

Our memorandum of understanding with the Office of Thrift Supervision imposes certain limits on our operations and could affect our liquidity.

In August 2009, Atlantic Coast Bank entered into a memorandum of understanding with the Office of Thrift Supervision addressing certain areas of our operations. Under the memorandum we are required to (1) utilize a four quarter roll forward budget to address, among other things, capital adequacy, appropriate allowances for loan and lease losses and a liquidity analysis, (2) ensure that the book value of our bank owned life insurance does not exceed 25% of our total capital, (3) review and enhance our liquidity policy, (4) develop a written plan to mitigate any risks to our capital and liquidity from our repurchase agreements, (5) reduce our brokered deposits to not more than $52.5 million by June 30, 2011, (6) obtain Office of Thrift Supervision approval for the payment of any dividends, (7) develop a plan to enhance our compliance management program (including Bank Secrecy Act and anti-money laundering programs) and (8) correct all deficiencies and weaknesses identified in our 2009 Report of Examination. The requirement to reduce the level of brokered deposits may affect our ability to have sufficient liquid assets for our operations. It may also cause us to pay higher rates on retail deposits to replace our use of brokered deposits. We may not increase our level of brokered deposits above the limit permitted by the Office of Thrift Supervision without the prior approval of the agency. We believe we will be able to reduce the level of our brokered deposits from $61.3 million as of September 30, 2010 to the level required by the memorandum of understanding within the required time period. The restriction on the payment of dividends without Office of Thrift Supervision approval will affect our ability to pay dividends in the future unless we have sufficient assets at Atlantic Coast Financial Corporation to pay dividends without reliance on dividends from Atlantic Coast Bank. We have addressed all the corrective actions mandated in the memorandum and we believe we are in compliance with the requirements of the memorandum. In the event that Atlantic Coast Bank should become in material non-compliance with the memorandum of understanding, the Office of Thrift Supervision has the authority to subject us to a more formal enforcement action, such as a cease and desist order.

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

September 30, 2010

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FEDERAL CORPORATION
(Registrant)

Date: November 15, 2010	/s/ G. Thomas Frankland
G. Thomas Frankland, Interim President and Chief
Executive Officer

Date: November 15, 2010	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer